Form 10-K
period 1993-12-31
KAYDON CORP
filed 1994-03-24
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)

/X/  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934  (Fee Required)

                 For the fiscal year ended  DECEMBER 31, 1993

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No Fee Required)

                        Commission file number  0-12640

                              KAYDON CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                           13-3186040
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                               ID No.)

      ARBOR SHORELINE OFFICE PARK, 19345 US 19 NORTH, CLEARWATER, FL 34624
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (813) 531-1101


          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
        NONE                                         NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X       No
                                 ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            Yes   X       No
                                 ---          ---
Based on the closing sales price of February 28, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $392,215,024.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 16,690,001 as of February 28, 1994.


DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

  KAYDON CORPORATION 1993 ANNUAL REPORT TO STOCKHOLDERS - PARTS I, II AND IV

                KAYDON CORPORATION PROXY STATEMENT - PART III

                          KAYDON CORPORATION FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                     INDEX

Part I                                                                                          Page No.
- - ------                                                                                        ------------
  Item 1.        Business                                                                          1 - 10

  Item 2.        Properties                                                                       11 - 13

  Item 3.        Legal Proceedings                                                                13 - 14

  Item 4.        Submission of Matters to Vote of Security Holders                                   14

Part II
- - -------
  Item 5.        Market for the Registrant's Common Equity &
                          Related Stockholder Matters                                                15

  Item 6.        Selected Financial Data                                                             16

  Item 7.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                        16

  Item 8.        Financial Statements and Supplementary Data                                         16

  Item 9.        Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                     16

Part III
- - --------
  Item 10.       Directors and Executive Officers of the Registrant                                  17

  Item 11.       Executive Compensation                                                              18

  Item 12.       Security Ownership of Certain Beneficial Owners
                          and Management                                                             18

  Item 13.       Certain Relationships and Related Transactions                                      18

Part IV
- - -------
  Item 14.       Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K

                 (a)      1.      Financial Statements                                               19
                          2.      Financial Statement Schedules                                   19 - 20
                          3.      Reference to Exhibits                                              20

                 (b)      Reports on Form 8-K                                                        20

                 Report of Independent Public Accountants                                            21
                 Financial Statement Schedules                                                    22 - 25
                 Signatures                                                                          26

                 (c)      1.      Exhibit Index                                                   27 - 34
                          2.      Exhibits                                                        E1 - E3

                                     PART I

Item 1.          BUSINESS

         a.      General Development of Business


         Kaydon Corporation (the "Company" or "Kaydon") was formed in October 1983, as a wholly owned subsidiary of Bairnco Corporation ("Bairnco" or "former parent"), when it acquired all of the assets and assumed certain liabilities, other than amounts due from affiliates, from a subsidiary of Keene Corporation, another wholly owned subsidiary of Bairnco, which was then known as Kaydon Corporation and is now inactive.
         The Company was spun off from Bairnco in April 1984 and is no longer a member of its consolidated group. This spinoff was effected in the form of a 100 percent stock dividend to stockholders of the former parent's common stock.
         On June 30, 1986, Kaydon Ring and Seal, Inc., a wholly owned subsidiary of Kaydon, acquired for $29,600,000 certain assets and liabilities of the Piston Ring and Seal Division of Koppers Company, Inc., a manufacturer of piston rings and shaft seals. This acquisition was consummated by Kaydon Ring and Seal, Inc. with loaned funds from Kaydon.
         On July 17, 1987, Kaydon acquired for $5,100,000 certain assets and liabilities of the Spirolox operation of TRW, Inc., a manufacturer of specialty retaining rings. This acquisition was consummated with funds acquired through bank credit obtained in the normal course of business.
         On June 23, 1989, Kaydon Corporation, through its newly formed, wholly owned subsidiaries, Kaydon Acquisition Corp. III and Kaydon Acquisition Corp. IV, acquired for $22,710,000 all of the stock of I.D.M. Electronics Ltd., a United Kingdom corporation, and KDI Electro-Tec Corp., a Delaware corporation, from KDI Corporation. I.D.M. Electronics Ltd. and Electro-Tec Corp. manufacture high-performance, precision slip-rings, slip-ring capsules and slip-ring assemblies. Slip-rings are complex, electromechanical devices used to transmit electric signals or electrical power between the rotating and stationary members of an assembly, such as a gyro and its housing. The purchase price was financed by credit obtained in the normal course of business.

         On December 16, 1991, Kaydon Corporation, through its wholly owned subsidiaries, Kaydon Acquisition Corp. III and Kaydon Acquisition Corp. U.K. Ltd., acquired for L.24,000,000 (approximately $43,440,000 when translated at the exchange rate in effect at the time of purchase) all of the capital stock of Prizerandom Limited, a United Kingdom corporation, from Clairmont PLC, a Scotland corporation. Prizerandom Limited is a wholly owned subsidiary of Clairmont PLC and is the holding company for Cooper Bearings Limited, a United Kingdom corporation, which was the primary subject of the acquisition.
         Cooper Bearings Ltd. is a holding company consisting of the following operating subsidiaries, all of which are manufacturers or distributors of complete bearings and related components parts:

                                                                    COUNTRY OF
                           SUBSIDIARY                              INCORPORATION
- - ------------------------------------------------------------       -------------
Cooper Roller Bearings Company Limited ("Cooper U.K.")              United Kingdom
Cooper Split Roller Bearings Corporation ("Cooper U.S.")            U.S.A.
Cooper Geteilte Rollenlager GmbH ("Cooper Germany")                 Germany


         Cooper U.K. is a manufacturing operation located in King's Lynn, Norfolk - U.K. that produces a range of split roller bearings including both a standard line and custom-designed product. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be impractical. Cooper U.S. and Cooper Germany are distribution operations located in Virginia Beach, VA - U.S. and Krefeld, Germany, respectively.
         The purchase price was financed through Kaydon Corporation cash plus bank loans from the National Bank of Detroit and Continental Bank, U.K.

         b. and c.                Financial Information About Industry Segments
                                  and Narrative Description of Business

         The Company designs, manufactures and sells custom-engineered products for a broad and diverse customer base. The Company's principal products include antifriction bearings, bearing systems, filters, filter housings, high-performance rings, sealing rings, specialty retaining rings, shaft seals and slip-rings. These products are used by customers in a variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications.

Products

         Kaydon works closely with its customers to engineer the required solutions to their design problems. Design solutions are frequently unique to a single customer or application. Depending upon the nature of the application, the design may be used over a protracted time period and in large numbers, or it may be for a single use.
         The antifriction bearing products of Kaydon incorporate various types of rolling elements. The ball, tapered roller, cylindrical roller and needle roller bearings manufactured by Kaydon are made in sizes ranging from needle bearings with a 1/2-inch outside diameter to heavy-duty ball bearings with an outside diameter of 180 inches. These antifriction products are fabricated from aluminum, bearing-quality steel, stainless steel or special tool steels. They often incorporate a broad range of features such as gearing, special sealing systems and mounting arrangements in combination with other mechanical components.
         As a custom manufacturer, many diverse applications are served. Typical applications include large-diameter ball bearings for hydraulic cranes and excavators; thin-section ball bearings for rotating joints of industrial robots; lightweight airborne radar bearings; large-diameter aluminum roller bearings for military vehicle turret systems; needle roller bearings for passenger car transmissions; loose needle rollers for universal joints utilized in light trucks, agricultural tractors and passenger cars; special coalescing elements and filter housings for diesel fuel filtration on both commercial and military vehicles; hydraulic filter elements for tractor-mounted farm implement units; and ultra high-precision roller bearings for gear box applications.
         Kaydon's subsidiary, Kaydon Ring and Seal, Inc., manufactures metallic medium and large bore-size rings for low and medium-speed internal combustion engines, steam engines, pumps and reciprocating compressors. Sealing rings are engineered with metallic and nonmetallic products used to limit the leakage of fluids and gases within engines and a wide variety of other mechanical products. Sealing rings are used in industrial applications, such as: compressors, transmissions, hydraulic and pneumatic cylinders, and commercial and military aircraft, jet engines and control apparatus applications. Shaft seals are used to seal gases or liquids usually under extreme conditions of speed, pressure or temperature. Shaft seals are fabricated from a variety of materials depending on the application.
         Electro-Tec Corp. and I.D.M. Electronics Ltd., wholly owned subsidiaries of Kaydon Corporation, design and manufacture precision, high-performance slip-rings, slip-ring assemblies, capsules and related electromechanical devices to meet customers' exact needs and specifications. Slip-rings are manufactured from injection and transfer-molded plastics, aluminum and stainless steel castings, bearings and electronic components and connectors, and are sometimes subjected to an electro-deposition process. They are used to transmit electrical signals or power between the rotating and stationary members of an assembly and can be found in combat vehicles, aircraft inertial guidance systems, telecommunications satellites, aircraft targeting systems and medical diagnostic equipment.
         Cooper Bearings Ltd., a wholly owned subsidiary of Kaydon Corporation, designs and manufactures a range of split roller bearings, which include both standard and custom-designed lines. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be less desirable. The product is used in a wide range of applications but particularly those where space and ease of change are important selection criteria.

         Approximately 69 percent of Kaydon's sales are to original equipment manufacturers, which incorporate the Kaydon products in the products they sell. Many of the applications for the Company's products also provide the opportunity for participation in the replacement or spare parts markets.

New Product and Industry Segment Information

         On December 4, 1993 the Company acquired, for approximately $716,000, the assets of Kenyon Power Transmission Ltd. of Manchester, England. Kenyon manufactures pulleys and drive components which are complementary to the product offering of the Company's subsidiary, Cooper U.K., into which it will be absorbed.
         Subsequent to year end, on January 28, 1994 the Company acquired, for approximately $7,500,000, the assets of Industrial Tectonics Inc located in Dexter, Michigan. This company has been in existence since 1946 and is noted for the production of balls made of alloyed steel, plastic, tungsten carbide, glass and an assortment of other materials which are used in gauges, floats, measuring instruments, ball point pens and antifriction bearings.
         The Company has not made any other public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the Company's assets or which would otherwise result in a material cost.

Patents, Trademarks, Licenses, Etc.

         The Company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks.

Seasonal Nature of Business

         The Company does not consider its business to be seasonal in nature.

Working Capital Practices

         The Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

Customers

         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1993, 1992 and 1991, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four major market groups:
Aerospace and Military, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1993, 1992 and 1991 are set forth in the following table:

                                                 Net Sales by Major Market Groups
                                                          (in thousands)
                                           1993                    1992                     1991
                                  --------------------      -------------------       -------------------
                                   Amount          %         Amount         %          Amount         %
                                  --------       -----      --------      -----       --------      -----
Aerospace and Military            $ 40,838        22.2      $ 47,972       26.1       $ 48,905       30.4
Replacement Parts and Exports       68,624        37.3        71,865       39.1         54,649       33.9
Special Industrial Machinery        52,091        28.3        43,087       23.4         39,435       24.5
Heavy Industrial Equipment          22,507        12.2        20,980       11.4         18,000       11.2
                                  --------       -----      --------      -----       --------      -----
        Total                     $184,060       100.0%     $183,904      100.0%      $160,989      100.0%
                                  ========       =====      ========      =====       ========      =====


        Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $10,979,000 in 1993, $9,102,000 in 1992, and
$10,762,000 in 1991, with most of such sales concentrated in Canada, Europe and Japan.

Marketing

         Kaydon's sales organization consists of salespersons and representatives located throughout the United States, Canada, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to provide liaison with factory engineering staffs.
         A nationwide network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of the replacement market and small original equipment manufacturers.

Manufacturing

         Kaydon manufactures virtually all of the products it sells and utilizes subcontractors only for occasional specialized services. Kaydon's products require sophisticated processes and equipment, and many of its products incorporate unique Kaydon-developed production techniques. Certain satellite and aircraft-type bearing products must meet extraordinary mechanical tolerances (for example, within 20 millionths of an inch) and many bearings and slip-rings are assembled in quality-controlled "white room" conditions. Nearly all of Kaydon's products require high levels of incoming quality control and process quality control. The manufacturing equipment required for Kaydon's operations entails a very high level of capital investment for any given level of sales.

Suppliers

         Kaydon and its subsidiaries purchase large quantities of raw materials, mainly bearing-quality steel, special alloy steel, high-grade carbon and filter media, aluminum alloy and stainless steel castings, plastics, wire and electrical connectors, from multiple sources. Kaydon purchases large amounts of certain types of bearing-quality steel from a number of foreign suppliers. No significant supply problems have been encountered in recent years as relationships with suppliers have generally been good.

Environmental Matters

         Reference is made to "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1993 Annual Report to Stockholders which is incorporated herein by reference.

Employees

         On December 31, 1993, Kaydon employed 1,671 employees. Hourly employees at the Muskegon facilities (including Norton Shores) are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 1994. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until November 5, 1995. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until February 2, 1996. The remaining domestic factory employees, as well as all office employees, are non-union.
         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its levels of total compensation are equal to or better than comparable companies in communities adjacent to each facility.

Backlog

         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $84,385,000 at December 31, 1993 and $83,296,000 at December 31, 1992. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. The backlog increase reversed a downward trend over the last several years. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

Competition

         Kaydon competes with divisions of SKF Industries, Timken Corporation, Torrington/Fafnir, Rotek, FAG, EG&G Inc., Litton Poly-Scientific and numerous other smaller companies.
         The markets served by Kaydon are large and extremely competitive. The major domestic competitors generally produce a wide line of standard products and do not specialize in custom products. The major domestic bearing manufacturers nonetheless do offer special-engineered bearings. The markets for Kaydon's special-machined components, fabricated products, filters, rings and seals are very diverse. Consequently, management feels that the size of the total market for such products cannot be meaningfully estimated.
         In all of the markets served by Kaydon, the principal methods of competition involve price, product performance, engineering support and timely delivery.
         Many of Kaydon's domestic competitors are part of large, worldwide manufacturing concerns and have significantly greater financial resources. While foreign competition is intense and growing for all industrial components, the special nature of Kaydon's products and the close working relationship with its customers have somewhat limited the impact of foreign competition on domestic business.

Government Contracts and Renegotiation

         Various provisions of federal law and regulations require, under certain circumstances, the renegotiation of military procurement contracts or the refund of profits determined to be excessive. Based on Kaydon's experience under such provisions, management believes that no material renegotiation or refunds (if any) will be required.

         d.      Information About International Operations


         Information with respect to operations by geographic area appears in
Note 15, "Business Segment Information" of the Notes to Consolidated Financial Statements set forth on page 28 of the Annual Report to Stockholders, which is incorporated herein by reference. Fluctuating exchange rates and factors beyond the control of the Company, such as tariffs and foreign economic policies, may affect future results of foreign operations.

Item 2.  PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1993 and indicates whether the property is owned or leased:

                                                                                      Owned or
   Location                              Activity                           Sq. Ft.   Leased
   --------                              --------                           ------    --------
 Clearwater, FL                     Corporate Headquarters                     9,383   Leased
 Muskegon, MI                       Engineering Laboratory                   232,250   Owned
 (Norton Shores)                    Manufacturing Facility
 Muskegon, MI                       Manufacturing Facility                   162,476   Owned
 (Norton Shores)
 Muskegon, MI                       Held For Sale                            104,000   Owned
 Newaygo, MI                        Assembly Facility                         16,800   Owned
 Sumter, SC                         Manufacturing Facility                   168,400   Leased
 Sumter, SC                         Manufacturing Facility                   115,200   Owned
 Greeneville, TN                    Manufacturing Facility                    80,700   Owned
 LaGrange, GA                       Manufacturing Facility                    87,000   Owned
 Baltimore, MD                      Manufacturing Facility                   725,000   Owned
 St. Louis, MO                      Manufacturing Facility                    18,500   Leased
 Blacksburg, VA                     Manufacturing Facility                   111,400   Owned
 Virginia Beach, VA                 Warehouse                                 28,713   Owned
                                    Offices                                    9,855   Owned
 Krefeld, Germany                   Warehouse                                 10,032   Leased
 King's Lynn, England               Manufacturing Facility                   153,000   Owned
 Reading, England                   Manufacturing Facility                    26,000   Leased
 Monterrey, NL, Mexico              Manufacturing Facility                    32,000   Owned


         Kaydon owns the two manufacturing facilities located in Muskegon (Norton Shores), the assembly facility located in Newaygo, the manufacturing facilities located in Sumter, Greeneville, LaGrange (lease option to purchase exercised June 1, 1993), Baltimore, Blacksburg, Monterrey, Mexico, and King's Lynn, England and the warehouse facility in Virginia Beach. The other property in Muskegon was leased (under a capitalized lease) in connection with a $10,000,000 Industrial Revenue Bond (IRB) financing for a term expiring January 15, 2009, with an option to purchase the property during the pendency of the lease and an obligation to purchase the property for nominal consideration upon its expiration. The IRB's were paid off on January 4, 1993, the lease was terminated, and the Company took title to the land. Due to the continuing shrinkage of the military and aerospace markets, Kaydon consolidated its three Muskegon, Michigan plants into two buildings and closed this plant which is located within a modern industrial park during the year. Management does not anticipate a material impact, if any, on earnings relating to the sale of this facility and anticipates that the desirable location will allow the plant facility to be sold for at least book value. Kaydon operates at two sites in Sumter, one site is owned and the other is leased (under a capitalized lease) in connection with a $4,000,000 Industrial Revenue Bond financing for a term expiring April 1, 1997, with an option to purchase the property during the pendency of the lease and an obligation to purchase the property for nominal consideration upon its expiration. The St. Louis property is leased for a term expiring July 31, 1997. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased for a term expiring September 30, 1994. The Corporate office located in Clearwater, Florida is leased for a term expiring January 31, 1999.

         Kaydon Corporation is the sole shareholder of the following operating subsidiaries:

                                                                         Date
                 Subsidiary                                         Formed/Acquired
                 ----------                                         ---------------
         Kaydon Ring and Seal, Inc.                                 June 17, 1986
            (a Delaware corporation)

         Kaydon S.A. de C.V.                                        April 10, 1987
            (a Mexico corporation)

         Electro-Tec Corp.                                          June 23, 1989
            (a Delaware corporation)

         I.D.M. Electronics Ltd.                                    June 23, 1989
            (a United Kingdom corporation)

         Cooper Roller Bearings Company Limited                     December 16, 1991
            (a United Kingdom corporation)

         Cooper Split Roller Bearings Corporation                   December 16, 1991
            (a Virginia corporation)

         Cooper Geteilte Rollenlager GmbH                           December 16, 1991
            (a Germany corporation)



Item 3.  LEGAL PROCEEDINGS

         The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court in New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. While the ultimate outcome of this litigation is unknown at the present time, management believes that it has meritorious defenses to the asserted claims. Accordingly, no provision has been reflected in the financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a materially adverse effect on the Company's financial position.
         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

                                   PART II

Item 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
                MATTERS


         a. and c.        Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in Note 14, "Quarterly Results of Operations" of the Notes to Consolidated Financial Statements on page 27 of Kaydon's 1993 Annual Report to Stockholders, which is incorporated herein by reference. During 1992, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. Kaydon's common stock is listed on NASDAQ (over the counter) under the symbol KDON. Kaydon declared cash dividends during 1991, 1992 and 1993 as follows (on a per-share basis):

                                       1993                        1992                        1991
                                       ----                        ----                        ----
 March                                 $0.09                      $0.075                     $0.0625
 June                                   0.09                       0.075                      0.0625
 September                              0.09                       0.075                      0.0625
 December                               0.10                       0.09                       0.075

Effective with the cash dividend declared in December 1993 and paid in January 1994, Kaydon adopted a plan which calls for quarterly cash dividends of $0.10 per share. This recent increase in the dividend amount reflects Kaydon management's continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.

         b.               Holders

         The number of common equity security holders is as follows:

                                                              Number of Holders
                                                                  of Record
Title of Class                                             As of December 31, 1993
- - -------------------------------------------------------    -----------------------
Common Stock, par value $0.10 per share                             1,742

Item 6.      SELECTED FINANCIAL DATA


         Reference is made to "Financial History" on page 14 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1993 Annual Report to Stockholders, which is incorporated herein by reference.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Reference is made to "To Our Stockholders" on pages 2 through 4 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1993 Annual Report to Stockholders, which is incorporated herein by reference.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Reference is made to the financial statements and related notes included on pages 18 through 28 and "Quarterly Results of Operations" on page 27 of Kaydon's 1993 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1994 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the company is as follows:



      Name and Age of                                          Data Pertaining to
     Executive Officer                                         Executive Officers
     -----------------                                         -------------------
 Lawrence J. Cawley (59)                     Chief Executive Officer, Chief Financial Officer and
                                             Chairman of the Board. Mr. Cawley was appointed as President and Chief Executive Officer of Kaydon Corporation in 1987
                                             and relinquished the position of President in September
                                             1989, at which time he was appointed Chairman of the Board.
                                             Effective January of 1992, Mr. Cawley was appointed Chief
                                             Financial Officer.  He was President of the Bearings
                                             Division of Kaydon Corporation from 1985 to 1987.

 Stephen K. Clough (40)                      President and Chief Operating Officer. Mr. Clough was
                                             appointed President and Chief Operating Officer of Kaydon
                                             Corporation and was elected to the Board of Directors in
                                             September 1989. He had been Vice President and General
                                             Manager of Kaydon's Bearings Division since 1987, after
                                             having joined Kaydon as Vice President of its Automotive
                                             operation in April 1986.

 John F. Brocci (51)                         Vice President of Administration and Secretary.  Mr. Brocci
                                             has been Vice President of Administration since joining
                                             Kaydon in March, 1989.  He was appointed Secretary in April,
                                             1992.  Prior to joining Kaydon, he was the Operations
                                             Manager for the Sealed Power Division of SPX Corporation.

Item 11.         EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1994 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by Item 12 is included in the Proxy Statement for the 1994 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1994 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                   PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         a.      1.       Financial Statements

                 The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1993 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                               Page Number in
                                                                               Annual Report
                                                                               to Stockholders
                                                                               ---------------
                 Report of Independent Public Accountants                            17

                 Consolidated Balance Sheets
                 as of December 31, 1993 and 1992                                    18

                 Consolidated Statements of Income
                 for the years ended December 31, 1993, 1992 and 1991                19

                 Consolidated Statements of Stockholders' Investment
                 for the years ended December 31, 1993, 1992 and 1991                20

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1993, 1992 and 1991                21

                 Notes to Consolidated Financial Statements                        22 - 28


                 2.       Financial Statement Schedules

                 The following financial statement schedules and related Report of Independent Public Accountants on Financial Statement Schedules are included in this Form 10-K on the pages noted:

                                                                                     Page Number in
                                                                                     this Form 10-K
                                                                                     --------------
                 Report of Independent Public Accountants
                 on Financial Statement Schedules                                           21

                 Schedules for the years ended
                 December 31, 1993, 1992, and 1991:

                 Schedule V       -        Plant and Equipment                              22

                 Schedule VI      -        Accumulated Depreciation and Amortization
                                           of Plant and Equipment                           23

                 Schedule IX      -        Short-term Borrowings                            24

                 Schedule X       -        Supplementary Income Statement
                                           Information                                      25

                 All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, the required information is included in the notes to the consolidated financial statements or otherwise is not required under instructions contained in Regulation S-X.

                 Financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are wholly owned subsidiaries.



                 3.       Reference to Exhibits

                 Reference is made to the Exhibit Index which is found on pages 27 through 34 of this Form 10-K.



         b.      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the fourth quarter of 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of Kaydon Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kaydon Corporation and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed at Item 14.a.2. above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen & Co.
- - -------------------------
ARTHUR ANDERSEN & CO.
Grand Rapids, Michigan
January 20, 1994



                                                                                                           Schedule V

                                                KAYDON CORPORATION AND SUBSIDIARIES
                                                        PLANT AND EQUIPMENT
                                       FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                 Balance at       Additions                     Other           Balance
                                                  Beginning          at                        Changes           at End
              Classification                       of Year         Costs      Retirements     Add (Deduct)      of Year
    --------------------------------------------------------------------------------------------------------------------
    Year Ended December 31, 1991
    ----------------------------
       Land and Improvements                    $  2,250,000            --   ($   11,000)   $  590,000 (a)   $  2,852,000
                                                                                            $   23,000 (c)

       Buildings and Leasehold Improvements     $ 24,371,000   $   366,000   ($   13,000)   $1,904,000 (a)   $ 26,718,000
                                                                                            $   90,000 (c)

       Machinery and Equipment                  $106,758,000   $10,791,000   ($  644,000)   $1,703,000 (a)   $118,886,000
                                                                                            $  278,000 (c)
                                               -------------   -----------    -----------   ----------       ------------
           Total                                $133,379,000   $11,157,000   ($  668,000)   $4,588,000       $148,456,000
                                               =============   ===========    ===========   ==========       ============
    Year Ended December 31, 1992
    ----------------------------
       Land and Improvements                    $  2,852,000            --            --    $  239,000 (b)   $  3,019,000
                                                                                           ($   72,000)(c)

       Buildings and Leasehold Improvements     $ 26,718,000   $ 2,800,000            --   ($  281,000)(b)   $ 28,964,000
                                                                                           ($  273,000)(c)

       Machinery and Equipment                  $118,886,000   $ 3,325,000   ($  640,000)   $   42,000 (b)   $120,531,000
                                                                                           ($1,082,000)(c)
                                               -------------   -----------    -----------   ----------       ------------
           Total                                $148,456,000   $ 6,125,000   ($  640,000)  ($1,427,000)      $152,514,000
                                               =============   ===========    ===========   ==========       ============
    Year Ended December 31, 1993
    ----------------------------
       Land and Improvements                    $  3,019,000   $   117,000            --   ($    3,000)(c)   $  3,133,000

       Buildings and Leasehold Improvements     $ 28,964,000   $ 1,241,000            --   ($    4,000)(c)   $ 30,201,000

       Machinery and Equipment                  $120,531,000   $ 4,274,000   ($2,850,000)   $  681,000 (a)   $122,666,000
                                                                                            $   30,000 (c)
                                               -------------   -----------    -----------   ----------       ------------
           Total                                $152,514,000   $ 5,632,000   ($2,850,000)   $  704,000       $156,000,000
                                               =============   ===========    ===========   ==========       ============

        (a)  Plant and equipment of businesses acquired at date of acquisition.
        (b)  Reclassification of plant and equipment.
        (c)  Adjustment for change in foreign currency exchange rate.


                                                                                                        Schedule VI

                                                KAYDON CORPORATION AND SUBSIDIARIES
                                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT
                                       FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                 Additions
                                                   Balance at   Charged to                     Other         Balance
                                                   Beginning     Costs and                    Changes         at End
               Classification                       of Year      Expenses     Retirements   Add (Deduct)      of Year
    ---------------------------------------------------------------------------------------------------------------------
    Year Ended December 31, 1991
    ----------------------------
       Land and Improvements                      $   233,000   $   42,000    ($   11,000)          --      $   264,000

       Buildings and Leasehold Improvements       $ 7,838,000   $  960,000    ($    1,000)          --      $ 8,797,000

       Machinery and Equipment                    $63,377,000   $7,851,000    ($  634,000)    $ 42,000 (a)  $70,636,000

                                                  -----------   ----------     -----------    --------      -----------
           Total                                  $71,448,000   $8,853,000    ($  646,000)    $ 42,000      $79,697,000
                                                  ===========   ==========     ===========    ========      ===========

    Year Ended December 31, 1992
    ----------------------------
       Land and Improvements                      $   264,000   $   42,000             --           --      $   306,000

       Buildings and Leasehold Improvements       $ 8,797,000   $1,232,000             --    ($  4,000)(a)  $10,025,000

       Machinery and Equipment                    $70,636,000   $8,718,000    ($  361,000)   ($323,000)(a)  $78,670,000
                                                  -----------   ----------     -----------   ---------      -----------
           Total                                  $79,697,000   $9,992,000    ($  361,000)   ($327,000)     $89,001,000
                                                  ===========   ==========     ===========   =========      ===========

    Year Ended December 31, 1993
    ----------------------------
       Land and Improvements                      $   306,000   $   40,000             --           --      $   346,000

       Buildings and Leasehold Improvements       $10,025,000   $1,204,000    ($    1,000)          --      $11,228,000

       Machinery and Equipment                    $78,670,000   $7,946,000    ($2,265,000)   ($  2,000)(a)  $84,349,000
                                                  -----------   ----------     ----------    ----------     -----------
           Total                                  $89,001,000   $9,190,000    ($2,266,000)   ($  2,000)     $95,923,000
                                                  ===========   ==========     ==========    ==========     ===========


        (a)  Adjustment for change in foreign currency exchange rate.

                                                                                                                     Schedule IX

                                                    KAYDON CORPORATION AND SUBSIDIARIES
                                                          SHORT-TERM BORROWINGS
                                           FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                                                                       Weighted
                                                        Balance     Weighted     Maximum Amount    Average Amount      Average
    Category of Aggregate                               at End      Average        Outstanding      Outstanding     Interest Rate
    Short-Term Borrowings          Year Ended           of Year    Interest Rate   During Year    During Year (1)   During Year (2)
    -------------------------------------------------------------------------------------------------------------------------------

    Amounts Payable to Banks       December 31, 1991     $6,922,000     6.92%       $7,651,000      $  861,000         8.03%

    -------------------------------------------------------------------------------------------------------------------------------


    Amounts Payable to Banks       December 31, 1992     $   90,000     6.0%        $8,269,000      $1,105,000         6.29%

    -------------------------------------------------------------------------------------------------------------------------------


    Amounts Payable to Banks       December 31, 1993     $  312,000     4.96%       $4,211,000      $  447,000         5.65%

    -------------------------------------------------------------------------------------------------------------------------------

         (1)  Calculated based on daily balances.
         (2)  Calculated based on daily rates.

                                                                                      Schedule X

                                       KAYDON CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
                             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                                              Charged to
                                                                                              Costs and
               Item                                      Year Ended                            Expenses
      --------------------------------------------------------------------------------------------------

      Maintenance and Repairs                         December 31, 1991                       $3,593,000

      --------------------------------------------------------------------------------------------------

      Maintenance and Repairs                         December 31, 1992                       $3,526,000

      --------------------------------------------------------------------------------------------------

      Maintenance and Repairs                         December 31, 1993                       $3,222,000

      --------------------------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaydon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KAYDON CORPORATION
                                           ------------------------------------------------
                                           Registrant


Date:  March 18, 1994             By:      /s/Lawrence J. Cawley
                                           ------------------------------------------------
                                           Chief Executive Officer & Chief Financial Officer


Date:  March 18, 1994             By:      /s/Stephen K. Clough
                                           ------------------------------------------------
                                           President and Chief Operating Officer


Date:  March 18, 1994             By:      /s/Thomas C. Sorrells III
                                           ------------------------------------------------
                                           Corporate Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/Glenn W. Bailey
         ----------------------------------------
         Glenn W. Bailey - Director                      March 18, 1994

         /s/Gerald J. Breen
         ----------------------------------------
         Gerald J. Breen - Director                      March 18, 1994

         /s/Lawrence J. Cawley
         ----------------------------------------
         Lawrence J. Cawley - Chairman                   March 18, 1994

         /s/Stephen K. Clough
         ----------------------------------------
         Stephen K. Clough - Director                    March 18, 1994

         /s/John H.F. Haskell, Jr.
         ----------------------------------------
         John H.F. Haskell, Jr. - Director               March 18, 1994

         /s/Norton Stevens
         ----------------------------------------
         Norton Stevens - Director                       March 18, 1994

         c.      1.       Exhibits Index


  EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
  -------          -----------                                   --------         ----------------------------
  (2)              Stock and Asset Purchase Agreement between                     Exhibit 2 to Kaydon's Registration Statement
                   Kaydon Acquisition, Inc. (now Kaydon Ring                      on Form 8-K filed on July 15, 1986, as amended
                   and Seal, Inc.) and Koppers Company, Inc.,                     by the Registration Statement filed on Form
                   dated June 26, 1986.                                           8-K on September 30, 1986 (SEC File
                                                                                  No. 0-12640).

  (2)              Agreement of Purchase and Sale between                         Exhibit 2 to Kaydon's Annual Report on Form
                   Kaydon Corporation and TRW Automotive                          10-K for the year ended December 31, 1987 (SEC
                   Products, Inc., dated as of June 29, 1987.                     File No. 0-12640).

  (2)              Stock Purchase Agreement among Kaydon                          Exhibit 2 to Kaydon's Registration Statement
                   Corporation, Kaydon Acquisition Corp. III,                     on Form 8-K filed on July 7, 1989, as amended
                   Kaydon Acquisition Corp. IV, KDI Holdings,                     by the Registration Statement filed on Form
                   Inc. and KDI Corporation.                                      8-K on November 3, 1989 and Registration
                                                                                  Statement filed on Form 8-K on March 27, 1990
                                                                                  (SEC File No. 0-12640).

  (2)              Stock Purchase Agreement among Kaydon                          Exhibit 2 to Kaydon's Registration Statement
                   Corporation, Kaydon Acquisition Corp. U.K.                     on Form 8-K filed on December 31, 1991, as
                   Limited, Murray Ventures PLC and others                        amended by the Registration Statement filed on
                   and William Terence Blaney and others.                         Form 8-K on February 28, 1992 (SEC File
                                                                                  No. 0-12640).

  (3) & (4)        Certificate of Incorporation of the                            Exhibit 3 to Kaydon's Registration Statement
                   Registrant, dated October 21, 1983.                            on Form S-1 (No. 2-89399).

  (3) & (4)        Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Incorporation of the                            on Form S-1 (No. 2-89399).
                   Registrant, dated November 23, 1983.

  (3) & (4)        Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Incorporation of the                            on Form S-1 (No. 2-89399).
                   Registrant, dated February 6, 1984.

  (3) & (4)        Certificate of Correction to the                               Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Amendment to the                                on Form S-1 (No. 2-89399).
                   Certificate of Incorporation of the
                   Registrant, dated February 17, 1984.

  (3) & (4)        Form of Restated Certificate of                                Exhibit 3 to Kaydon's Registration Statement
                   Incorporation of the Registrant, dated                         on Form S-1 (No. 2-89399).
                   March 1984.

   EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
   -------          -----------                                   --------         ----------------------------
   (3)              Amendment to Certificate of Incorporation                      Exhibit 3 to Kaydon's Annual Report on
                    of the Registrant, dated February 24,                          Form 10-K for the year ended December 31, 1987
                    1987.                                                          (SEC File No. 0-12640).

   (3)              Bylaws of the Registrant, as adopted on                        Exhibit 3 to Kaydon's Registration Statement
                    October 27, 1983.                                              on Form S-1 (No. 2-89399).

   (3)              Amended Bylaws of the Registrant, as                           Exhibit 3 to Kaydon's Annual Report on
                    adopted on February 19, 1986.                                  Form 10-K for the year ended December 31, 1985
                                                                                   (SEC File No. 0-12640).

   (3)              Amendment to the Bylaws of the Registrant,                     Exhibit 3 to Kaydon's Annual Report on
                    dated as of September 19, 1989.                                Form 10-K for the year ended December 31, 1989
                                                                                   (SEC File No. 0-12640).

   (3) & (4)        Certificate of Amendment to the                                Exhibit 3 to Kaydon's Quarterly Report on
                    Certificate of Incorporation of the                            Form 10-Q for the quarter ended March 28, 1992
                    Registrant, dated April 27, 1992.                              (SEC File No. 0-12640).

   (4)              Form of Stock Certificate for Kaydon                           Exhibit 3 to Kaydon's Registration Statement
                    Common Stock.                                                  on Form S-1 (No. 2-89399).

   (4) & (10)       Amended and Restated Revolving Credit and                      Exhibit 4 to Kaydon's Annual Report on
                    Term Loan Agreement, dated March 14, 1990.                     Form 10-K for the year ended December 31, 1990
                                                                                   (SEC File No. 0-12640).

   (4) & (10)       First Amendment to the Amended and                             Exhibit 4 to Kaydon's Annual Report on
                    Restated Revolving Credit and Term Loan                        Form 10-K for the year ended December 31, 1991
                    Agreement, dated February 22, 1991.                            (SEC File No. 0-12640).

   (4) & (10)       Written notification, dated October 15,                        Exhibit 4 to Kaydon's Annual Report on
                    1986, from Kaydon Corporation to                               Form 10-K for the year ended December 31, 1986
                    Continental Bank and Trust Company,                            (SEC File No. 0-12640).
                    reducing available line of credit pursuant
                    to the Revolving Credit and Term Loan
                    Agreement between the Registrant and the
                    banks named therein.

   (10)             Demand Note, dated June 30, 1986, from                         Exhibit 10 to Kaydon's Annual Report on
                    Kaydon Ring and Seal, Inc., payable to                         Form 10-K for the year ended December 31, 1986
                    Kaydon Corporation.                                            (SEC File No. 0-12640).

  EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
  -------          -----------                                   --------         ----------------------------
  (10)             Lease Purchase Contract, as amended,                           Exhibit 10 to Kaydon's Registration Statement
                   between Keene Corporation and the Economic                     on Form S-1 (No. 2-89399).
                   Development Corporation of the County of
                   Muskegon, dated as of October 15, 1979
                   (assigned to the Registrant effective
                   October 31, 1983).

  (10)             Purchase and Put Agreement between Kaydon                      Exhibit 10 to Kaydon's Registration Statement
                   and the banks named therein, dated as of                       on Form S-1 (No. 2-89399).
                   March 15, 1984.

  (10)             First Amendment to Purchase and Put                            Exhibit 10 to Kaydon's Annual Report on
                   Agreement, dated as of March 15, 1984,                         Form 10-K for the year ended December 31, 1984
                   between Kaydon and the banks named                             (SEC File No. 0-12640).
                   therein, dated as of December 15, 1984.

  (10)             Second Amendment to Purchase and Put                           Exhibit 10 to Kaydon's Annual Report on
                   Agreement, dated as of March 15, 1984,                         Form 10-K for the year ended December 31, 1988
                   between Kaydon and the banks named                             (SEC File No. 0-12640).
                   therein, dated as of December 30, 1988.

  (10)             Amendment No. 1 to the Amended and                             Exhibit 10 to Kaydon's Annual Report on
                   Restated Purchase and Put Agreement, dated                     Form 10-K for the year ended December 31, 1987
                   as of May 30, 1985, between Kaydon and the                     (SEC File No. 0-12640).
                   banks named therein, dated as of
                   February 1, 1988.

  (10)             Loan Agreement between Kaydon and the City                     Exhibit 10 to Kaydon's Annual Report on
                   of Muskegon, dated as of August 20, 1984.                      Form 10-K for the year ended December 31, 1984
                                                                                  (SEC File No. 0-12640).

  (10)             Security Agreement between Kaydon and the                      Exhibit 10 to Kaydon's Annual Report on
                   City of Muskegon, dated as of August 20,                       Form 10-K for the year ended December 31, 1984
                   1984.                                                          (SEC File No. 0-12640).

  (10)             Guarantee Agreement between Kaydon and                         Exhibit 10 to Kaydon's Registration Statement
                   Security Pacific National Bank as Trustee,                     on Form S-1 (No. 2-89399).
                   delivered as of March 15, 1984.

  (10)             Mortgage and Trust Indenture between the                       Exhibit 10 to Kaydon's Registration Statement
                   Economic Development Corporation of the                        on Form S-1 (No. 2-89399).
                   City of Muskegon and Security Pacific
                   National Bank, dated as of October 15,
                   1979.

  EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
  -------          -----------                                   --------         ----------------------------
  (10)             Supplement Number 1 to Mortgage and Trust                      Exhibit 10 to Kaydon's Annual Report on
                   Indenture between the Economic Development                     Form 10-K for the year ended December 31, 1984
                   Corporation of the County of Muskegon and                      (SEC File No. 0-12640).
                   Security Pacific National Bank, dated as
                   of December 15, 1984.

  (10)             Loan Agreement by and between Kaydon                           Exhibit 10 to Kaydon's Annual Report on
                   Corporation and the Economic Development                       Form 10-K for the year ended December 31, 1989
                   Corporation of the City of Norton Shores,                      (SEC File No. 0-12640).
                   dated as of January 1, 1990.

  (10)             Reimbursement Agreement by and between                         Exhibit 10 to Kaydon's Annual Report on
                   Kaydon Corporation and NBD Bank, N.A.,                         Form 10-K for the year ended December 31, 1991
                   dated as of August 1, 1991.                                    (SEC File No. 0-12640).

  (10)             Indenture of Trust between the Economic                        Exhibit 10 to Kaydon's Annual Report on
                   Development Corporation of the City of                         Form 10-K for the year ended December 31, 1989
                   Norton Shores and Manufacturers and                            (SEC File No. 0-12640).
                   Traders Trust Company, dated as of
                   January 1, 1990.

  (10)             First Supplemental Indenture of Trust                          Exhibit 10 to Kaydon's Annual Report on
                   between the Economic Development                               Form 10-K for the year ended December 31, 1991
                   Corporation of the City of Norton Shores                       (SEC File No. 0-12640).
                   and Manufacturers and Traders Trust
                   Company, dated as of August 1, 1991.

  (10)             Placement and Remarketing Agreement                            Exhibit 10 to Kaydon's Annual Report on
                   between the Economic Development                               Form 10-K for the year ended December 31, 1989
                   Corporation of the City of Norton Shores                       (SEC File No. 0-12640).
                   and Continental Bank N.A., dated as of
                   January 11, 1990.

  (10)             First Amendment to the Placement and                           Exhibit 10 to Kaydon's Annual Report on
                   Remarketing Agreement between the Economic                     Form 10-K for the year ended December 31, 1991
                   Development Corporation of the City of                         (SEC File No. 0-12640).
                   Norton Shores and Continental Bank N.A.
                   and LaSalle National Bank, dated as of
                   April 15, 1991.

  EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
  -------          -----------                                   --------         ----------------------------
  (10)             Second Amendment to the Placement and                          Exhibit 10 to Kaydon's Annual Report on
                   Remarketing Agreement between the Economic                     Form 10-K for the year ended December 31, 1991
                   Development Corporation of the City of                         (SEC File No. 0-12640).
                   Norton Shores and First Commerce Capital,
                   dated as of August 14, 1991.

  (10)             Irrevocable Letter of Credit issued by NDB                     Exhibit 10 to Kaydon's Annual Report on
                   Bank, N.A., for the account of Kaydon                          Form 10-K for the year ended December 31, 1991
                   Corporation and for the benefit of                             (SEC File No. 0-12640).
                   Manufacturers and Traders Trust Company,
                   dated as of August 13, 1991.

  (10)             Loan Agreement by and between Kaydon                           Exhibit 10 to Kaydon's Annual Report on
                   Corporation and Sumter County, South                           Form 10-K for the year ended December 31, 1990
                   Carolina, dated as of March 1, 1990.                           (SEC File No. 0-12640).

  (10)             Reimbursement Agreement by and between                         Exhibit 10 to Kaydon's Annual Report on
                   Kaydon Corporation and NBD Bank, N.A.,                         Form 10-K for the year ended December 31, 1991
                   dated as of August 1, 1991.                                    (SEC File No. 0-12640).

  (10)             Indenture of Trust between Sumter County,                      Exhibit 10 to Kaydon's Annual Report on
                   South Carolina, and Manufacturers and                          Form 10-K for the year ended December 31, 1990
                   Traders Trust Company, dated as of                             (SEC File No. 0-12640).
                   March 1, 1990.

  (10)             First Supplemental Indenture of Trust                          Exhibit 10 to Kaydon's Annual Report on
                   between Sumter County, South Carolina, and                     Form 10-K for the year ended December 31, 1991
                   Manufacturers and Traders Trust Company,                       (SEC File No. 0-12640).
                   dated as of August 1, 1991.

  (10)             Placement and Remarketing Agreement                            Exhibit 10 to Kaydon's Annual Report on
                   between Sumter County, South Carolina, and                     Form 10-K for the year ended December 31, 1990
                   Continental Bank N.A., dated as of                             (SEC File No. 0-12640).
                   April 5, 1990.

  (10)             First Amendment to the Placement and                           Exhibit 10 to Kaydon's Annual Report on
                   Remarketing Agreement between Sumter                           Form 10-K for the year ended December 31, 1991
                   County, South Carolina, and Continental                        (SEC File No. 0-12640).
                   Bank N.A. and LaSalle National Bank, dated
                   as of April 15, 1991.

    EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
    -------          -----------                                   --------         ----------------------------
    (10)             Second Amendment to the Placement and                          Exhibit 10 to Kaydon's Annual Report on
                     Remarketing Agreement between Sumter                           Form 10-K for the year ended December 31, 1991
                     County, South Carolina, and First Commerce                     (SEC File No. 0-12640).
                     Capital, dated as of August 14, 1991.

    (10)             Irrevocable Letter of Credit issued by NDB                     Exhibit 10 to Kaydon's Annual Report on
                     Bank, N.A., for the account of Kaydon                          Form 10-K for the year ended December 31, 1991
                     Corporation and for the benefit of                             (SEC File No. 0-12640).
                     Manufacturers and Traders Trust Company,
                     dated as of August 13, 1991.

    (10)             Letter, dated March 22, 1984, whereby the                      Exhibit 4 to Kaydon's Registration Statement
                     Registrant undertakes to furnish to the                        on Form S-1 (No. 2-89399).
                     Securities and Exchange Commission, upon
                     request, a copy of certain instruments as
                     provided in Item 601(b)(4)(iii)(A) of
                     Regulation S-K.

    (10)             Form of Stock Purchase Agreement between                       Exhibit 10 to Kaydon's Registration Statement
                     the Registrant and Purchasers of Class B                       on Form S-1 (No. 2-89399).
                     Stock of the Registrant, dated as of
                     February 7, 1984.

    (10)             Lease Assignment between Keene Corporation                     Exhibit 10 to Kaydon's Registration Statement
                     and Kaufman and Broad Home Systems, Inc.,                      on Form S-1 (No. 2-89399).
                     et al, dated October 15, 1984 (assigned to
                     the Registrant effective October 31,
                     1983).

    (10)             Lease between Bowser, Inc. and the Town of                     Exhibit 10 to Kaydon's Registration Statement
                     Greeneville, Greene County, Tennessee,                         on Form S-1 (No. 2-89399).
                     dated October 3, 1961 (assigned to the
                     Registrant effective October 31, 1983).

    (10)             Kaydon Corporation Employee Stock                              Exhibit 4(a) to Kaydon's Registration
                     Ownership and Thrift Plan.                                     Statement on Form S-8 (No. 2-92389), as
                                                                                    amended by filing with SEC pursuant to
                                                                                    Rule 424(c) of the Securities Act of 1933 on
                                                                                    November 1, 1985.

   EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
   -------          -----------                                   --------         ----------------------------
   (10)             First Amendment to the Kaydon Corporation                      Exhibit 10 to Kaydon's Annual Report on
                    Employee Stock Ownership and Thrift Plan.                      Form 10-K for the year ended December 31, 1986
                                                                                   (SEC File No. 0-12640).

   (10)             Second Amendment to the Kaydon Corporation                     Exhibit 10 to Kaydon's Annual Report on
                    Employee Stock Ownership and Thrift Plan.                      Form 10-K for the year ended December 31, 1986
                                                                                   (SEC File No. 0-12640).

   (10)             Third Amendment to the Kaydon Corporation                      Exhibit 10 to Kaydon's Annual Report on
                    Employee Stock Ownership and Thrift Plan.                      Form 10-K for the year ended December 31, 1987
                                                                                   (SEC File No. 0-12640).

   (10)             Fourth Amendment to the Kaydon Corporation                     Exhibit 10 to Kaydon's Annual Report on
                    Employee Stock Ownership and Thrift Plan.                      Form 10-K for the year ended December 31, 1989
                                                                                   (SEC File No. 0-12640).

   (10)             Fifth Amendment to the Kaydon Corporation                      Exhibit 10 to Kaydon's Annual Report on
                    Employee Stock Ownership and Thrift Plan.                      Form 10-K for the year ended December 31, 1989
                                                                                   (SEC File No. 0-12640).

   (10)             Subsequent Fifth Amendment to the Kaydon                       Exhibit 10 to Kaydon's Annual Report on
                    Corporation Employee Stock Ownership and                       Form 10-K for the year ended December 31, 1991
                    Thrift Plan.                                                   (SEC File No. 0-12640).

   (10)             Management Incentive Compensation Plan.                        Exhibit 10 to Kaydon's Registration Statement
                                                                                   on Form S-1 (No. 2-89399).

   (10)             Kaydon Stock Option Plan, as amended                           Exhibit 28.1 to Kaydon's Registration
                    March 22, 1984.                                                Statement on Form S-8 (No. 2-92778).

   (10)             Second Amendment to the Kaydon Stock                           Exhibit 10 to Kaydon's Annual Report on
                    Option Plan.                                                   Form 10-K for the year ended December 31, 1990
                                                                                   (SEC File No. 0-12640).

   (10)             Electro-Tec Corporation Employee                               Registration Statement as filed on Form S-8,
                    Retirement Benefit Plan.                                       June 18, 1992 (No. 33-48762).


   (11)             Schedule of Computation of Net Income Per     E-1
                    Share.

   EXHIBIT          DESCRIPTION                                   PAGE NO.         INCORPORATED BY REFERENCE TO
   -------          -----------                                   --------         ----------------------------
   (13)             Annual Report to Stockholders.                14

   (22)             Subsidiaries of Registrant.                   E-2

   (24)             Consent of Independent Public Accountants.    E-3