Form 10-Q
period 1994-04-02
KAYDON CORP
filed 1994-05-12
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                   ------------------------------------------

                                  FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



  For Quarter Ended April 2, 1994                 Commission File No. 0-12640
  -------------------------------                 ---------------------------

                              KAYDON CORPORATION
                              ------------------


    A Delaware Corporation                 IRS Employer ID No. 13-3186040
    ---------------------------------------------------------------------

  19345 US 19 North, Clearwater, FL  34624              Phone: 813/531-1101
  -------------------------------------------------------------------------


Kaydon Corporation:

   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                              Yes   X        No
                                   ---          ---

   (2)     has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                   ---          ---



Common Stock Outstanding at May 2, 1994 - 16,690,141 shares, $0.10 par value.

                         KAYDON CORPORATION FORM 10-Q

                     FOR THE QUARTER ENDED APRIL 2, 1994

                                    INDEX
- - ----------------------------------------------------------------------------------------------------------
                                                                                              Page No.
                                                                                              --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         April 2, 1994 and December 31, 1993                                                     1

         Consolidated Condensed Statements of Income -
         Three Months Ended April 2, 1994 and April 3, 1993                                      2

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended April 2, 1994 and April 3, 1993                                      3

         Notes to Consolidated Condensed Financial
         Statements                                                                            4 - 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                         6 - 7



Part II - Other Information:

         Item 4. - Submission of Matters to a Vote of Security Holders                           8

         Item 5. - Other Information                                                             9

         Item 6. - Exhibits and Reports on Form 8-K                                              9


         Signatures                                                                             10


Exhibits                                                                                        E-1


                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
- - ------------------------------------------------------------------------------------------------


                                                        April 2, 1994        December 31, 1993
                                                     ------------------      -----------------
                                                         (Unaudited)
Assets:
- - ------
Cash and cash equivalents                               $ 17,608,000            $ 24,528,000
Accounts receivable, net                                  28,002,000              24,543,000
Inventories                                               53,889,000              51,529,000
Other current assets                                       6,261,000               5,920,000
                                                     ----------------------------------------
Total current assets                                     105,760,000             106,520,000


Plant and equipment, net                                  63,778,000              60,077,000
Cost in excess of net tangible
  assets of purchased businesses, net                     43,418,000              43,628,000
Other assets                                               9,413,000               7,197,000
                                                     ----------------------------------------
Total assets                                            $222,369,000            $217,422,000
                                                     ========================================



Liabilities and Stockholders' Investment:
- - ----------------------------------------
Short-term debt                                         $    693,000            $  1,624,000
Accounts payable                                           7,813,000               6,724,000
Accrued expenses                                          25,389,000              23,988,000
Federal income tax payable                                 5,552,000               2,374,000
                                                     ---------------------------------------
Total current liabilities                                 39,447,000              34,710,000


Other long-term liabilities                               27,598,000              25,184,000
Long-term debt                                             8,000,000              13,688,000
Stockholders' investment                                 147,324,000             143,840,000
                                                     ----------------------------------------
Total liabilities and
    stockholders' investment                            $222,369,000            $217,422,000
                                                     ========================================


See accompanying notes to consolidated condensed financial statements.


                              KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED

                                                                           April 2, 1994             April 3, 1993
                                                                           -------------             -------------
  Net Sales                                                                 $50,125,000               $48,035,000

  Gross Profit                                                               17,912,000                16,506,000

  Operating Income                                                           11,525,000                10,781,000

  Interest (Income) Expense, Net                                                (28,000)                    6,000
                                                                            -----------               -----------

  Income Before Income Taxes and Cumulative Prior
   Year Effect of Change in Accounting Principle                             11,553,000                10,775,000

  Provision for Income Taxes                                                  4,361,000                 4,005,000
                                                                            -----------               -----------

  Income Before Cumulative Prior
   Year Effect of Change in Accounting Principle                              7,192,000                 6,770,000

  Cumulative Prior Year Effect of Change in
   Accounting Principle For Postemployment
   Benefits, Net of Income Tax
   Benefit of $1,200,000                                                     (2,000,000)                        0
                                                                            -----------               -----------


  Net Income                                                                $ 5,192,000               $ 6,770,000
                                                                            ===========               ===========


  Weighted Average Common Shares                                             16,720,000                17,539,000


  Earnings Per Share Before Cumulative Prior Year
   Effect of Change in Accounting Principle                                 $      0.43               $      0.39

  Earnings Per Share                                                        $      0.31               $      0.39

  Dividends Per Share                                                       $      0.10               $      0.09




       See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED

                                                                               April 2, 1994          April 3, 1993
                                                                               -------------          -------------
Net cash provided by operating activities                                       $10,977,000           $ 10,849,000
                                                                                -----------           ------------

Cash flows from investing activities:
 Capital expenditures, net                                                       (2,292,000)            (1,227,000)
 Acquisition of business, net of cash acquired                                   (7,268,000)                     0
                                                                                -----------           ------------

 Net cash used in investing activities                                           (9,560,000)            (1,227,000)
                                                                                -----------           ------------

Cash flows from financing activities:
 Net borrowings under line of credit                                                381,000                 15,000
 Principal payments of long-term debt                                            (7,000,000)           (10,000,000)
 Proceeds from issuance of common stock                                                   0                979,000
 Dividends paid                                                                  (1,679,000)            (1,562,000)
 Other                                                                              (39,000)               (63,000)
                                                                                -----------           ------------

 Net cash used in financing activities                                           (8,337,000)           (10,631,000)
                                                                                -----------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                                     0                (25,000)
                                                                                -----------           ------------

Net decrease in cash and cash equivalents                                        (6,920,000)            (1,034,000)

Cash and cash equivalents - Beginning of period                                  24,528,000             13,664,000
                                                                                -----------           ------------

Cash and cash equivalents - End of period                                       $17,608,000           $ 12,630,000
                                                                                ===========           ============


Cash expended for income taxes                                                  $ 1,161,000           $  2,492,000
                                                                                ===========           ============


Cash expended for interest                                                      $   122,000           $    169,000
                                                                                ===========           ============




See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------

(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1993 Annual Report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 2, 1994 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                                       April 2, 1994           Dec 31, 1993
                                       -------------           ------------
         Raw Material                   $13,740,000            $12,251,000
         Work in Process                 10,852,000             10,347,000
         Finished Goods                  29,297,000             28,931,000
                                        -----------            -----------
                                        $53,889,000            $51,529,000
                                        ===========            ===========

(4) The consolidated condensed financial statements reflect the Company's acquisition of certain assets and certain liabilities of Industrial Tectonics Inc ("ITI"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of ITI have been included in the 1994 first quarter consolidated financial statements since January 28, 1994, the effective date of the acquisition. The cash consideration for the acquisition, net of cash acquired, was approximately $7,268,000.

(5) The Company has adopted the provisions of Statement of Financial Accounting Standards No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in the accounting principle resulted in an after-tax charge of $2,000,000.

(6) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. While the ultimate outcome of this litigation is unknown at the present time, management believes that it has meritorious defenses to the asserted claims. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a materially adverse effect on the Company's financial position.

         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a materially adverse effect on the Company's financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported sales of $50,125,000 in the first quarter 1994, up 4.4% compared to $48,035,000 in the first quarter 1993. The increase was mainly due to the Company's acquisition of Industrial Tectonics Inc on January 28, 1994.

Net income, prior to the mandated accounting change for SFAS 112, was $7,192,000, up 6.2% compared to $6,770,000 in first quarter 1993 despite a higher tax rate in the current year. In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS 112) - "Employers' Accounting for Postemployment Benefits." This statement requires employers to accrue, no later than fiscal 1994, for benefits provided to former or inactive employees after employment but prior to retirement. The net effect of the adoption of SFAS 112 was a charge to first quarter 1994 earnings of $2,000,000. The adoption of SFAS 112 has no effect on the Company's cash flows.

Gross profit as a percent of sales increased to 35.7% from 34.4% in the same period last year. The increase was attributable to improved manufacturing results.

Selling and administrative expenses were 12.7% of sales, up slightly from 11.9% last year. The slight increase is partially related to ITI's higher SG&A costs as a percent of sales compared to that of the Company's other businesses.

The effective tax rate of 37.8% during the first quarter of 1994 was comparable with the 1993 annual effective rate. The first quarter 1993 effective rate did not reflect the approximate 1% U.S. tax rate increase enacted during the third quarter of 1993.


Liquidity and Capital Resources

Debt at April 2, 1994 totaled $8,693,000, a reduction during the first quarter of $6,619,000. Cash and cash equivalents on-hand now exceed debt by $8,915,000 compared to $9,216,000 at year end. The $8,000,000 of long term debt is Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. Working capital at the end of the quarter totaled $66,313,000, down $5,497,000 from year end. The decrease in working capital is attributable to the repayment of long term debt, net capital expenditures, dividends and the ITI acquisition, partially offset by the quarter's cash flow from operations.

Management expects that the Company's planned capital requirements for the remainder of 1994, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. However, the Company has $85,000,000 available under its new multi-bank revolving credit agreements that could be utilized to meet acquisition or liquidity needs. The new revolving credit agreements, put in place during the first quarter, replace the Company's previous agreements that totaled $60,000,000.


Outlook

The Company's backlog of unfilled orders increased to $86,279,000 compared to $84,385,000 in the prior quarter, aided by the incorporation of Industrial Tectonics' backlog. Total backlog is up substantially from last year's $80,372,000 which was the low point in the last two years. Industrial Tectonics Inc, like many of the Company's other businesses, operates with a low backlog relative to sales, reflecting the modern, just-in-time inventory philosophy adopted by many of the Company's customers.

Generally, the Company's overall business shows increasing strength in the order backlog. There has been a marked increase in the level of inquiry and quotation for military-oriented products, particularly for repair and replacement. The reason for the increased military activity is not clear, but the Company believes it will eventually result in a greater order flow later this year.

Part II

                               OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The tenth Annual Stockholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 27, 1994. Represented at this meeting in person or by proxy were 13,899,521 shares of Kaydon common stock, representing 83% of the total outstanding as of the February 28, 1994 record date.

         The stockholders elected Glenn W. Bailey, Gerald J. Breen, Lawrence J. Cawley, Stephen K. Clough, John H.F. Haskell, Jr. and Norton Stevens to serve as Directors until the 1995 Annual Meeting. The results of the votes are as follow:


                Election of Directors           For              Withhold
                ---------------------       -----------          --------

                     G. Bailey               13,875,627           23,894
                     G. Breen                13,875,767           23,754
                     L. Cawley               13,877,193           22,328
                     S. Clough               13,877,193           22,328
                     J. Haskell              13,877,467           22,054
                     N. Stevens              13,875,167           24,354


         There was no other official business to come before the meeting.

Item 5.  Other Information


         On January 5, 1994, the Company announced that it had signed an agreement with Axel Johnson Inc., headquartered in Stamford, Connecticut, to acquire the assets and business of Industrial Tectonics Inc located in Dexter, Michigan. The company manufactures specialty balls used in measuring devices, floats, valves, ball point pens and anti-friction bearings. Annual sales for the operation are slightly over $10 million. The effective date of the purchase was January 28, 1994.

         The Company further announced that it had acquired the assets of Kenyon Power Transmission Ltd. effective December 4, 1993. Kenyon is a small manufacturer of pulleys and drive components and is located in Manchester, England, with annualized sales of approximately $2 million. The Kenyon business will be relocated to and absorbed by the Company's subsidiary, Cooper Roller Bearings Co. Ltd. in King's Lynn, England.




Item 6.  Exhibits and Reports on Form 8-K


     A.  Exhibit No.   Description                                     Page No.

            (11)        Schedule setting forth computation of            E-1
                        earnings per common share for the three
                        months ended April 2, 1994 and April 3, 1993.


     B.  Reports on Form 8-K

                        On January 5, 1994, the Company filed a report on Form 8-K under Item 5. relating to its agreement to acquire the assets and business of Industrial Tectonics Inc, effective on or about January 31, 1994, and the completion of the acquisition of the assets of Kenyon Power Transmission Ltd. on December 4, 1993.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KAYDON CORPORATION



May 10, 1994                      /s/ Lawrence J. Cawley
                                  --------------------------------
                                  Lawrence J. Cawley
                                  (Chief Executive Officer)




May 10, 1994                      /s/ Thomas C. Sorrells III
                                  --------------------------------
                                  Thomas C. Sorrells III
                                  (Corporate Controller)

                                                                      Exhibit 11


                              KAYDON CORPORATION
         CALCULATION OF PRIMARY AND FULLY  DILUTED EARNINGS PER SHARE
              THREE MONTHS ENDED APRIL 2, 1994 AND APRIL 3, 1993
- - ---------------------------------------------------------------------------------------------------------------------------

                                                                                April 2, 1994         April 3, 1993
                                                                                -------------         -------------
Primary Earnings Per Share:
- - --------------------------

Net income                                                                       $ 5,192,000            $ 6,770,000
                                                                                 -----------            -----------

Weighted average common shares outstanding                                        16,690,000             17,436,000

Net common shares issuable in respect to
  common stock equivalents, with a
  dilutive effect                                                                     30,000                103,000
                                                                                 -----------            -----------

Total weighted average common and
  common share equivalents                                                        16,720,000             17,539,000


Primary earnings per common share                                                $      0.31            $      0.39



Fully Diluted Earnings Per Share:
- - --------------------------------

Net income                                                                       $ 5,192,000            $ 6,770,000
                                                                                 -----------            -----------

Weighted average common shares outstanding                                        16,690,000             17,436,000


Net common shares issuable in respect to
  common stock equivalents, with a
  dilutive effect                                                                     42,000                103,000
                                                                                 -----------            -----------

Total weighted average common and
  common share equivalents                                                        16,732,000             17,539,000


Fully diluted earnings per common share                                          $      0.31            $      0.39

