Form 10-Q
period 1994-07-02
KAYDON CORP
filed 1994-08-12
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                   ------------------------------------------

                                   FORM 10-Q



  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



  For Quarter Ended July 2, 1994                Commission File No. 0-12640
  ------------------------------                ---------------------------

                              KAYDON CORPORATION
                              ------------------

     A Delaware Corporation                 IRS Employer ID No. 13-3186040
     ---------------------------------------------------------------------

     19345 US 19 North, Clearwater, FL  34624          Phone: 813/531-1101
     ---------------------------------------------------------------------


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


Common Stock Outstanding at August 1, 1994 - 16,682,041 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                       FOR THE QUARTER ENDED JULY 2, 1994


                                     INDEX
- - -------------------------------------------------------------------------------

                                                      Page No.
                                                      --------
Part I - Financial Information:

  Consolidated Condensed Balance Sheets -
  July 2, 1994 and December 31, 1993                      1

  Consolidated Condensed Statements of Income -
  Three Months and Six Months Ended July 2, 1994
  and July 3, 1993                                        2

  Consolidated Condensed Statements of Cash Flows -
  Six Months Ended July 2, 1994 and July 3, 1993          3

  Notes to Consolidated Condensed Financial
  Statements                                          4 - 5

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations       6 - 7



Part II - Other Information:

  Item 6. -  Exhibits and Reports on Form 8-K             8


  Signatures                                              9



Exhibits                                                E-1

                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS


- - -------------------------------------------------------------------------------------------


                                                 July 2, 1994            December 31, 1993
                                                 ------------            -----------------
                                                 (Unaudited)
Assets:
- - ------
Cash and cash equivalents                        $ 22,468,000              $ 24,528,000
Accounts receivable, net                           27,279,000                24,543,000
Inventories                                        54,703,000                51,529,000
Other current assets                                6,807,000                 5,920,000
                                                 --------------------------------------
Total current assets                              111,257,000               106,520,000


Plant and equipment, net                           62,235,000                60,077,000
Cost in excess of net tangible
  assets of purchased businesses                   43,209,000                43,628,000
Other assets                                        9,321,000                 7,197,000
                                                 --------------------------------------
Total assets                                     $226,022,000              $217,422,000
                                                 ======================================


Liabilities and Stockholders' Investment:
- - ----------------------------------------
Short-term debt                                  $          0              $  1,624,000
Accounts payable                                    6,859,000                 6,724,000
Accrued expenses                                   26,440,000                23,988,000
Federal income tax payable                          3,394,000                 2,374,000
                                                 --------------------------------------
Total current liabilities                          36,693,000                34,710,000


Other long-term liabilities                        27,661,000                25,184,000
Long-term debt                                      8,000,000                13,688,000
Stockholders' investment                          153,668,000               143,840,000
                                                 --------------------------------------
Total liabilities and
    stockholders' investment                     $226,022,000              $217,422,000
                                                 ======================================



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)





- - ---------------------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             July 2, 1994        July 3, 1993       July 2, 1994         July 3, 1993
                                             ------------        ------------       ------------         ------------

Net sales                                     $52,032,000        $47,195,000        $102,157,000         $95,230,000

Gross profit                                   19,966,000         17,294,000          37,878,000          33,800,000

Operating income                               12,912,000         11,096,000          24,437,000          21,877,000

Net interest income                                79,000             35,000             107,000              29,000
                                              -----------        -----------        ------------         -----------

Income before income taxes and
cumulative prior year effect of
change in accounting principle                 12,991,000         11,131,000          24,544,000          21,906,000

Provision for income taxes                      4,968,000          4,118,000           9,329,000           8,123,000
                                              -----------        -----------        ------------         -----------

Income before cumulative prior
year effect of change in
accounting principle                            8,023,000          7,013,000          15,215,000          13,783,000

Cumulative prior year effect of change
in accounting principle for
postemployment benefits, net of
income tax benefit of $1,200,000                        0                  0          (2,000,000)                  0
                                              -----------        -----------        ------------         -----------


Net income                                    $ 8,023,000        $ 7,013,000        $ 13,215,000         $13,783,000
                                              ===========        ===========        ============         ===========


Weighted average common shares                 16,737,000         17,527,000          16,729,000          17,533,000


Earnings per share before cumulative
prior year effect of change in
accounting principle                               N/A                N/A           $      0.91                N/A

Earnings per share                            $   0.48           $    0.40          $      0.79          $    0.79

Dividends per share                           $   0.10           $    0.09          $      0.20          $    0.18





See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED

                                                                                July 2, 1994            July 3,1993
                                                                                ------------            -----------
Cash flows from operating activities                                            $19,398,000            $16,655,000
                                                                                -----------            -----------

Cash flows from investing activities:
 Capital expenditures, net                                                       (3,481,000)            (3,636,000)
 Acquisition of business, net of cash acquired                                   (7,268,000)                     0
                                                                                -----------            -----------

 Cash used in investing activities                                              (10,749,000)            (3,636,000)
                                                                                -----------            -----------

Cash flows from financing activities:
 Net payments under line of credit                                                 (312,000)               (15,000)
 Principal payments of long-term debt                                            (7,000,000)           (10,000,000)
 Proceeds from issuance of common stock                                              18,000              1,000,000
 Dividends paid                                                                  (3,348,000)            (3,131,000)
 Other                                                                              (67,000)               (43,000)
                                                                                -----------            -----------

 Cash used in financing activities                                              (10,709,000)           (12,189,000)
                                                                                -----------            -----------

Effect of exchange rate changes on cash
 and cash equivalents                                                                     0                (25,000)
                                                                                -----------            -----------

Net increase (decrease) in cash and cash equivalents                             (2,060,000)               805,000

Cash and cash equivalents - Beginning of period                                  24,528,000             13,664,000
                                                                                -----------            -----------

Cash and cash equivalents - End of period                                       $22,468,000            $14,469,000
                                                                                ===========            ===========


Cash expended for income taxes                                                  $ 8,308,000            $ 9,525,000
                                                                                ===========            ===========


Cash expended for interest                                                      $   198,000            $   225,000
                                                                                ===========            ===========




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

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 2, 1994 and the results of its operations and its cash flows for the six months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                                        July 2, 1994           Dec 31, 1993
                                        ------------           ------------
         Raw Material                    $12,551,000            $12,251,000
         Work in Process                  12,752,000             10,347,000
         Finished Goods                   29,400,000             28,931,000
                                         -----------            -----------
                                         $54,703,000            $51,529,000
                                         ===========            ===========


(4) The consolidated condensed financial statements reflect the Company's acquisition of certain assets and certain liabilities of Industrial Tectonics Inc ("ITI"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of ITI have been included in the 1994 consolidated financial statements since January 28, 1994, the effective date of the acquisition. The cash consideration for the acquisition, net of cash acquired, was approximately $7,268,000.

(5) The Company has adopted the provisions of Statement of Financial Accounting Standards No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in the accounting principle resulted in an after-tax charge of $2,000,000.

(6) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. While the ultimate outcome of this litigation is unknown at the present time, management believes that it has meritorious defenses to the asserted claims. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $52,032,000 in the second quarter 1994, up 10.2% compared to $47,195,000 in the second quarter 1993. The increase was the result of improvement in most operations as well as the addition of ITI.

Net income was also a record at $8,023,000, up 14.4% from $7,013,000 last year. The resulting earnings per share of $0.48 were up 20% compared to $0.40 last year. The earnings per share percentage increase surpassed the net income gain as a result of fewer common shares outstanding resulting from the Company's stock repurchase during the fourth quarter of 1993.

Gross profit as a percent of sales increased to 38.4% from 36.6% in the same period last year. The increase was attributable to improved manufacturing results.

Selling and administrative expenses were 13.6% of sales, up slightly from 13.1% last year. The slight increase is partially related to ITI's higher SG&A costs as a percent of sales compared to that of the Company's other businesses.

The effective tax rate of 38.2% during the second quarter of 1994 was generally comparable with the 1993 annual effective rate. The second quarter 1993 effective rate did not reflect the approximate 1% U.S. tax rate increase enacted during the third quarter of 1993.


Six Months 1994 to 1993

For the first six months of 1994, net earnings before mandated accounting changes for FASB 112, were $15,215,000, a gain of 10.4% over the $13,783,000 realized in 1993. Sales in the period were $102,157,000 versus $95,230,000 in the prior year, showing a gain of 7.3%. Earnings per share were up 15.2% to $0.91 before accounting changes versus $0.79 last year.


Liquidity and Capital Resources

Cash and cash equivalents of $22,468,000 exceed debt of $8,000,000 by $14,468,000 compared to $9,216,000 at year end. The $8,000,000 of long term debt is Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. Working capital at the end of the quarter totaled $74,564,000, up $2,754,000 from year end. The increase in working capital is attributable to cash flow from operations, partially offset by the repayment of long term debt, net capital expenditures, dividends and the ITI acquisition.

Management expects that the Company's planned capital requirements for the remainder of 1994, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. However, the Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet acquisition or liquidity needs.


Outlook

The Company's backlog of unshipped orders increased again to $86,647,000 at the end of the second quarter of 1994 in spite of the record breaking shipments in the period. That level compares with $81,961,000 at this time last year and $86,279,000 at the end of the prior quarter. The Company continues to book strongly in many areas and is beginning to see the favorable impact of the falling value of the dollar relative to the Yen and Deutschemark. While the Company believes the dollar is significantly undervalued at this time, the Company will continue to be extremely competitive even at higher levels.

Given the Company's backlog and its perception that current business conditions remain strong, the Company is expecting a good second half and an excellent year.

Part II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


     A.  Exhibit No.  Description                                       Page No.
         -----------  -----------                                       --------

             (11)     Schedule setting forth computation of earnings       E-1
                      per common share for the six months and three months ended July 2, 1994 and July 3, 1993.


     B.  Reports on Form 8-K
         -------------------

                      No reports on Form 8-K were filed during the quarter ended July 2, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KAYDON CORPORATION



August 10, 1994                  /s/ Lawrence J. Cawley
                                 -------------------------------
                                 Lawrence J. Cawley
                                 (Chief Executive Officer)





August 10, 1994                  /s/ Thomas C. Sorrells III
                                 -------------------------------
                                 Thomas C. Sorrells III
                                 (Corporate Controller)