Form 10-Q
period 1994-10-01
KAYDON CORP
filed 1994-11-10
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                   ------------------------------------------

                                   FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended October 1, 1994                   Commission File No. 0-12640
- - ---------------------------------                   ---------------------------

                               KAYDON CORPORATION
                               ------------------


       A Delaware Corporation                 IRS Employer ID No. 13-3186040
   ----------------------------------------------------------------------------

   19345 US 19 North, Clearwater, FL  34624                Phone: 813/531-1101
   ----------------------------------------------------------------------------


Kaydon Corporation:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                           Yes   X          No
                               -----           -----
         (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----           -----


Common Stock Outstanding at November 1, 1994 - 16,712,541 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 1, 1994


                                     INDEX

                                                                                           Page No.
                                                                                           --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         October 1, 1994 and December 31, 1993                                                1

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended October 1, 1994
         and October 2, 1993                                                                  2

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended October 1, 1994 and October 2, 1993                                3

         Notes to Consolidated Condensed Financial Statements                             4 - 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                    6 - 7



Part II - Other Information:

         Item 6. -  Exhibits and Reports on Form 8-K                                          8


         Signatures                                                                           9



Exhibit  11  Schedule setting forth computation of earnings per common share for the
             three months and nine months ended October 1, 1994 and October 2, 1993         E-1

Exhibit  27  Financial Data Schedule                                                      Ex-27
             (For SEC Use Only)

                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     October 1, 1994         December 31, 1993
                                                   ------------------        -----------------
                                                       (Unaudited)

Assets:
- - ------
Cash and cash equivalents                           $ 27,929,000              $ 24,528,000
Accounts receivable, net                              29,748,000                24,543,000
Inventories                                           53,426,000                51,529,000
Other current assets                                   6,256,000                 5,920,000
                                                    --------------------------------------
Total current assets                                 117,359,000               106,520,000


Plant and equipment, net                              61,176,000                60,077,000
Cost in excess of net tangible
  assets of purchased businesses                      43,000,000                43,628,000
Other assets                                          10,708,000                 7,197,000
                                                    --------------------------------------
Total assets                                        $232,243,000              $217,422,000
                                                    ======================================


Liabilities and Stockholders' Investment:
- - ----------------------------------------
Short-term debt                                     $          0              $  1,624,000
Accounts payable                                       7,354,000                 6,724,000
Accrued expenses                                      27,130,000                23,988,000
Federal income tax payable                             2,000,000                 2,374,000
                                                    --------------------------------------
Total current liabilities                             36,484,000                34,710,000


Other long-term liabilities                           27,881,000                25,184,000
Long-term debt                                         8,000,000                13,688,000
Stockholders' investment                             159,878,000               143,840,000
                                                    --------------------------------------
Total liabilities and
    stockholders' investment                        $232,243,000              $217,422,000
                                                    ======================================



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              Oct 1, 1994        Oct 2, 1993         Oct 1, 1994        Oct 2, 1993
                                              -----------        -----------         -----------       -------------
Net sales                                    $ 50,279,000      $  44,023,000        $152,436,000        $139,253,000

Gross profit                                   18,871,000         16,487,000          56,749,000          50,287,000

Operating income                               12,263,000         11,007,000          36,700,000          32,884,000

Net interest income                               173,000             79,000             280,000             108,000
                                             ------------      -------------        ------------        ------------

Income before income taxes and
cumulative prior year effect of
change in accounting principle                 12,436,000         11,086,000          36,980,000          32,992,000

Provision for income taxes                      4,726,000          4,275,000          14,055,000          12,398,000
                                             ------------      -------------        ------------        ------------

Income before cumulative prior
year effect of change in
accounting principle                            7,710,000          6,811,000          22,925,000          20,594,000

Cumulative prior year effect of change
in accounting principle for
postemployment benefits, net of
income tax benefit of $1,200,000                        0                  0          (2,000,000)                  0
                                             ------------      -------------        ------------        ------------


Net income                                   $  7,710,000      $   6,811,000        $ 20,925,000        $ 20,594,000
                                             ============      =============        ============        ============


Weighted average common shares                 16,735,000         17,506,000          16,736,000          17,517,000


Earnings per share before cumulative
prior year effect of change in
accounting principle                                  N/A                N/A        $       1.37                N/A

Earnings per share                           $       0.46      $        0.39        $       1.25        $      1.18

Dividends per share                          $       0.10      $        0.09        $       0.30        $      0.27





See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

                     CONSOLIDATED CONDENSED STATEMENTS OF
                            CASH FLOWS (UNAUDITED)


                                                                                        NINE MONTHS ENDED

                                                                                 Oct 1, 1994            Oct 2, 1993
                                                                                 -----------            -----------
Cash flows from operating activities                                            $ 27,390,000           $ 23,558,000
                                                                                ------------           ------------
Cash flows from investing activities:
 Capital expenditures, net                                                        (4,513,000)            (4,886,000)
 Acquisition of business, net of cash acquired                                    (7,268,000)                     0
                                                                                ------------           ------------

 Cash used in investing activities                                               (11,781,000)            (4,886,000)
                                                                                ------------           ------------

Cash flows from financing activities:
 Net payments under line of credit                                                  (312,000)               (69,000)
 Principal payments of long-term debt                                             (7,000,000)           (10,000,000)
 Proceeds from issuance of common stock                                              393,000              1,080,000
 Dividends paid                                                                   (5,017,000)            (4,700,000)
 Purchase of treasury stock                                                         (176,000)                     0
 Other                                                                               (96,000)              (208,000)
                                                                                ------------           ------------

 Cash used in financing activities                                               (12,208,000)           (13,897,000)
                                                                                ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                                      0                (25,000)
                                                                                ------------           ------------

Net increase in cash and cash equivalents                                          3,401,000              4,750,000

Cash and cash equivalents - Beginning of period                                   24,528,000             13,664,000
                                                                                ------------           ------------

Cash and cash equivalents - End of period                                       $ 27,929,000           $ 18,414,000
                                                                                ============           ============


Cash expended for income taxes                                                  $ 15,925,000           $ 15,959,000
                                                                                ============           ============


Cash expended for interest                                                      $    238,000           $    280,000
                                                                                ============           ============




See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1993 Annual Report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 1, 1994 and the results of its operations and its cash flows for the nine months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                              Oct 1, 1994         Dec 31, 1993
                              -----------         ------------
         Raw Material         $12,769,000          $12,251,000
         Work in Process       11,253,000           10,347,000
         Finished Goods        29,404,000           28,931,000
                              -----------          -----------
                              $53,426,000          $51,529,000
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

(5) The Company has adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for
         Postemployment Benefits." The cumulative effect of the change in the accounting principle resulted in an after-tax charge of $2,000,000.

(6) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. Earlier this year an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $50,279,000 in the third quarter 1994, up 14.2% compared to $44,023,000 in the third quarter 1993. The increase was the result of improvement in most operations as well as the addition of ITI.

Net income was also a record at $7,710,000, up 13.2% from $6,811,000 last year. The resulting earnings per share of $0.46 were up 17.9% compared to $0.39 last year. The earnings per share percentage increase surpassed the net income gain as a result of fewer common shares outstanding resulting from the Company's stock repurchases.

Gross profit increased to $18,871,000 from $16,487,000 last year. The gross profit increase resulted from the increased sales volume. Gross profit as a percent of sales is comparable with last year at 37.5%.

Selling and administrative expenses were $6,608,000, up from $5,480,000 last year. The increase is generally related to the higher sales volume, however, selling and administrative expenses as a percent of sales did increase to 13.1% from 12.4% last year. This increase results from slightly higher expenses as a percent of sales at ITI compared to the Company's other businesses and slightly higher expense accruals this year over last year.

The effective tax rate of 38% during the third quarter of 1994 was generally comparable with the 1993 annual effective rate. The 1993 third quarter rate was slightly higher than the annual effective rate due to the enaction of the 1993 tax law change.



Nine Months 1994 to 1993

For the first nine months of 1994, net earnings before the mandated accounting change, were $22,925,000, a gain of 11.3% over the $20,594,000 realized in 1993. Sales in the period were $152,436,000 versus $139,253,000 in the prior year, showing a gain of 9.5%. Earnings per share were up 16.1% to $1.37 versus $1.18 last year.

Liquidity and Capital Resources

Cash and cash equivalents of $27,929,000 exceed debt of $8,000,000 by $19,929,000 compared to $9,216,000 at year end. The $8,000,000 of long term debt is Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. Working capital at the end of the quarter totaled $80,875,000, up $9,065,000 from year end. The increase in working capital is attributable to cash flow from operations, partially offset by the repayment of long term debt, net capital expenditures, dividends and the ITI acquisition. The current ratio has improved to 3.22 from 3.07 at year end.

Management expects that the Company's planned capital requirements for the remainder of 1994, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. However, the Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet acquisition or liquidity needs.


Recent Events

As discussed in Note (6) of the "Notes to Consolidated Condensed Financial Statements," the Company has been brought into litigation alleging fraudulent conveyance and other related theories of liabilities. Earlier this year an examiner was appointed by a bankruptcy court to examine the issues at stake.
On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained.


Outlook

The Company's backlog of unshipped orders increased slightly to $86,771,000 at the end of the third quarter of 1994. That level compares with $83,745,000 at this time last year and $86,647,000 at the end of the prior quarter. The Company feels comfortable with the booking rate and the strength of its individual businesses and, as a result, anticipates a good fourth quarter and another record-setting year.

Part II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


       A.  Exhibit No.   Description                                              Page No.
           -----------   -----------                                              --------
                (11)     Schedule setting forth computation of earnings             E-1
                         per common share for the three months and nine
                         months ended October 1, 1994 and October 2, 1993.

                (27)     Financial Data Schedule

       B.  Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended October 1, 1994.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KAYDON CORPORATION



November 7, 1994               /s/ Lawrence J. Cawley
                              -------------------------------------------
                              Lawrence J. Cawley
                              (Chief Executive Officer)





November 7, 1994               /s/ Thomas C. Sorrells III
                              -------------------------------------------
                              Thomas C. Sorrells III
                              (Corporate Controller)