Form 10-K405
period 1994-12-31
KAYDON CORP
filed 1995-03-28
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                    ----------------------------------------
                                   FORM 10-K
(Mark One)

/X/  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934  (Fee Required)

                 For the fiscal year ended  DECEMBER 31, 1994
                                            ------------------

/ /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934  (No Fee Required)

                        Commission file number  0-12640
                                                --------

                              KAYDON CORPORATION
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                      13-3186040
(State or other jurisdiction of incorporation            (IRS Employer ID No.)
   or organization)

      ARBOR SHORELINE OFFICE PARK, 19345 US 19 NORTH, CLEARWATER, FL 34624
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (813) 531-1101
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
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
                                   Yes   X       No
                                       -----        -----

Based on the closing sales price of February 27, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $450,202,293.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 16,674,159 as of February 27, 1995.


DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

   KAYDON CORPORATION 1994 ANNUAL REPORT TO STOCKHOLDERS - PARTS I, II AND IV
   --------------------------------------------------------------------------

                 KAYDON CORPORATION PROXY STATEMENT - PART III
                 ---------------------------------------------

                          KAYDON CORPORATION FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                     INDEX

Part I                                                                                     Page No.
- ------                                                                                  --------------
  Item 1.     Business                                                                       1 - 9

  Item 2.     Properties                                                                    10 - 12

  Item 3.     Legal Proceedings                                                             12 - 13

  Item 4.     Submission of Matters to Vote of Security Holders                               13

Part II
- -------
  Item 5.     Market for the Registrant's Common Equity &
                     Related Stockholder Matters                                              14

  Item 6.     Selected Financial Data                                                         15

  Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                       15

  Item 8.     Financial Statements and Supplementary Data                                     15

  Item 9.     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                                    15

Part III
- --------
  Item 10.    Directors and Executive Officers of the Registrant                              16

  Item 11.    Executive Compensation                                                          17

  Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                                           17

  Item 13.    Certain Relationships and Related Transactions                                  17

Part IV
- -------
  Item 14.    Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K

              (a)  1.  Financial Statements                                                   18
                   2.  Financial Statement Schedules                                          18
                   3.  Reference to Exhibits                                                  19

              (b)  Reports on Form 8-K                                                        19

              Signatures                                                                      20

              (c)  1.  Exhibit Index                                                        21 - 25
                   2.  Exhibits                                                             E1 - E412


                                     PART I

Item 1.  BUSINESS

         a.      General Development of Business


         Kaydon Corporation (the "Company" or "Kaydon") was formed in October 1983, as a wholly owned subsidiary of Bairnco Corporation ("Bairnco" or "former parent"), when it acquired all of the assets and assumed certain liabilities, other than amounts due from affiliates, from a subsidiary of Keene Corporation, another wholly owned subsidiary of Bairnco, which was then known as Kaydon Corporation and is now inactive.
         The Company was spun off from Bairnco in April 1984 and is no longer a member of its consolidated group. This spinoff was effected in the form of a 100 percent stock dividend to stockholders of the former parent's common stock.
         On June 30, 1986, Kaydon Ring and Seal, Inc., a wholly owned subsidiary of Kaydon, acquired for $29,600,000 certain assets and liabilities of the Piston Ring and Seal Division of Koppers Company, Inc., a manufacturer of piston rings and shaft seals. This acquisition was consummated by Kaydon Ring and Seal, Inc. with loaned funds from Kaydon.
         On July 17, 1987, Kaydon acquired for $5,100,000 certain assets and liabilities of the Spirolox operation of TRW, Inc., a manufacturer of specialty retaining rings. This acquisition was consummated with funds acquired through bank credit obtained in the normal course of business.
         On June 23, 1989, Kaydon Corporation, through its newly formed, wholly owned subsidiaries, Kaydon Acquisition Corp. III and Kaydon Acquisition Corp. IV, acquired for $22,710,000 all of the stock of I.D.M. Electronics Ltd., a United Kingdom corporation, and KDI Electro-Tec Corp., a Delaware corporation, from KDI Corporation. I.D.M. Electronics Ltd. and Electro-Tec Corp. manufacture high-performance, precision slip-rings, slip-ring capsules and slip-ring assemblies. Slip-rings are complex, electromechanical devices used to transmit electrical signals or electrical power between the rotating and stationary members of an assembly, such as a gyro and its housing. The purchase price was financed by credit obtained in the normal course of business.
         On December 16, 1991, Kaydon Corporation, through its wholly owned subsidiaries, Kaydon Acquisition Corp. III and Kaydon Acquisition Corp. U.K. Ltd., acquired for L.24,000,000 (approximately $43,440,000 when translated at the exchange rate in effect at the time of purchase) all of the capital stock of Prizerandom Limited, a United Kingdom corporation, from Clairmont PLC, a Scotland corporation. Prizerandom Limited is a wholly owned subsidiary of Clairmont PLC and is the holding company for Cooper Bearings Limited, a United Kingdom corporation, which was the primary subject of the acquisition.
         Cooper Bearings Ltd. is a holding company consisting of the following operating subsidiaries, all of which are manufacturers or distributors of complete bearings and related components parts:

                                                                       COUNTRY OF
                    SUBSIDIARY                                         INCORPORATION
                    ----------                                         -------------
Cooper Roller Bearings Company Limited ("Cooper U.K.")                 United Kingdom

Cooper Split Roller Bearings Corporation ("Cooper U.S.")               U.S.A.

Cooper Geteilte Rollenlager GmbH ("Cooper Germany")                    Germany

         Cooper U.K. is a manufacturing operation located in King's Lynn, Norfolk - U.K. that produces a range of split roller bearings including both a standard line and custom-designed product. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be impractical. Cooper U.S. and Cooper Germany are distribution operations located in Virginia Beach, VA - U.S. and Krefeld, Germany, respectively. The purchase price was financed through Kaydon Corporation cash plus bank loans from the National Bank of Detroit and Continental Bank, U.K.
         On December 4, 1993, Cooper U.K., a wholly owned subsidiary of Kaydon, acquired the assets of Kenyon Power Transmission Ltd. ("Kenyon") of Manchester, England. Kenyon manufactures pulleys and drive components which are complementary to their product offering. Subsequent to the purchase, Cooper U.K. moved the assets to their manufacturing facility.
         On January 28, 1994, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VI, Inc., acquired for $7,268,000 certain assets and liabilities of Industrial Tectonics Inc, the ball division of Axel Johnson, Inc. Industrial Tectonics Inc, located in Dexter, Michigan, manufactures specialty balls used in measuring devices, floats, valves, ball point pens and antifriction bearings. This acquisition was consummated by Kaydon Acquisition VI, Inc. with loaned funds from Kaydon Corporation.

         b. and c.            Financial Information About Industry Segments
                              and Narrative Description of Business

         The Company designs, manufactures and sells custom-engineered products for a broad and diverse customer base. The Company's principal products include antifriction bearings, bearing systems, filters, filter housings, high-performance rings, sealing rings, specialty retaining rings and balls, shaft seals and slip-rings. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications.

Products
         Kaydon works closely with its customers to engineer the required solutions to their design problems. Designed solutions are frequently unique to a single customer or application. Depending upon the nature of the application, the design may be used over a protracted time period and in large numbers, or it may be for a single use.
         The antifriction bearing products of Kaydon incorporate various types of rolling elements. The ball, tapered roller, cylindrical roller and needle roller bearings manufactured by Kaydon are made in sizes ranging from needle bearings with a 1/2-inch outside diameter to heavy-duty ball bearings with an outside diameter of 180 inches. These antifriction products are fabricated from aluminum, bearing-quality steel, stainless steel or special tool steels. They often incorporate a broad range of features such as gearing, special sealing systems and mounting arrangements in combination with other mechanical components.
         As a custom manufacturer, many diverse applications are served. Typical applications include large-diameter ball bearings for hydraulic cranes and excavators; thin-section ball bearings for rotating joints of industrial robots; lightweight airborne radar bearings; large-diameter aluminum roller bearings for military vehicle turret systems; needle roller bearings for passenger car transmissions; loose needle rollers for universal joints utilized in light trucks, agricultural tractors and passenger cars; special coalescing elements and filter housings for diesel fuel filtration on both commercial and military vehicles; hydraulic filter elements for tractor-mounted farm implement units; and ultra high-precision roller bearings for gear box applications.

         Kaydon's subsidiary, Kaydon Ring and Seal, Inc., manufactures metallic medium and large bore-size rings for low and medium-speed internal combustion engines, steam engines, pumps and reciprocating compressors. Sealing rings are engineered with metallic and nonmetallic products used to limit the leakage of fluids and gases within engines and a wide variety of other mechanical products. Sealing rings are used in industrial applications, such as: compressors, transmissions, hydraulic and pneumatic cylinders, and commercial and military aircraft, jet engines and control apparatus applications. Shaft seals are used to seal gases or liquids usually under extreme conditions of speed, pressure or temperature. Shaft seals are fabricated from a variety of materials depending on the application.
         Electro-Tec Corp. and I.D.M. Electronics Ltd., wholly owned subsidiaries of Kaydon Corporation, design and manufacture precision, high-performance slip-rings, slip-ring assemblies, capsules and related electromechanical devices to meet customers' exact needs and specifications. Slip-rings are manufactured from injection and transfer-molded plastics, aluminum and stainless steel castings, bearings and electronic components and connectors, and are sometimes subjected to an electro-deposition process. They are used to transmit electrical signals or power between the rotating and stationary members of an assembly and can be found in combat vehicles, aircraft inertial guidance systems, telecommunications satellites, aircraft targeting systems and medical diagnostic equipment.
         Cooper Bearings Ltd., a wholly owned subsidiary of Kaydon Corporation, designs and manufactures a range of split roller bearings, which include both standard and custom-designed lines. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be less desirable. The product is used in a wide range of applications but particularly those where space and ease of change are important selection criteria. With the acquisition of the assets of Kenyon Power Transmission, Cooper U.K. now manufactures pulleys and drive components, which are complimentary products.
         Industrial Tectonics Inc, a wholly owned subsidiary of Kaydon Corporation, manufactures specialty balls from alloyed steel, plastic, tungsten carbide, glass and an assortment of other materials. These balls are used in a variety of applications including gauges, measuring devices, floats, valves, ball point pens and antifriction bearings.
         Approximately 70 percent of Kaydon's sales are to original equipment manufacturers, which incorporate the Kaydon products in the products they sell. Many of the applications for the

Company's products also provide the opportunity for participation in the replacement or spare parts markets.

New Product and Industry Segment Information
         The Company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the Company's assets or which would otherwise result in a material cost.

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

Customers
         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1994, 1993 and 1992, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four major market groups:
Aerospace and Military Equipment, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1994, 1993 and 1992 are set forth in the following table:

                                                      Net Sales by Major Market Groups
                                                      --------------------------------
                                                               (in thousands)

                                     1994                        1993                       1992
                           ------------------------     ------------------------   ------------------------
                               Amount         %            Amount         %           Amount           %
                               ------        ---           ------        ---          ------          ---

Aerospace and                $ 39,625        19.4        $ 40,838        22.2       $ 47,972          26.1
Military Equipment

Replacement Parts              78,675        38.4          68,624        37.3         71,865          39.1
and Exports

Special Industrial             60,603        29.6          52,091        28.3         43,087          23.4
Machinery

Heavy Industrial               25,792        12.6          22,507        12.2         20,980          11.4
Equipment                     -------       -----         -------       -----        -------         -----

   Total                     $204,695       100.0%       $184,060       100.0%      $183,904         100.0%
                              =======       =====         =======       =====        =======         =====


         Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $17,184,000 in 1994, $10,979,000 in 1993, and
$9,102,000 in 1992, with most of such sales concentrated in Canada, Europe and Japan.

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

Environmental Matters
         Reference is made to "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1994 Annual Report to Stockholders which is incorporated herein by reference.

Employees
         On December 31, 1994, Kaydon employed 1,682 employees. Hourly employees at the Muskegon facilities (including Norton Shores) are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 1997. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until November 5, 1995. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until February 2, 1996. Dexter hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, UAW, with the current collective bargaining agreement effective until November 1, 1996. The remaining domestic factory employees, as well as all office employees, are non-union.
         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its levels of total compensation are equal to or better than comparable companies in communities adjacent to each facility.

Backlog
         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $88,360,000 at December 31, 1994 and $84,385,000 at December 31, 1993. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

Item 2.  PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1994 and indicates whether the property is owned or leased:



     Location                              Activity                        Sq. Ft.      Owned or Leased
     --------                              --------                        -------      ---------------
 Clearwater, FL                    Corporate Headquarters                    9,383           Leased

 Muskegon, MI                      Engineering Laboratory                  232,250           Owned
 (Norton Shores)                   Manufacturing Facility

 Muskegon, MI                      Manufacturing Facility                  162,476           Owned
 (Norton Shores)

 Muskegon, MI                      Held For Sale                           104,000           Owned

 Newaygo, MI                       Assembly Facility                        16,800           Owned

 Dexter, MI                        Manufacturing Facility                   56,627           Owned

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

 Krefeld, Germany                  Warehouse                                10,032           Leased

 King's Lynn, England              Manufacturing Facility                  153,000           Owned

 Reading, England                  Manufacturing Facility                   26,000           Leased

 Monterrey, NL, Mexico             Manufacturing Facility                   32,000           Owned


         Kaydon owns the two manufacturing facilities located in Muskegon (Norton Shores), the assembly facility located in Newaygo, the manufacturing facilities located in Dexter, Sumter, Greeneville, LaGrange, Baltimore, Blacksburg, Monterrey, Mexico, and King's Lynn, England and the warehouse facility in Virginia Beach. Due to the continuing shrinkage of the military and aerospace markets, Kaydon consolidated its three Muskegon, Michigan plants into two buildings and closed the plant which is located within a modern industrial park. Management does not anticipate a material impact, if any, on earnings relating to the sale of this facility and anticipates that the desirable location will allow the plant facility to be sold for at least book value. Kaydon operates at two sites in Sumter, one site is owned and the other is leased (under a capitalized lease) in connection with a $4,000,000 Industrial Revenue Bond financing for a term expiring April 1, 1997, with an option to purchase the property during the pendency of the lease and an obligation to purchase the property for nominal consideration upon its expiration. The St. Louis property is leased for a term expiring July 31, 1997. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased for a term expiring September 30, 1995. The Corporate office located in Clearwater, Florida is leased for a term expiring January 31, 1999.

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

         I.D.M. Electronics Ltd.                                 June 23, 1989
            (a United Kingdom corporation)

         Cooper Roller Bearings Company Limited                  December 16, 1991
            (a United Kingdom corporation)

         Cooper Split Roller Bearings Corporation                December 16, 1991
            (a Virginia corporation)

         Cooper Geteilte Rollenlager GmbH                        December 16, 1991
            (a Germany corporation)

         Industrial Tectonics Inc                                January 28, 1994
            (a Delaware corporation)



Item 3.  LEGAL PROCEEDINGS

         The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. Earlier this year an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.
         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
         MATTERS

         a. and c.        Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in the "Quarterly Results of Operations" on page 16 of Kaydon's 1994 Annual Report to Stockholders, which is incorporated herein by reference. During 1992, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. Kaydon's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol KDN. Kaydon declared cash dividends during 1994, 1993 and 1992 as follows (on a per-share basis):


                        1994                1993                 1992
                        ----                ----                 ----
March                   $0.10               $0.09                $0.075

June                     0.10                0.09                 0.075

September                0.10                0.09                 0.075

December                 0.11                0.10                 0.09


Effective with the cash dividend declared in December 1994 and paid in January 1995, Kaydon adopted a plan which calls for quarterly cash dividends of $0.11 per share. This recent increase in the dividend amount reflects Kaydon management's continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.

         b.               Holders

         The number of common equity security holders is as follows:

                                                     Number of Holders
                                                         of Record
Title of Class                                    As of December 31, 1994
- --------------                                    -----------------------
Common Stock, par value $0.10 per share                    1,615

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 14 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1994 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "To Our Stockholders" on pages 2 and 3 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements and related notes included on pages 18 through 28 and "Quarterly Results of Operations" on page 16 of Kaydon's 1994 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1995 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:


          Name and Age of                          Data Pertaining to
          Executive Officer                        Executive Officers
          -----------------                        ------------------
  Lawrence J. Cawley (60)                    Chief Executive Officer, Chief
                                             Financial Officer and Chairman of
                                             the Board. Mr. Cawley was
                                             appointed as President and Chief
                                             Executive Officer of Kaydon
                                             Corporation in 1987 and
                                             relinquished the position of
                                             President in September 1989, at
                                             which time he was appointed
                                             Chairman of the Board. Effective
                                             January of 1992, Mr. Cawley was
                                             appointed Chief Financial Officer.
                                             He was President of the Bearings
                                             Division of Kaydon Corporation
                                             from 1985 to 1987.

  Stephen K. Clough (41)                     President and Chief Operating
                                             Officer. Mr. Clough was appointed
                                             President and Chief Operating
                                             Officer of Kaydon Corporation and
                                             was elected to the Board of
                                             Directors in September 1989. He
                                             had been Vice President and
                                             General Manager of Kaydon's
                                             Bearings Division since 1987,
                                             after having joined Kaydon as Vice
                                             President of its Automotive
                                             operation in April 1986.

  John F. Brocci (52)                        Vice President of Administration
                                             and Secretary.  Mr. Brocci has
                                             been Vice President of
                                             Administration since joining
                                             Kaydon in March, 1989.  He was
                                             appointed Secretary in April,
                                             1992.  Prior to joining Kaydon, he
                                             was the Operations Manager for the
                                             Sealed Power Division of SPX
                                             Corporation.

Item 11.         EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1995 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by Item 12 is included in the Proxy Statement for the 1995 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1995 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         a.      1.       Financial Statements

                 The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1994 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                                  Page Number in
                                                                                   Annual Report
                                                                                 to Stockholders
                                                                                 ---------------
                 Report of Independent Public Accountants                               17


                 Consolidated Balance Sheets
                 as of December 31, 1994 and 1993                                       18


                 Consolidated Statements of Income
                 for the years ended December 31, 1994, 1993 and 1992                   19


                 Consolidated Statements of Stockholders' Investment for the
                 years ended December 31, 1994, 1993 and 1992                           20

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1994, 1993 and 1992                   21


                 Notes to Consolidated Financial Statements                           22 - 28


                     2.       Financial Statement Schedules

                 All schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, the required information is included in the notes to the consolidated financial statements or otherwise is not required under instructions contained in Regulation S-X.

                 Financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are wholly owned subsidiaries.

                 3.       Reference to Exhibits

                 Reference is made to the Exhibit Index which is found on pages 21 through 25 of this Form 10-K.



         b.      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the fourth quarter of 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaydon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KAYDON CORPORATION
                                           -------------------------------------------------
                                           Registrant


Date:  March 28, 1995             By:      /s/Lawrence J. Cawley
                                           -------------------------------------------------
                                           Chief Executive Officer & Chief Financial Officer


Date:  March 28, 1995             By:      /s/Stephen K. Clough
                                           -------------------------------------------------
                                           President and Chief Operating Officer


Date:  March 28, 1995             By:      /s/Thomas C. Sorrells III
                                           -------------------------------------------------
                                           Corporate Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/Glenn W. Bailey
         ----------------------------------------
         Glenn W. Bailey - Director                      March 28, 1995

         /s/Gerald J. Breen
         ----------------------------------------
         Gerald J. Breen - Director                      March 28, 1995

         /s/Lawrence J. Cawley
         ----------------------------------------
         Lawrence J. Cawley - Chairman                   March 28, 1995

         /s/Stephen K. Clough
         ----------------------------------------
         Stephen K. Clough - Director                    March 28, 1995

         /s/John H.F. Haskell, Jr.
         ----------------------------------------
         John H.F. Haskell, Jr. - Director               March 28, 1995

         /s/Norton Stevens
         ----------------------------------------
         Norton Stevens - Director                       March 28, 1995


         c.      1.       Exhibits Index

EXHIBIT          DESCRIPTION                                  PAGE NO.          INCORPORATED BY REFERENCE TO
- -------          -----------                                  --------          ----------------------------
(2)              Stock and Asset Purchase Agreement                             Exhibit 2 to Kaydon's Registration
                 between Kaydon Acquisition, Inc.                               Statement on Form 8-K filed on July 15,
                 (now Kaydon Ring and Seal, Inc.)                               1986, as amended by the Registration
                 and Koppers Company, Inc., dated                               Statement filed on Form 8-K on September
                 June 26, 1986.                                                 30, 1986 (SEC File No. 0-12640).

(2)              Agreement of Purchase and Sale                                 Exhibit 2 to Kaydon's Annual Report on
                 between Kaydon Corporation and                                 Form 10-K for the year ended
                 TRW Automotive Products, Inc.,                                 December 31, 1987 (SEC File No. 0-12640).
                 dated as of June 29, 1987.

(2)              Stock Purchase Agreement among                                 Exhibit 2 to Kaydon's Registration
                 Kaydon Corporation, Kaydon                                     Statement on Form 8-K filed on July 7,
                 Acquisition Corp. III, Kaydon                                  1989, as amended by the Registration
                 Acquisition Corp. IV, KDI Holdings                             Statement filed on Form 8-K on
                 Inc. and KDI Corporation                                       November 3, 1989 and Registration
                                                                                Statement filed on Form 8-K on
                                                                                March 27, 1990 (SEC File No. 0-12640).

(2)              Stock Purchase Agreement among                                 Exhibit 2 to Kaydon's Registration
                 Kaydon Corporation, Kaydon                                     Statement on Form 8-K filed on December
                 Acquisition Corp. U.K. Limited,                                31, 1991, as amended by the Registration
                 Murray Ventures PLC and others and                             Statement filed on Form 8-K on February
                 William Terence Blaney and others.                             28, 1992 (SEC File No. 0-12640).

(2)              Asset Purchase Agreement among               E-1 - E-136
                 Kaydon Corporation, Industrial
                 Tectonics Inc and Axel Johnson, Inc.
                 dated January 28, 1994.

(3) & (4)        Certificate of Incorporation of the                            Exhibit 3 to Kaydon's Registration
                 Registrant, dated October 21, 1983                             Statement on Form S-1 (No. 2-89399).

(3) & (4)        Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration
                 Certificate of Incorporation of the                            Statement on From S-1 (No. 2-89399).
                 Registrant, dated November 23, 1983.

(3) & (4)       Certificate of Amendment to the                                 Exhibit 3 to Kaydon's Registration
                Certificate of Incorporation of the                             Statement on Form S-1 (No. 2-89399).
                Registrant, dated February 6, 1984.

(3) & (4)       Certificate of Correction to the                                Exhibit 3 to Kaydon's Registration
                Certificate of Amendment to the                                 Statement on Form S-1 (No. 2-89399).
                Certificate of Incorporation of the
                Registrant, dated February 17, 1984.


EXHIBIT          DESCRIPTION                                  PAGE NO.          INCORPORATED BY REFERENCE TO
- -------          -----------                                  --------          ----------------------------
(3) & (4)        Form of Restated Certificate of                                Exhibit 3 to Kaydon's Registration
                 Incorporation of the Registrant,                               Statement on Form S-1 (No. 2-89399).
                 dated March 1984.

(3)              Amendment to Certificate of Incorporation                      Exhibit 3 to Kaydon's Annual Report on
                 of the Registrant, dated February 24, 1987.                    Form 10-K for the year ended December 31, 1987
                                                                                (SEC File No. 0-12640).

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

(4.1)            Second Amendment to the Amended and          E-137 - E-158
                 Restated Revolving Credit and Term Loan
                 Agreement, dated February 28, 1994.

(4.2)            Third Amendment to the Amended and           E-159 - E-173
                 Restated Revolving Credit and Term Loan
                 Agreement, dated March 29, 1994.

EXHIBIT          DESCRIPTION                                  PAGE NO.          INCORPORATED BY REFERENCE TO
- -------          -----------                                  --------          ----------------------------
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

(10)             Indenture of Trust between the Economic                        Exhibit 10 to Kaydon's Annual Report on
                 Development Corporation of the City of                         Form 10-K for the year ended December 31, 1989
                 Norton Shores and Manufacturers                                (SEC File No. 0-12640).
                 and Traders Trust Company, dated as of
                 January 1, 1990.

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

(10)             First Amendment to the Placement and                           Exhibit 10 to Kaydon's Annual Report on
                 Remarketing Agreement between the                              Form 10-K for the year ended December 31, 1991
                 Economic Development Corporation of the                        (SEC File No. 0-12640).
                 City of Norton Shores and Continental Bank
                 N.A.  and LaSalle National Bank, dated as
                 of April 15, 1991.

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


EXHIBIT          DESCRIPTION                                  PAGE NO.          INCORPORATED BY REFERENCE TO
- -------          -----------                                  --------          ----------------------------
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

(10)             Indenture of Trust between Sumter County,                      Exhibit 10 to Kaydon's Annual Report on
                 South Carolina, and Manufacturers and                          Form 10-K for the year ended December 31, 1990
                 Traders Trust Company, dated as                                (SEC File No. 0-12640).
                 of March 1, 1990.

(10)             First Supplemental Indenture of Trust                          Exhibit 10 to Kaydon's Annual Report on
                 between Sumter County, South Carolina,                         Form 10-K for the year ended December 31, 1991
                 and Manufacturers and Traders Trust                            (SEC File No. 0-12640).
                 Company, dated as of August 1, 1991.

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

EXHIBIT          DESCRIPTION                                  PAGE NO.          INCORPORATED BY REFERENCE TO
- -------          -----------                                  --------          ----------------------------

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

(10.1)           Kaydon Corporation Employee Stock             E-174 - E-287
                 Ownership and Thrift Plan as amended and
                 restated December 14, 1994 effective
                 January 1, 1989.

(10)             Management Incentive Compensation Plan.                        Exhibit 10 to Kaydon's Registration Statement
                                                                                on Form S-1 (No. 2-89399).


(10.2)           Electro-Tec Corporation Employee              E-288 - E-394
                 Retirement Benefit Plan as amended and
                 restated December 14, 1994 effective
                 July 1, 1989.

(10)             Kaydon Corporation 1993 Stock Option Plan.                     Exhibit A to Kaydon's Proxy Statement dated
                                                                                March 10, 1993.

(10)             Kaydon Corporation 1993 Non-Employee                           Exhibit B to Kaydon's Proxy Statement dated
                 Directors Stock Option Plan.                                   March 10, 1993.

(11)             Schedule of Computation of Net Income Per     E-395
                 Share.

(13)             Annual Report to Stockholders.                E-396 - E-410

(21)             Subsidiaries of Registrant.                   E-411

(23)             Consent of Independent Public Accountants.    E-412

(27)             Financial Data Schedule (for SEC use only).