Form 10-Q
period 1995-04-01
KAYDON CORP
filed 1995-05-11
CIK 740694

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 1, 1995                      COMMISSION FILE NO. 0-12640

                               KAYDON CORPORATION


            A DELAWARE CORPORATION              IRS EMPLOYER ID NO. 13-3186040
   19345 US 19 NORTH, CLEARWATER, FL 34624            PHONE: 813/531-1101


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

 COMMON STOCK OUTSTANDING AT MAY 3, 1995 -- 16,679,659 SHARES, $0.10 PAR VALUE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 1, 1995

                                     INDEX

                                                                                        PAGE
                                                                                        NO.
                                                                                        ----
Part I -- Financial Information:

          Consolidated Condensed Balance Sheets -- April 1, 1995 and December 31,
              1994....................................................................    2

          Consolidated Condensed Statements of Income -- Three Months Ended April 1,
              1995 and April 2, 1994..................................................    3

          Consolidated Condensed Statements of Cash Flows -- Three Months Ended April
              1, 1995 and April 2, 1994...............................................    4

          Notes to Consolidated Condensed Financial Statements........................    5

          Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................    6

Part II -- Other Information:

          Item 4. -- Submission of Matters to a Vote of Security Holders..............    7

          Item 6. -- Exhibits and Reports on Form 8-K.................................    7

          Signatures..................................................................    8

Exhibits..............................................................................  E-1

PART I  FINANCIAL INFORMATION

                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    APRIL 1,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS:
Cash and cash equivalents.......................................  $ 32,679,000     $ 28,575,000
Marketable securities...........................................    15,397,000       11,092,000
Accounts receivable, net........................................    28,428,000       27,230,000
Inventories.....................................................    56,657,000       53,746,000
Other current assets............................................     5,808,000        6,145,000
                                                                  ------------     ------------
          Total current assets..................................   138,969,000      126,788,000

Plant and equipment, net........................................    60,719,000       61,247,000
Cost in excess of net tangible assets of purchased businesses,
  net...........................................................    42,921,000       43,691,000
Other assets....................................................    11,716,000       11,858,000
                                                                  ------------     ------------
          Total assets..........................................  $254,325,000     $243,584,000
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
Accounts payable................................................  $  9,335,000     $  8,856,000
Accrued expenses................................................    29,538,000       29,370,000
Federal income tax payable......................................     6,110,000        2,676,000
                                                                  ------------     ------------
          Total current liabilities.............................    44,983,000       40,902,000

Other long-term liabilities.....................................    28,406,000       28,112,000
Long-term debt..................................................     8,000,000        8,000,000
Stockholders' investment........................................   172,936,000      166,570,000
                                                                  ------------     ------------
          Total liabilities and stockholders' investment........  $254,325,000     $243,584,000
                                                                   ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                    ---------------------------
                                                                     APRIL 1,        APRIL 2,
                                                                       1995            1994
                                                                    -----------     -----------
Net Sales.........................................................  $55,465,000     $50,125,000
Gross Profit......................................................   21,031,000      17,912,000
Operating Income..................................................   14,059,000      11,525,000
Interest Income, net..............................................      528,000          28,000
                                                                    -----------     -----------
Income Before Income Taxes and Cumulative Prior Year Effect of
  Change in Accounting Principle..................................   14,587,000      11,553,000
Provision for Income Taxes........................................    5,551,000       4,361,000
                                                                    -----------     -----------
Income Before Cumulative Prior Year Effect of Change in Accounting
  Principle.......................................................    9,036,000       7,192,000
Cumulative Prior Year Effect of Change in Accounting Principle For
  Postemployment Benefits, Net of Income Tax Benefit of
  $1,200,000......................................................            0      (2,000,000)
                                                                    -----------     -----------
Net Income........................................................  $ 9,036,000     $ 5,192,000
                                                                     ==========      ==========
Weighted Average Common Shares....................................   16,730,000      16,720,000
Earnings Per Share Before Cumulative Prior Year Effect of Change
  in Accounting Principle.........................................  $      0.54     $      0.43
Earnings Per Share................................................  $      0.54     $      0.31

     See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                    ---------------------------
                                                                     APRIL 1,        APRIL 2,
                                                                       1995            1994
                                                                    -----------     -----------
Cash flows from operating activities..............................  $12,606,000     $10,977,000
                                                                    -----------     -----------
Cash flows from investing activities:
  Increase in marketable securities...............................   (4,305,000)              0
  Capital expenditures, net.......................................   (1,998,000)     (2,292,000)
  Acquisition of businesses, net of cash acquired.................     (759,000)     (7,268,000)
                                                                    -----------     -----------
  Cash provided by (used in) investing activities.................   (7,062,000)     (9,560,000)
                                                                    -----------     -----------
Cash flows from financing activities:
  Net borrowings under line of credit.............................            0         381,000
  Principal payments of long-term debt............................            0      (7,000,000)
  Proceeds from issuance of common stock..........................      744,000               0
  Dividends paid..................................................   (1,831,000)     (1,679,000)
  Purchase of treasury stock......................................     (288,000)              0
                                                                    -----------     -----------
  Cash used in financing activities...............................   (1,375,000)     (8,298,000)
                                                                    -----------     -----------
Effect of exchange rate changes on cash and cash equivalents......      (65,000)        (39,000)
                                                                    -----------     -----------
Net increase (decrease) in cash and cash equivalents..............    4,104,000      (6,920,000)
Cash and cash equivalents -- Beginning of period..................   28,575,000      24,528,000
                                                                    -----------     -----------
Cash and cash equivalents -- End of period........................  $32,679,000     $17,608,000
                                                                     ==========      ==========
Cash expended for income taxes....................................  $ 2,084,000     $ 1,161,000
                                                                     ==========      ==========
Cash expended for interest........................................  $    25,000     $   122,000
                                                                     ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 1995 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:

                                                             APRIL 1,       DECEMBER 31,
                                                               1995             1994
                                                            -----------     ------------
        Raw Material......................................  $12,427,000     $ 13,136,000
        Work in Process...................................   14,316,000       11,995,000
        Finished Goods....................................   29,914,000       28,615,000
                                                            -----------     ------------
                                                            $56,657,000     $ 53,746,000
                                                             ==========       ==========

(4) In the first quarter of 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in the accounting principle resulted in an after-tax charge of $2,000,000.

(5) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Kaydon Corporation and subsidiaries (the "Company") reported record sales of $55,465,000 in the first quarter 1995, up 10.7% compared to $50,125,000 in the first quarter 1994. The increase was attributable primarily to improvements in most operations.

     Net income was also a record at $9,036,000, up 25.6% from $7,192,000 (before the $2,000,000 charge for SFAS 112) in the first quarter 1994. The increase is attributable to both increased operating income and increased interest income.

     Gross profit as a percent of sales increased to 37.9% from 35.7% in the same period last year. The increase was generally attributable to improved manufacturing results.

     Selling and administrative expenses were 12.6% of sales, essentially flat, in percentage terms, with the 12.7% in the same period last year.

     The effective tax rate of 38.1% during the first quarter of 1995 was comparable with the 1994 annual effective rate of 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $93,986,000 at the end of the first quarter as compared to $85,886,000 at year end reflecting current ratios of 3.1 for both periods. The increase of $8,100,000 resulted primarily from an increase of $8,409,000 in cash and marketable securities reflecting strong operating cash flow.

     Total debt remained at the $8,000,000 level from year end. The $8,000,000 of long-term debt is Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. Cash and securities of $48,076,000 exceeded total debt by $40,076,000 compared to $31,667,000 at year end for an increase of $8,409,000.

     Cash generation from operating activities was $12,606,000, up 14.8% from $10,977,000 in the first quarter of 1994. Net capital expenditures during the quarter were $1,998,000 and $759,000 was spent for a small product line acquisition for the I.D.M. Electronics subsidiary located in Reading, England.

     Management expects that the Company's planned capital requirements for the remainder of 1995, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. During the quarter, 600 treasury shares were purchased on the open market for approximately $14,000 bringing the total number of shares acquired under the original 1,000,000 share repurchase authorized to 834,200. In April, the Board of Directors approved a further repurchase of 1,000,000 shares. No price or time limit was established. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.

     Subsequent to the quarter end, the Company agreed to sell the surplus building which resulted from the 1993 plant consolidation. In addition, the Company agreed to sell its small automotive operation. The impact of these items is not reflected in the financial position of the Company for the first quarter and will have no effect on second quarter net income.

OUTLOOK

     The Company's backlog of unfilled orders increased once again to $90,161,000 compared to $88,360,000 at the end of the prior quarter. As the backlog gains suggest, we see no reasons not to expect a continuing improvement in Kaydon's performance in the second quarter of 1995 over 1994 as we continue to see improvement in our diversified customer base.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The eleventh Annual Stockholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 26, 1995. Represented at this meeting in person or by proxy were 15,092,152 shares of Kaydon common stock, representing 91% of the total outstanding as of the February 27, 1995 record date.

     The stockholders elected Glenn W. Bailey, Gerald J. Breen, Lawrence J. Cawley, Stephen K. Clough, John H.F. Haskell, Jr. and Norton Stevens to serve as Directors until the 1996 Annual Meeting. The results of the votes are as follows:

                        ELECTION OF DIRECTORS                       FOR        WITHHOLD
        ------------------------------------------------------  -----------    --------
        G. Bailey.............................................   14,720,669     371,483
        G. Breen..............................................   14,798,277     293,875
        L. Cawley.............................................   14,722,522     369,630
        S. Clough.............................................   14,722,822     369,330
        J. Haskell............................................   14,799,177     292,975
        N. Stevens............................................   14,798,977     293,175

     There was no other official business to come before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibits

       EXHIBIT
         NO.                                  DESCRIPTION                              PAGE NO.
      ----------  -------------------------------------------------------------------  --------
         (11)     Schedule setting forth computation of earnings per common share for     E-1
                  the three months ended April 1, 1995 and April 2, 1994.
         (27)     Financial Data Schedule (for SEC use only)

  B.  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended April 1, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KAYDON CORPORATION

May 11, 1995                              /s/ LAWRENCE J. CAWLEY
                                          --------------------------------------
                                          Lawrence J. Cawley
                                          (Chief Executive Officer)

May 11, 1995                              /s/ THOMAS C. SORRELLS III
                                          --------------------------------------
                                          Thomas C. Sorrells III
                                          (Corporate Controller)