Form 10-Q
period 1995-07-01
KAYDON CORP
filed 1995-08-10
CIK 740694

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                  FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended July 1, 1995                       Commission File No. 0-12640
------------------------------                       ---------------------------

                              KAYDON CORPORATION
                              ------------------

        A Delaware Corporation         IRS Employer ID No. 13-3186040
        -------------------------------------------------------------

    19345 US 19 North, Clearwater, FL 34624            Phone: 813/531-1101
    ----------------------------------------------------------------------

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



Common Stock Outstanding at August 2, 1995 - 16,693,409 shares, $0.10 par value.

                         KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED JULY 1, 1995


                                    INDEX
--------------------------------------------------------------------------------

                                                                               Page No.
                                                                               --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         July 1, 1995 and December 31, 1994                                          1

         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended July 1, 1995
         and July 2, 1994                                                            2

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended July 1, 1995 and July 2, 1994                              3

         Notes to Consolidated Condensed Financial
         Statements                                                              4 - 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           6 - 7



Part II - Other Information:

         Item 5. - Other Information                                                 8
         Item 6. - Exhibits and Reports on Form 8-K                                  8


         Signatures                                                                  9



Exhibits                                                                           E-1

                              KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                      July 1, 1995            December 31, 1994
                                                    ----------------          ------------------
                                                       (Unaudited)
Assets:
------
Cash and cash equivalents                             $ 27,731,000                $ 28,575,000
Marketable securities                                   28,278,000                  11,092,000
Accounts receivable, net                                30,354,000                  27,230,000
Inventories                                             54,734,000                  53,746,000
Other current assets                                     6,422,000                   6,145,000
                                                      ----------------------------------------
Total current assets                                   147,519,000                 126,788,000


Plant and equipment, net                                57,241,000                  61,247,000
Cost in excess of net tangible
 assets of purchased businesses, net                    42,696,000                  43,691,000
Other assets                                            11,624,000                  11,858,000
                                                      ----------------------------------------
Total assets                                          $259,080,000                $243,584,000
                                                      ========================================


Liabilities and Stockholders' Investment:
----------------------------------------
Accounts payable                                      $  8,848,000                $  8,856,000
Accrued expenses                                        31,295,000                  29,370,000
Federal income tax payable                               1,478,000                   2,676,000
                                                      ----------------------------------------
Total current liabilities                               41,621,000                  40,902,000


Other long-term liabilities                             28,649,000                  28,112,000
Long-term debt                                           8,000,000                   8,000,000
Stockholders' investment                               180,810,000                 166,570,000
                                                      ----------------------------------------
Total liabilities and
  stockholders' investment                            $259,080,000                $243,584,000
                                                      ========================================


See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             July 1, 1995       July 2, 1994        July 1, 1995      July 2, 1994
                                             ------------       ------------        ------------      ------------
Net sales                                     $57,560,000        $52,032,000        $113,025,000       $102,157,000

Gross profit                                   22,782,000         19,966,000          43,813,000         37,878,000

Operating income                               15,013,000         12,912,000          29,072,000         24,437,000

Interest income, net                              683,000             79,000           1,211,000            107,000
                                               ----------        -----------        ------------       ------------

Income before income taxes and
cumulative prior year effect of
change in accounting principle                 15,696,000         12,991,000          30,283,000         24,544,000

Provision for income taxes                      5,981,000          4,968,000          11,532,000          9,329,000
                                              -----------        -----------        ------------       ------------

Income before cumulative prior
year effect of change in
accounting principle                            9,715,000          8,023,000          18,751,000         15,215,000

Cumulative prior year effect of change
in accounting principle for
postemployment benefits, net of
income tax benefit of $1,200,000                        0                  0                   0         (2,000,000)
                                              -----------        -----------        ------------       ------------


Net income                                    $ 9,715,000        $ 8,023,000        $ 18,751,000       $ 13,215,000
                                              ===========        ===========        ============       ============


Weighted average common shares                 16,776,000         16,737,000          16,752,000         16,729,000


Earnings per share before cumulative
prior year effect of change in
accounting principle                                 N/A                N/A                  N/A       $       0.91


Earnings per share                            $      0.58        $      0.48        $       1.12       $       0.79



See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED

                                                                                July 1, 1995           July 2, 1994
                                                                                ------------           ------------
Cash flows from operating activities                                            $ 19,279,000           $ 19,398,000
                                                                                ------------           ------------

Cash flows from investing activities:
 Increase in marketable securities                                               (17,186,000)                     0
 Capital expenditures, net                                                        (4,162,000)            (3,481,000)
 Acquisition of businesses, net of cash acquired                                    (759,000)            (7,268,000)
 Proceeds from sale of surplus building and automotive division assets             5,265,000                      0
                                                                                ------------           ------------

 Cash used in investing activities                                               (16,842,000)           (10,749,000)
                                                                                ------------           ------------

Cash flows from financing activities:
 Net payments under line of credit                                                         0               (312,000)
 Principal payments of long-term debt                                                      0             (7,000,000)
 Proceeds from issuance of common stock                                              836,000                 18,000
 Dividends paid                                                                   (3,666,000)            (3,348,000)
 Purchase of treasury stock                                                         (288,000)                     0
                                                                                ------------           ------------

 Cash used in financing activities                                                (3,118,000)           (10,642,000)
                                                                                ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                               (163,000)               (67,000)
                                                                                ------------           ------------

Net decrease in cash and cash equivalents                                           (844,000)            (2,060,000)

Cash and cash equivalents - Beginning of period                                   28,575,000             24,528,000
                                                                                ------------           ------------

Cash and cash equivalents - End of period                                       $ 27,731,000           $ 22,468,000
                                                                                ============           ============


Cash expended for income taxes                                                  $ 12,780,000           $  8,308,000
                                                                                ============           ============


Cash expended for interest                                                      $    170,000           $    198,000
                                                                                ============           ============



See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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


(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 1995 and the results of its operations and its cash flows for the six months then ended. However, interim results are not necessarily indicative of results of a full year.


(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                                           July 1, 1995         Dec 31, 1994
                                           ------------         ------------
         Raw Material                       $14,203,000          $13,136,000
         Work in Process                     12,438,000           11,995,000
         Finished Goods                      28,093,000           28,615,000
                                            -----------          -----------
                                            $54,734,000          $53,746,000
                                            ===========          ===========


(4) In the first quarter of 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in the accounting principle resulted in an after-tax charge of $2,000,000.

(5) During the second quarter the Company sold for cash the surplus building which resulted from the 1993 plant consolidation and substantially all of the assets of its automotive division. There was no material effect on second quarter net income from either of these dispositions, however the sales generated cash of $5,265,000 during the quarter.

(6) On June 21, 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan which attaches one Right to each share of Kaydon Common Stock to shareholders of record at the close of business on July 7, 1995. When the Right becomes exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The exercise price, subject to adjustment, is thirty dollars ($30.00) per Right. The Rights will become exercisable eight days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date"). The Rights are not exercisable until the Stock Acquisition Date and will expire at the close of business on July 7, 2000, unless earlier redeemed by Kaydon.

(7) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $57,560,000 in the second quarter of 1995, up 10.6% compared to $52,032,000 in the second quarter of 1994. The increase was attributable to improvements in most operations.

Net income, also a record, was $9,715,000, up 21.1% compared to $8,023,000 in the second quarter 1994. The resulting earnings per share of $0.58 were up 20.8% compared to $0.48 last year. Significant improvements in gross profit and a substantial gain in interest income improved net earnings.

Gross profit as a percent of sales increased to 39.6% from 38.4% in the same period last year. The increase was attributable to improved volume and good operational results. Selling and administrative expenses as a percent of sales were 13.5%, essentially flat with the 13.6% from the same period last year.

Interest income was up $604,000 over last year's $79,000, the result of much larger cash and securities balances. The effective tax rate of 38.1% for the second quarter was essentially flat with the 38.2% rate last year.

Six Months 1995 to 1994

Sales for the first six months of 1995 were $113,025,000 an increase of $10.6% over last year's $102,157,000. Year to date net earnings were $18,751,000, a gain of 23.2% over the 1994 earnings of $15,215,000 (before the mandated accounting change for FASB 112). Earnings per share were up 23.1% to $1.12 versus $0.91 before accounting changes last year.

Liquidity and Capital Resources

Working capital was $105,898,000 at the end of the second quarter reflecting a current ratio of 3.5 compared to $85,886,000 at year end with a current ratio of 3.1. The increase of $20,012,000 is the result of operating cash flow and cash generated by the sale of the surplus building and substantially all of the assets of the automotive division offset by dividends, net capital expenditures and a small product line acquisition made in the first quarter.

Total debt remained at the $8,000,000 level from year end. The $8,000,000 of long-term debt is Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. Cash and securities of $56,009,000 exceeded total debt by $48,009,000 compared to $31,667,000 at year end for an increase of $16,342,000.

Cash generation from operating activities was $6,673,000 for second quarter 1995 compared to $8,421,000 in 1994. The decrease is primarily attributable to a larger second quarter estimated tax payment made during 1995.

Management expects that the Company's planned capital requirements for the remainder of 1995, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. Year to date there have been 600 treasury shares purchased on the open market for approximately $14,000. The total number of shares acquired since the Board of Directors authorized the original 1,000,000 share repurchase is 834,200 and in April the Board of Directors approved a further repurchase of an additional 1,000,000 shares. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.

The Company sold for cash the surplus building which resulted from the 1993 plant consolidation and substantially all of the assets of its automotive division. Both of these sales were completed during the second quarter. There was no material effect on second quarter net income from either of these dispositions, however the sales generated cash of $5,265,000 during the quarter.

Outlook

The Company's backlog of unfilled orders increased once again to $91,728,000 compared to $90,161,000 at the end of the prior quarter and $88,360,000 at last year end. The increase occurred on top of record shipments. Given the Company's first half results and its perception that current business conditions remain strong through at least 1995, the Company is expecting a good second half of the year.

Part II
                               OTHER INFORMATION

Item 5.  Other Information

         On June 21, 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan which attaches one Right to each share of Kaydon Common Stock to shareholders of record at the close of business on July 7, 1995. When the Right becomes exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The exercise price, subject to adjustment, is thirty dollars ($30.00) per Right. The Rights will become exercisable eight days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Stock Acquisition Date"). The Rights are not exercisable until the Stock Acquisition Date and will expire at the close of business on July 7, 2000, unless earlier redeemed by Kaydon.




Item 6.  Exhibits and Reports on Form 8-K


   A.    Exhibit No.      Description                                       Page No.
         -----------      -----------                                       --------
           (4)            Shareholders Rights Plan adopted                  Incorporated by
                          June 21, 1995                                     reference to Form
                                                                            8A filed on June
                                                                            28, 1995.

           (11)           Schedule setting forth computation of earnings         E-1
                          per common share for the six months ended
                          July 1, 1995 and July 2, 1994

           (27)           Financial Data Schedule (for SEC use only)


   B.    Reports on Form 8-K
         -------------------

                          None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KAYDON CORPORATION



August 10, 1995                            /s/ Lawrence J. Cawley
                                           ---------------------------------
                                           Lawrence J. Cawley
                                           (Chief Executive Officer)





August 10, 1995                            /s/ Thomas C. Sorrells III
                                           ------------------------------------
                                           Thomas C. Sorrells III
                                           (Corporate Controller)