Form 10-Q
period 1995-09-30
KAYDON CORP
filed 1995-11-13
CIK 740694

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



For Quarter Ended September 30, 1995                Commission File No. 0-12640


                               KAYDON CORPORATION
                               ------------------

      A Delaware Corporation                 IRS Employer ID No. 13-3186040
      ---------------------------------------------------------------------

19345 US 19 North, Clearwater, FL 34624                      Phone: 813/531-1101
--------------------------------------------------------------------------------


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


Common Stock Outstanding at November 8, 1995 - 16,560,359 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX
--------------------------------------------------------------------------------

                                                                                   Page No.
                                                                                   --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         September 30, 1995 and December 31, 1994                                      1

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended September 30, 1995
         and October 1, 1994                                                           2

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and October 1, 1994                      3

         Notes to Consolidated Condensed Financial
         Statements                                                                  4 - 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               6 - 7



Part II - Other Information:

         Item 6. - Exhibits and Reports on Form 8-K                                    8


         Signatures                                                                    9



Exhibits                                                                             E-1


                              KAYDON CORPORATION

                    CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                September 30, 1995        December 31, 1994
                                                --------------------      ------------------
                                                    (Unaudited)
Assets:
------
Cash and cash equivalents                          $ 13,646,000              $ 28,575,000
Marketable securities                                28,534,000                11,092,000
Accounts receivable, net                             34,144,000                27,230,000
Inventories                                          55,097,000                53,746,000
Other current assets                                  6,260,000                 6,145,000
                                                   --------------------------------------
Total current assets                                137,681,000               126,788,000


Plant and equipment, net                             73,094,000                61,247,000
Cost in excess of net tangible
  assets of purchased businesses, net                47,870,000                43,691,000
Other assets                                         14,255,000                11,858,000
                                                   --------------------------------------
Total assets                                       $272,900,000              $243,584,000
                                                   ======================================


Liabilities and Stockholders' Investment:
----------------------------------------
Accounts payable                                   $ 10,088,000              $  8,856,000
Accrued expenses                                     36,034,000                29,370,000
Federal income tax payable                            2,753,000                 2,676,000
                                                   --------------------------------------
Total current liabilities                            48,875,000                40,902,000


Other long-term liabilities                          27,496,000                28,112,000
Long-term debt                                        8,000,000                 8,000,000
Stockholders' investment                            188,529,000               166,570,000
                                                   --------------------------------------
Total liabilities and
    stockholders' investment                       $272,900,000              $243,584,000
                                                   ======================================



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            Sept 30, 1995        Oct 1, 1994        Sept 30, 1995      Oct 1, 1994
                                            -------------        -----------        -------------      -----------
Net sales                                     $56,087,000        $50,279,000        $169,112,000       $152,436,000


Gross profit                                   21,434,000         18,871,000          65,247,000         56,749,000


Operating income                               14,533,000         12,263,000          43,605,000         36,700,000

Interest income, net                              695,000            173,000           1,906,000            280,000
                                              -----------        -----------        ------------       ------------

Income before income taxes and
cumulative prior year effect of
change in accounting principle                 15,228,000         12,436,000          45,511,000         36,980,000


Provision for income taxes                      5,813,000          4,726,000          17,345,000         14,055,000
                                              -----------        -----------        ------------       ------------

Income before cumulative prior
year effect of change in
accounting principle                            9,415,000          7,710,000          28,166,000         22,925,000


Cumulative prior year effect of change
in accounting principle for
postemployment benefits, net of
income tax benefit of $1,200,000                        0                  0                   0         (2,000,000)
                                              -----------        -----------        -------------      ------------


Net income                                    $ 9,415,000        $ 7,710,000        $ 28,166,000       $ 20,925,000
                                              ===========        ===========        ============       ============


Weighted average common shares                 16,810,000         16,735,000          16,770,000         16,736,000


Earnings per share before cumulative
prior year effect of change in
accounting principle                               N/A                N/A                  N/A         $     1.37


Earnings per share                            $   0.56           $   0.46           $     1.68         $     1.25



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED

                                                                               Sept 30, 1995           Oct 1, 1994
                                                                               -------------           -----------
Cash flows from operating activities                                           $ 31,474,000           $ 27,390,000
                                                                               ------------           ------------

Cash flows from investing activities:
 Increase in marketable securities                                              (17,442,000)                     0
 Capital expenditures, net                                                       (5,738,000)            (4,513,000)
 Acquisition of businesses, net of cash acquired                                (23,512,000)            (7,268,000)
 Proceeds from sale of surplus building and
    automotive division assets                                                    5,265,000                      0
                                                                               ------------           ------------

 Cash used in investing activities                                              (41,427,000)           (11,781,000)
                                                                               ------------           ------------

Cash flows from financing activities:
 Net payments under line of credit                                                        0               (312,000)
 Principal payments of long-term debt                                                     0             (7,000,000)
 Proceeds from issuance of common stock                                           1,293,000                393,000
 Dividends paid                                                                  (5,501,000)            (5,017,000)
 Purchase of treasury stock                                                        (623,000)              (176,000)
                                                                               ------------           ------------

 Cash used in financing activities                                               (4,831,000)           (12,112,000)
                                                                               ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                              (145,000)               (96,000)
                                                                               ------------           ------------

Net increase (decrease) in cash and cash equivalents                            (14,929,000)             3,401,000

Cash and cash equivalents - Beginning of period                                  28,575,000             24,528,000
                                                                               ------------           ------------

Cash and cash equivalents - End of period                                      $ 13,646,000           $ 27,929,000
                                                                               ============           ============


Cash expended for income taxes                                                 $ 20,455,000           $ 15,925,000
                                                                               ============           ============


Cash expended for interest                                                     $    262,000           $    238,000
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

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the nine months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                                  Sept 30, 1995             Dec 31, 1994
                                  -------------             ------------
         Raw Material              $15,231,000              $13,136,000
         Work in Process            12,734,000               11,995,000
         Finished Goods             27,132,000               28,615,000
                                   -----------              -----------
                                   $55,097,000              $53,746,000
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

(7) On August 31, 1995, Kaydon Corporation purchased the stock of Seabee Corporation for approximately $22,753,000, net of cash received. Seabee, located in Hampton, Iowa, is a manufacturer of large hydraulic cylinders and alloy steel castings. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Seabee have been included in the consolidated financial statements since August 31, 1995, the effective date of the acquisition.

(8) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record third quarter sales of $56,087,000, up 11.6% compared to $50,279,000 in the third quarter of 1994. The increase was attributable to improvements in most operations as well as the addition of Seabee Corporation ("Seabee") on August 31, 1995. Sales were approximately 7% higher without the $2,306,000 of sales contributed by Seabee in September.

Net income, also a third quarter record, was $9,415,000, up 22.1% compared to $7,710,000 last year. The resulting earnings per share of $0.56 were up 21.7% compared to $0.46 in 1994. Improvements in both gross margin and selling, general and administrative (SG&A) spending as a percent of sales combined with a substantial gain in interest income to improve net income. The Seabee acquisition made a nominal contribution to net income for the quarter.

Gross profit as a percent of sales increased to 38.2% from 37.5% in the same period last year. The increase was attributable to operating efficiencies on higher volumes and the continued positive impact of our new South Carolina facility. SG&A expenses as a percent of sales were 12.3%, down from 13.1% last year. The percentage improvement generally relates from increased sales volume as the actual SG&A costs incurred increased slightly from $6,608,000 last year to $6,901,000 this year.

Interest income was $695,000, up $522,000 over last year's $173,000. The increase in interest income is the result of much larger cash and securities balances. The effective tax rate of 38.2% for the third quarter was essentially unchanged compared to 38.0% last year.


Nine Months 1995 to 1994

Sales for the first nine months of 1995 were $169,112,000, an increase of 10.9% over last year's $152,436,000. Year to date net income was $28,166,000, a gain of 22.9% over the 1994 net income of $22,925,000 (before the mandated accounting change for FASB 112). Earnings per share were up 22.6% to $1.68 versus $1.37 before accounting changes last year.

Liquidity and Capital Resources

Working capital was $88,806,000 at the end of the third quarter reflecting a current ratio of 2.8 compared to $85,886,000 at year end with a current ratio of 3.1. The decrease in the working capital ratio results primarily from acquisition spending of $23,512,000 during the year. The increase in working capital in absolute dollars of $2,920,000 is primarily the result of operating cash flow and cash generated by the sale of the surplus building and substantially all of the assets of the automotive division (both in the second quarter) offset by dividends, net capital expenditures and acquisitions.

Total debt remained at $8,000,000 consisting of long-term debt Industrial Revenue Bonds (IRB) issued at favorable interest rates which we do not anticipate paying ahead of schedule. Cash and securities of $42,180,000 exceeded the $8,000,000 IRB debt by $34,180,000 compared to $31,667,000 at year end for an increase of $2,513,000.

Cash generation from operating activities was $31,474,000 for the three quarters of 1995 compared to $27,390,000 in 1994. The increase of $4,084,000 is primarily attributable to the increase in net income.

Management expects that the Company's planned capital requirements for the remainder of 1995, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.


Outlook

The Company's backlog of unfilled orders increased once again to $98,061,000 compared to $91,728,000 in the prior quarter and $88,360,000 at year end. The acquisition of Seabee, which operates on a short lead-time basis, added approximately $3,500,000 to the gain while Kaydon's other businesses increased approximately $2,800,000. The increase occurred on top of record shipments. Given the Company's year to date results and its perception that current business conditions remain strong through at least 1995, the Company is expecting a good year end finish. It should be noted, however, that on November 5, 1995 the hourly workforce at the Baltimore facility voted to strike. The Company does not anticipate this having a material impact on fourth quarter earnings.

Part II
                               OTHER INFORMATION


Item 5.          Other Information

                 Brian P. Campbell was appointed to Kaydon's Board of Directors to fill the position of the late Norton Stevens who passed away in May. Mr. Campbell is the President and Director of TriMas Corporation which he founded in 1986. TriMas is a leading diversified manufacturer of proprietary, leadership products for commercial, industrial and consumer markets.

                 On November 5, 1995 the members of the International Association of Machinists and Aerospace Workers at the Baltimore, Maryland plant voted to strike. The Company does not anticipate a material impact on earnings in the fourth quarter as a result of the strike.


Item 6.          Exhibits and Reports on Form 8-K


       A.        Exhibit No.      Description                                                         Page No.
                 -----------      -----------                                                         --------
                     (11)         Schedule setting forth computation of earnings                        E-1
                                  per common share for the nine months ended
                                  September 30, 1995 and October 1, 1994.

                     (27)         Financial Data Schedule (for SEC use only)

       B.        Reports on Form 8-K


                 On September 6, 1995 the Company filed a Form 8-K to announce the agreement to obtain the stock of Seabee Corporation located in Hampton, Iowa. Seabee Corporation has been the premier manufacturer of large hydraulic cylinders customized for specific applications on construction and safety equipment since 1977. It is also a supplier of alloy steel castings to a broad assortment of industries. Annual sales in 1995 are expected to be over $20 million, however only the last four months of 1995 will be included in Kaydon results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KAYDON CORPORATION



November 10, 1995                                /s/ Lawrence J. Cawley
                                                -----------------------------
                                                Lawrence J. Cawley
                                                (Chief Executive Officer)





November 10, 1995                                /s/ Thomas C. Sorrells III
                                                -----------------------------
                                                Thomas C. Sorrells III
                                                (Corporate Controller)