Form 10-K405
period 1995-12-31
KAYDON CORP
filed 1996-03-22
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             ---------------------

                                  FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                 For the fiscal year ended  DECEMBER 31, 1995
                                            -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
                        Commission file number  0-12640
                                                -------

                               KAYDON CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           13-3186040
(State or other jurisdiction of                          (IRS Employer ID No.)
incorporation or organization)

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

                            Yes   X       No
                                -----        -----

Based on the closing sales price of March 12, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $538,035,307.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 16,428,559 as of March 12, 1996.


DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

   KAYDON CORPORATION 1995 ANNUAL REPORT TO STOCKHOLDERS - PARTS I, II AND IV

                 KAYDON CORPORATION PROXY STATEMENT - PART III

                          KAYDON CORPORATION FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                     INDEX

Part I                                                                                            Page No.
------                                                                                          ------------
  Item 1.        Business                                                                          1 - 9

  Item 2.        Properties                                                                       10 - 12

  Item 3.        Legal Proceedings                                                                12 - 13

  Item 4.        Submission of Matters to Vote of Security Holders                                     13

Part II
-------
  Item 5.        Market for the Registrant's Common Equity &
                          Related Stockholder Matters                                                 14

  Item 6.        Selected Financial Data                                                              15

  Item 7.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                         15

  Item 8.        Financial Statements and Supplementary Data                                          15

  Item 9.        Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                      15

Part III
--------
  Item 10.       Directors and Executive Officers of the Registrant                                   16

  Item 11.       Executive Compensation                                                               17

  Item 12.       Security Ownership of Certain Beneficial Owners
                          and Management                                                              17

  Item 13.       Certain Relationships and Related Transactions                                       17

Part IV
-------
  Item 14.       Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K

                 (a)      1.      Financial Statements                                                18
                          2.      Financial Statement Schedules                                       18
                          3.      Reference to Exhibits                                               19

                 (b)      Reports on Form 8-K                                                         19

                 Signatures                                                                           20

                 (c)      1.      Exhibit Index                                                   21 - 23
                          2.      Exhibits                                                        24 - 26


                                     PART I

Item 1.  BUSINESS

         a.      General Development of Business


         Kaydon Corporation (the "Company" or "Kaydon") was formed in October 1983. The company has acquired the following operations from 1986 through 1990:

                 Kaydon Ring & Seal, Inc.          6/30/86
                 Spirolox                          7/17/87
                 Electro-Tec Corp.                 6/23/89
                 I.D.M. Electronics Ltd.           6/23/89

         Kaydon has made the following acquisitions and dispositions in the past five years:

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

         Cooper Bearings Ltd. is a holding company consisting of the following operating subsidiaries, all of which are manufacturers or distributors of complete bearings and related components parts:

                                                                    COUNTRY OF
                           SUBSIDIARY                               INCORPORATION
---------------------------------------------------------           -------------
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

         On January 31, 1995, the Company, through its wholly owned subsidiary, I.D.M. Electronics Ltd. ("I.D.M."), purchased the assets of D J Molding for $759,000. I.D.M. moved the assets to its plant in Reading, England after the purchase.

         On May 1, 1995, Kaydon Corporation sold the majority of its automotive operation assets. The net sale proceeds of $3,476,000 approximated the book value of the assets sold. The Company and the buyer also entered into an operating lease for the facility in which the business was located. The sales of the automotive business were less than 4% of the consolidated net sales for each of 1995, 1994 and 1993 with an operating income contribution percentage lower than the rest of the Company. In addition, on May 17, 1995, Kaydon Corporation sold the surplus building resulting from the 1993 plant consolidation. The net sales proceeds of $1,789,000 approximated book value.

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

         b. and c.                Financial Information About Industry Segments
                                  and Narrative Description of Business

         The Company designs, manufactures and sells custom-engineered products for a broad and diverse customer base. The Company's principal products include antifriction bearings, bearing systems and components, filters and filter housings, specialty retaining rings, specialty balls, custom rings, shaft seals, hydraulic cylinders, metal castings and various types of slip-rings. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications.

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

         Seabee Corporation, a wholly owned subsidiary of Kaydon Corporation, manufactures large hydraulic cylinders and alloy steel castings. The products are primarily used in heavy industrial equipment.

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

Customers

         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1995, 1994 and 1993, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four major market groups:
Aerospace and Military Equipment, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1995, 1994 and 1993 are set forth in the following table:


                        Net Sales by Major Market Groups
                                 (in thousands)


                                       1995                         1994                         1993
                                Amount          %            Amount           %          Amount           %
  Aerospace and Military       $ 37,921        16.5         $ 39,625        19.4        $ 40,838         22.2
  Equipment

  Replacement Parts and          88,586        38.5           78,675        38.4          68,624         37.3
  Exports

  Special Industrial             63,980        27.8           60,603        29.6          52,091         28.3
  Machinery

  Heavy Industrial               39,437        17.2           25,792        12.6          22,507         12.2
  Equipment

       Total                   $229,924       100.0%        $204,695       100.0%       $184,060        100.0%
                                =======       =====          =======       =====         =======        =====


         Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $20,040,000 in 1995, $17,184,000 in 1994, and
$10,979,000 in 1993, with most of such sales concentrated in Canada, Europe and Japan.

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

Manufacturing

         Kaydon manufactures virtually all of the products it sells and utilizes subcontractors only for occasional specialized services. Kaydon's products require sophisticated processes and equipment, and many of its products incorporate unique Kaydon-developed production techniques. Certain satellite and aircraft-type bearing products must meet extraordinary mechanical tolerances (for example, within 20 millionths of an inch) and some products such as slip-rings are assembled in quality-controlled "white room" conditions. Nearly all of Kaydon's products require high levels of incoming quality control and process quality control. The manufacturing equipment required for Kaydon's operations entails a very high level of capital investment for any given level of sales.

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

Environmental Matters

         Reference is made to "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1995 Annual Report to Stockholders which is incorporated herein by reference.

Employees

         On December 31, 1995, Kaydon employed 2,015 employees. Hourly employees at the Muskegon facilities (including Norton Shores) are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 1997. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until November 8, 1998. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until February 2, 1996. Dexter hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, UAW, with the current collective bargaining agreement effective until November 1, 1996. The remaining domestic factory employees, as well as all office employees, are non-union.

         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its levels of total compensation are equal to or better than comparable companies in communities adjacent to each facility.

Backlog

         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $101,852,000 at December 31, 1995 and $88,360,000 at December 31, 1994. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

         d.      Information About International Operations


         Information with respect to operations by geographic area appears in
Note 17, "Business Segment Information" of the Notes to Consolidated Financial Statements set forth on page 31 of the Annual Report to Stockholders, which is incorporated herein by reference. Fluctuating exchange rates and factors beyond the control of the Company, such as tariffs and foreign economic policies, may affect future results of foreign operations.

Item 2.  PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1995 and indicates whether the property is owned or leased:


              Location                       Activity                           Sq. Ft.         Owned or
                                                                                                 Leased
  Clearwater, FL                    Corporate Headquarters                           9,383       Leased

  Muskegon, MI                      Engineering Laboratory                         232,250        Owned
  (Norton Shores)                   Manufacturing Facility

  Muskegon, MI                      Rental Property                                162,476        Owned
  (Norton Shores)

  Newaygo, MI                       Rental Property                                 16,800        Owned

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

  Hampton, IA                       Manufacturing Facility                         298,380        Owned

  Hampton, IA                       Manufacturing Facility                          67,968        Owned

  Krefeld, Germany                  Warehouse                                       10,032       Leased

  King's Lynn, England              Manufacturing Facility                         153,000        Owned

                                    Manufacturing Facility                          26,000       Leased
  Reading, England

  Monterrey, NL, Mexico             Manufacturing Facility                          32,000        Owned

         Kaydon owns the manufacturing facility and the leased building located in Muskegon (Norton Shores), the leased building located in Newaygo, the manufacturing facilities located in Dexter, Sumter, Greeneville, LaGrange, Baltimore, Blacksburg, Hampton, Monterrey, Mexico, and King's Lynn, England and the warehouse facility in Virginia Beach. Kaydon operates at two sites in Sumter, one site is owned and the other is leased (under a capitalized lease) in connection with a $4,000,000 Industrial Revenue Bond financing for a term expiring April 1, 1997, with an option to purchase the property during the pendency of the lease and an obligation to purchase the property for nominal consideration upon its expiration. The St. Louis property is leased for a term expiring July 31, 1997. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased for a term expiring September 30, 1996. The Corporate office located in Clearwater, Florida is leased for a term expiring January 31, 1999.

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

         Cooper Roller Bearings Company Limited                December 16, 1991
            (a United Kingdom corporation)

         Cooper Split Roller Bearings Corporation              December 16, 1991
            (a Virginia corporation)

         Cooper Geteilte Rollenlager GmbH                      December 16, 1991
            (a Germany corporation)

         Industrial Tectonics Inc                              January 28, 1994
            (a Delaware corporation)

         Kaydon Acquisition Corp. V                            October 4, 1993
         d/b/a Seabee Corporation
            (a Delaware corporation)




Item 3.  LEGAL PROCEEDINGS

         The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. If Keene Corporation's current plan of reorganization is approved by the bankruptcy court, the lawsuits filed in 1993 would be permanently stayed and replaced by the creditors' committee complaint. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
         MATTERS


         a. and c.        Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in the "Quarterly Results of Operations" on page 30 of Kaydon's 1995 Annual Report to Stockholders, which is incorporated herein by reference. During 1992, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. Kaydon's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol KDN. Kaydon declared cash dividends during 1995, 1994 and 1993 as follows (on a per-share basis):


                                         1995                       1994                       1993
  March                                  $0.11                     $0.10                      $0.09

  June                                    0.11                      0.10                       0.09

  September                               0.11                      0.10                       0.09

  December                                0.12                      0.11                       0.10


Effective with the cash dividend declared in December 1995 and paid in January 1996, Kaydon adopted a plan which calls for quarterly cash dividends of $0.12 per share. This recent increase in the dividend amount reflects Kaydon management's continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.



         b.               Holders

         The number of common equity security holders is as follows:

                                                                                Number of Holders
                                                                                    of Record
Title of Class                                                               As of December 31, 1995
-------------------------------------------------------                      -----------------------
Common Stock, par value $0.10 per share                                               1,487

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 14 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1995 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "To Our Stockholders" on pages 2 and 3 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements and related notes included on pages 18 through 31 of Kaydon's 1995 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:


      Name and Age of                                          Data Pertaining to
     Executive Officer                                         Executive Officers
  Lawrence J. Cawley (61)                    Chief Executive Officer, Chief Financial Officer and
                                             Chairman of the Board. Mr. Cawley was appointed as
                                             President and Chief Executive Officer of Kaydon Corporation
                                             in 1987 and relinquished the position of President in
                                             September 1989, at which time he was appointed Chairman of the Board. Effective January of 1992, Mr. Cawley was
                                             appointed Chief Financial Officer.  He was President of the
                                             Bearings Division of Kaydon Corporation from 1985 to 1987.

  Stephen K. Clough (42)                     President and Chief Operating Officer. Mr. Clough was
                                             appointed President and Chief Operating Officer of Kaydon
                                             Corporation and was elected to the Board of Directors in
                                             September 1989. He had been Vice President and General
                                             Manager of Kaydon's Bearings Division since 1987, after
                                             having joined Kaydon as Vice President of its Automotive
                                             operation in April 1986.

  John F. Brocci (53)                        Vice President of Administration and Secretary.  Mr. Brocci
                                             has been Vice President of Administration since joining
                                             Kaydon in March, 1989.  He was appointed Secretary in
                                             April, 1992.  Prior to joining Kaydon, he was the
                                             Operations Manager for the Sealed Power Division of SPX
                                             Corporation.

Item 11.         EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         a.      1.       Financial Statements

                 The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1995 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                                        Page Number in
                                                                                        Annual Report
                                                                                        to Stockholders
                                                                                        ---------------
                    Report of Independent Public Accountants                                  17

                    Consolidated Balance Sheets
                    as of December 31, 1995 and 1994                                          18

                    Consolidated Statements of Income
                    for the years ended December 31, 1995, 1994 and 1993                      19

                    Consolidated Statements of Stockholders' Investment
                    for the years ended December 31, 1995, 1994 and 1993                      20

                    Consolidated Statements of Cash Flows
                    for the years ended December 31, 1995, 1994 and 1993                      21

                    Notes to Consolidated Financial Statements                                22 - 31


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

                 3.       Reference to Exhibits

                 Reference is made to the Exhibit Index which is found on pages 21 through 23 of this Form 10-K.



         b.      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the fourth quarter of 1995.

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

                               KAYDON CORPORATION
                               ------------------------------------------------
                               Registrant


Date:  March 22, 1996      By: /s/Lawrence J. Cawley
                               -------------------------------------------------
                               Chief Executive Officer & Chief Financial Officer


Date:  March 22, 1996      By: /s/Stephen K. Clough
                               -------------------------------------------------
                               President and Chief Operating Officer


Date:  March 22, 1996      By: /s/Thomas C. Sorrells III
                               -------------------------------------------------
                               Corporate Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/Glenn W. Bailey
         -----------------------------------------------------------
         Glenn W. Bailey - Director                                          March 22, 1996

         /s/Gerald J. Breen
         -----------------------------------------------------------
         Gerald J. Breen - Director                                          March 22, 1996

         /s/Brian P. Campbell
         -----------------------------------------------------------
         Brian P. Campbell - Director                                        March 22, 1996

         /s/Lawrence J. Cawley
         -----------------------------------------------------------
         Lawrence J. Cawley - Chairman                                       March 22, 1996

         /s/Stephen K. Clough
         -----------------------------------------------------------
         Stephen K. Clough - Director                                        March 22, 1996

         /s/John H.F. Haskell, Jr.
         -----------------------------------------------------------
         John H.F. Haskell, Jr. - Director                                   March 22, 1996

                       c.      1.       Exhibits Index

  EXHIBIT          DESCRIPTION                                                    INCORPORATED BY REFERENCE TO
  -------          -----------                                                    ----------------------------
  2.1              Stock and Asset Purchase Agreement between                     Exhibit 2 to Kaydon's Registration Statement
                   Kaydon Acquisition, Inc. (now Kaydon Ring                      on Form 8-K filed on July 15, 1986, as amended
                   and Seal, Inc.) and Koppers Company, Inc.,                     by the Registration Statement filed on Form
                   dated June 26, 1986.                                           8-K on September 30, 1986 (SEC File
                                                                                  No. 0-12640).


  2.2              Agreement of Purchase and Sale between                         Exhibit 2 to Kaydon's Annual Report on Form
                   Kaydon Corporation and TRW Automotive                          10-K for the year ended December 31, 1987 (SEC
                   Products, Inc., dated as of June 29, 1987.                     File No. 0-12640).


  2.3              Stock Purchase Agreement among Kaydon                          Exhibit 2 to Kaydon's Registration Statement
                   Corporation, Kaydon Acquisition Corp. III,                     on Form 8-K filed on July 7, 1989, as amended
                   Kaydon Acquisition Corp. IV, KDI Holdings,                     by the Registration Statement filed on Form
                   Inc. and KDI Corporation.                                      8-K on November 3, 1989 and Registration
                                                                                  Statement filed on Form 8-K on March 27, 1990
                                                                                  (SEC File No. 0-12640).


  2.4              Stock Purchase Agreement among Kaydon                          Exhibit 2 to Kaydon's Registration Statement
                   Corporation, Kaydon Acquisition Corp. U.K.                     on Form 8-K filed on December 31, 1991, as
                   Limited, Murray Ventures PLC and others                        amended by the Registration Statement filed on
                   and William Terence Blaney and others.                         Form 8-K on February 28, 1992 (SEC File
                                                                                  No. 0-12640).


  2.5              Asset Purchase Agreement among Kaydon                          Exhibit 2 to Kaydon's Annual Report on Form
                   Corporation, Industrial Tectonics Inc and                      10-K for the year ended December 31, 1994 (SEC
                   Axel Johnson, Inc. dated January 28, 1994.                     File No. 0-12640).

  2.6              Stock Purchase Agreement among Kaydon
                   Acquisition Corp. V and the shareholders of Seabee Corporation.

  3.1              Certificate of Incorporation of the                            Exhibit 3 to Kaydon's Registration Statement
                   Registrant, dated October 21, 1983.                            on Form S-1 (No. 2-89399).


  3.2              Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Incorporation of the                            on Form S-1 (No. 2-89399).
                   Registrant, dated November 23, 1983.

  3.3              Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Incorporation of the                            on Form S-1 (No. 2-89399).
                   Registrant, dated February 6, 1984.

  3.4              Certificate of Correction to the                               Exhibit 3 to Kaydon's Registration Statement
                   Certificate of Amendment to the                                on Form S-1 (No. 2-89399).
                   Certificate of Incorporation of the
                   Registrant, dated February 17, 1984.


EXHIBIT          DESCRIPTION                                                    INCORPORATED BY REFERENCE TO
-------          -----------                                                    ----------------------------

3.5              Form of Restated Certificate of                                Exhibit 3 to Kaydon's Registration Statement
                 Incorporation of the Registrant, dated                         on Form S-1 (No. 2-89399).
                 March 1984.

3.6              Amendment to Certificate of Incorporation                      Exhibit 3 to Kaydon's Annual Report on
                 of the Registrant, dated February 24,                          Form 10-K for the year ended December 31, 1987
                 1987.                                                          (SEC File No. 0-12640).

3.7              Bylaws of the Registrant, as adopted on                        Exhibit 3 to Kaydon's Registration Statement
                 October 27, 1983.                                              on Form S-1 (No. 2-89399).


3.8              Amended Bylaws of the Registrant, as                           Exhibit 3 to Kaydon's Annual Report on
                 adopted on February 19, 1986.                                  Form 10-K for the year ended December 31, 1985
                                                                                (SEC File No. 0-12640).


3.9              Amendment to the Bylaws of the Registrant,                     Exhibit 3 to Kaydon's Annual Report on
                 dated as of September 19, 1989.                                Form 10-K for the year ended December 31, 1989
                                                                                (SEC File No. 0-12640).

3.10             Certificate of Amendment to the                                Exhibit 3 to Kaydon's Quarterly Report on
                 Certificate of Incorporation of the                            Form 10-Q for the quarter ended March 28, 1992
                 Registrant, dated April 27, 1992.                              (SEC File No. 0-12640).


4.1              Form of Stock Certificate for Kaydon                           Exhibit 3 to Kaydon's Registration Statement
                 Common Stock.                                                  on Form S-1 (No. 2-89399).


4.2              Shareholders Rights Plan dated June 21,                        Exhibit 1 to Kaydon's Registration of Certain
                 1995.                                                          Classes of Securities on Form 8-A filed June
                                                                                28, 1995 (SEC File
                                                                                No. 0-12640).


10.1             Amended and Restated Revolving Credit and                      Exhibit 4 to Kaydon's Annual Report on
                 Term Loan Agreement, dated March 14, 1990.                     Form 10-K for the year ended December 31, 1990
                                                                                (SEC File No. 0-12640).



10.2             First Amendment to the Amended and                             Exhibit 4 to Kaydon's Annual Report on
                 Restated Revolving Credit and Term Loan                        Form 10-K for the year ended December 31, 1991
                 Agreement, dated February 22, 1991.                            (SEC File No. 0-12640).



10.3             Second Amendment to the Amended and                            Exhibit 4.1 to Kaydon's Annual Report on
                 Restated Revolving Credit and Term Loan                        Form 10-K for the year ended December 31, 1994
                 Agreement, dated February 28, 1994.                            (SEC File No. 0-12640).


10.4             Third Amendment to the Amended and                             Exhibit 4.2 to Kaydon's Annual Report on
                 Restated Revolving Credit and Term Loan                        Form 10-K for the year ended December 31, 1994
                 Agreement, dated March 29, 1994.                               (SEC File No. 0-12640).

EXHIBIT                         DESCRIPTION                                            INCORPORATED BY REFERENCE TO

10.5             Letter, dated March 22, 1984, whereby the                      Exhibit 4 to Kaydon's Registration Statement
                 Registrant undertakes to furnish to the                        on Form S-1 (No. 2-89399).
                 Securities and Exchange Commission, upon
                 request, a copy of certain instruments as
                 provided in Item 601(b)(4)(iii)(A) of
                 Regulation S-K.


10.6             Kaydon Corporation Employee Stock                              Exhibit 10.1 to Kaydon's Annual Report on
                 Ownership and Thrift Plan as amended and                       Form 10-K for the year ended
                 restated December 14, 1994 effective                           December 31, 1994
                 January 1, 1989.                                               (SEC File No. 0-12640).


10.7             Management Incentive Compensation Plan.                        Exhibit 10 to Kaydon's Registration Statement
                                                                                on Form S-1 (No. 2-89399).


10.8             Electro-Tec Corporation Employee                               Exhibit 10.2 to Kaydon's Annual Report on
                 Retirement Benefit Plan as amended and                         Form 10-K for the year ended
                 restated December 14, 1994 effective July                      December 31, 1994
                 1, 1989.                                                       (SEC File No. 0-12640)


10.9             Kaydon Corporation 1993 Stock Option Plan.                     Exhibit A to Kaydon's Proxy Statement dated
                                                                                March 10, 1993.

10.10            Kaydon Corporation 1993 Non-Employee                           Exhibit B to Kaydon's Proxy Statement dated
                 Directors Stock Option Plan.                                   March 10, 1993.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.11            Kaydon Corporation Supplemental Executive
                 Retirement Plan.

10.12            Change in Control Compensation Agreements
                 Versions A & B.


11               Schedule of Computation of Net Income Per
                 Share.

13               Financial Section of Annual Report to
                 Stockholders.

21               Subsidiaries of Registrant.

23               Consent of Independent Public Accountants.

27               Financial Data Schedule (for SEC use only)