Form 10-Q
period 1996-03-30
KAYDON CORP
filed 1996-05-08
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                        ---------------------------------

                                   FORM 10-Q




  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 30, 1996                     Commission File No. 0-12640
- --------------------------------                     ---------------------------



                               KAYDON CORPORATION
                               ------------------


   A Delaware Corporation                   IRS Employer ID No. 13-3186040
   -----------------------------------------------------------------------

19345 US 19 North, Clearwater, FL  34624               Phone: 813/531-1101
- -------------------------------------------------------------------------------





Kaydon Corporation:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                             Yes  X  No
                                ----   ----

(2)  has been subject to such filing requirements for the past 90 days.

                             Yes  X  No
                                ----   ----


Common Stock Outstanding at May 1, 1996 - 16,501,115 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 30, 1996


                                     INDEX

- -------------------------------------------------------------------------------
                                                                      Page No.
                                                                      --------

Part I - Financial Information:


      Consolidated Condensed Balance Sheets -
      March 30, 1996 and December 31, 1995                                 1

      Consolidated Condensed Statements of Income -
      Three Months Ended March 30, 1996 and April 1, 1995                  2

      Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 30, 1996 and April 1, 1995                  3

      Notes to Consolidated Condensed Financial
      Statements                                                         4 - 5

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      6 - 7



Part II - Other Information:

      Item 2. - Changes in Securities                                      8

      Item 4. - Submission of Matters to a Vote of Security Holders        8

      Item 5. - Other Information                                          9

      Item 6. - Exhibits and Reports on Form 8-K                           9


      Signatures                                                          10


Exhibits                                                               E-1 - E-2

                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
- -------------------------------------------------------------------------------




                                             March 30, 1996    December 31, 1995
                                             ---------------   -----------------
                                              (Unaudited)

Assets:
- -------
Cash and cash equivalents                    $ 25,730,000       $  4,808,000
Marketable securities                          23,844,000         42,351,000
Accounts receivable, net                       38,756,000         30,186,000
Inventories                                    52,539,000         50,145,000
Other current assets                            8,878,000          7,964,000
                                             -------------------------------
Total current assets                          149,747,000        135,454,000


Plant and equipment, net                       75,378,000         72,345,000
Cost in excess of net tangible
 assets of purchased businesses, net           50,696,000         49,909,000
Other assets                                   11,401,000          9,967,000
                                             -------------------------------
Total assets                                 $287,222,000       $267,675,000
                                             ===============================


Liabilities and Stockholders' Investment:
- ----------------------------------------
Accounts payable                             $ 11,056,000       $  8,877,000
Accrued expenses                               34,683,000         33,119,000
Federal income tax payable                      7,430,000          2,051,000
                                             -------------------------------
Total current liabilities                      53,169,000         44,047,000


Other long-term liabilities                    27,972,000         27,723,000
Long-term debt                                  8,000,000          8,000,000
Stockholders' investment                      198,081,000        187,905,000
                                             -------------------------------
Total liabilities and
  stockholders' investment                   $287,222,000       $267,675,000
                                             ===============================



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
- -------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED

                                                       March 30, 1996     April 1, 1995
                                                       --------------     -------------

        Net Sales                                      $73,395,000        $55,465,000


        Gross Profit                                    28,736,000         21,031,000


        Operating Income                                19,340,000         14,059,000

        Interest Income, net                               499,000            528,000
                                                       -----------        -----------

        Income Before Income Taxes                      19,839,000         14,587,000

        Provision for Income Taxes                       7,559,000          5,551,000
                                                       -----------        -----------


        Net Income                                     $12,280,000        $ 9,036,000
                                                       ===========        ===========


        Weighted Average Common Shares                  16,505,000         16,730,000


        Earnings Per Share                             $      0.74        $      0.54





See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED


                                                          March 30, 1996       April 1, 1995
                                                          --------------       -------------
Cash flows from operating activities                       $16,286,000          $12,606,000
                                                           -----------          -----------
Cash flows from investing activities:
   Purchases of marketable securities                      (23,267,000)          (4,305,000)
   Maturities of marketable securities                      41,774,000                    0
   Capital expenditures, net                                (1,601,000)          (1,998,000)
   Acquisition of businesses, net of cash acquired         (10,782,000)            (759,000)
                                                           -----------          -----------
   Cash provided by (used in) investing activities           6,124,000           (7,062,000)
                                                           -----------          -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                    1,370,000              744,000
   Dividends paid                                           (1,964,000)          (1,831,000)
   Purchase of treasury stock                                 (290,000)            (288,000)
   Payment of short term debt                                 (349,000)                   0
                                                           -----------          -----------
   Cash used in financing activities                        (1,233,000)          (1,375,000)
                                                           -----------          -----------
Effect of exchange rate changes on cash
   and cash equivalents                                       (255,000)             (65,000)
                                                           -----------          -----------
Net increase (decrease) in cash and cash
   equivalents                                              20,922,000            4,104,000

Cash and cash equivalents - Beginning of period              4,808,000           28,575,000
                                                           -----------          -----------
Cash and cash equivalents - End of period                  $25,730,000          $32,679,000
                                                           ===========          ===========
Cash expended for income taxes                             $ 2,155,000          $ 2,084,000
                                                           ===========          ===========
Cash expended for interest                                 $   117,000          $    25,000
                                                           ===========          ===========



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------




(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.


(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 30, 1996 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.


(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:



                            Mar 30, 1996    Dec 31, 1995
                            ------------    ------------
      Raw Material          $14,825,000     $13,764,000
      Work in Process        17,160,000      13,040,000
      Finished Goods         20,554,000      23,341,000
                            -----------     -----------
                            $52,539,000     $50,145,000
                            ===========     ===========



(4) The Company, together with other companies, certain former officers, and certain current and former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. If Keene Corporation's current plan of reorganization is approved by the bankruptcy court, the lawsuits filed in 1993 would be permanently stayed and replaced by the creditors' committee complaint. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

     Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $73,395,000 in the first quarter 1996, up 32.3% from $55,465,000 in the first quarter last year. The increase was attributable to strong growth in our base operations as well as contributions made by our new fluid power division. This division began last September with the acquisition of Seabee Corporation and continued with the acquisition of Victor Fluid Power Co. and Benton Harbor Engineering Co., Inc. in February of this year.

Net income, also a record, was $12,280,000, a 35.9% increase over $9,036,000 last year. The increase was primarily attributable to increased sales and improvements in operating margin in our base operations. The resulting earnings per share of $0.74 were up 37.0% compared to $0.54 in 1995.

Gross profit as a percent of sales increased to 39.2% from 37.9% in the first quarter of last year. Although the increase was attributable to most operations, the Bearings division showed significant gains resulting from the plant consolidation which took place last year.

Selling and administrative expenses were 12.8% of sales, essentially flat, in percentage terms, with the 12.6% in the same period last year.

The effective tax rate of 38.1% during the first quarter of 1996 was comparable with the 1995 annual effective rate of 38.2%.


Liquidity and Capital Resources

Working capital was $96,578,000 at the end of the first quarter reflecting a current ratio of 2.8 compared to $91,407,000 at year end with a current ratio of 3.1. The increase in the actual working capital was primarily attributable to operating cash flow during the quarter offset by dividends, capital expenditures and the business acquisition. The decrease in the working capital ratio resulted primarily from the acquisition.

Total debt remained at $8,000,000 consisting of long-term debt Industrial Revenue Bonds (IRB) issued at favorable interest rates which we do not anticipate paying ahead of schedule. Cash and securities of $49,574,000 exceeded the $8,000,000 IRB debt by $41,574,000 compared to $39,159,000 at year end for an increase of $2,415,000. This increase is net of the $10,782,000 spent on the acquisition during the quarter.

Cash generation from operating activities was $16,286,000, up 29.2% from $12,606,000 in the first quarter of 1995. The increase is a direct reflection of the increase in net income.

Management expects that the Company's planned capital requirements for the remainder of 1996, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.


Outlook

The Company's backlog of unfilled orders increased once again to $119,933,000 compared to $101,852,000 at year end and $90,161,000 this time last year. The acquisition added approximately $7,000,000 during the quarter. The backlog in our other operations grew approximately $11,037,000 in a quarter of record shipments. Assuming economic conditions in our market continue at a favorable pace, the Company expects to report both a good second quarter and full year 1996.

Part II
                               OTHER INFORMATION


Item 2. Changes in Securities

        On May 3, 1996, the Company's Certificate of Incorporation were amended to increase the authorized number of shares of common stock from 48 million to 98 million shares. As discussed in Item 4, the amendment was authorized at the annual meeting of shareholders on April 24, 1996. Except for the increase in the number of authorized shares of common stock, the amendment does not change any of the other provisions of the Company's Certificate of Incorporation. The additional shares of common stock authorized by the amendment have the same rights and privileges as the shares of common stock previously authorized and outstanding.


Item 4. Submission of Matters to a Vote of Security Holders

        The twelfth Annual Stockholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 24, 1996. Represented at this meeting in person or by proxy were 12,664,386 shares of Kaydon common stock, representing 77% of the total outstanding as of the February 23, 1996 record date.

        The stockholders elected Gerald J. Breen, Brian P. Campbell,
        Lawrence J. Cawley, Stephen K. Clough and John H.F. Haskell, Jr. to serve as Directors until the 1997 Annual Meeting. The results of the votes are as follow:



                   Election of Directors      For     Withhold
                   ---------------------  ----------  --------

                       G. Breen           12,434,220  230,166
                       B. Campbell        12,434,520  229,866
                       L. Cawley          12,435,670  228,716
                       S. Clough          12,438,748  225,638
                       J. Haskell         12,435,466  228,920


        In addition, the stockholders approved an increase in the number of authorized common shares from 48 million to 98 million shares. The results of the vote to increase the number of authorized common shares are as follows:


                            For          9,591,580
                            Against      3,023,303
                            Abstain         49,503
                                        ----------
                                        12,664,386
                                        ==========



        There was no other official business to come before the meeting.

Item 5. Other Information

        Effective February 1, 1996, the Company acquired the assets of Victor Fluid Power Co. and Benton Harbor Engineering Co., Inc. Both companies manufacture hydraulic cylinders and an assortment of fluid control devices. The product lines are similar to those of our September 1995 acquisition, Seabee Corporation, but have limited overlap. They specialize in very large, unusual cylinders which are difficult to manufacture and require a great deal of engineering expertise to design.




Item 6.  Exhibits and Reports on Form 8-K


    A.   Exhibit No.  Description                                    Page No.
         -----------  -----------                                    --------

             (3)      Certificate of Amendment to the Certificate      E-1
                      of Incorporation of Kaydon Corporation.

            (11)      Schedule setting forth computation of earnings   E-2
                      per  common share for the three months ended
                      March 30, 1996 and April 1, 1995.

            (27)      Financial Data Schedule (for SEC use only)

     B.  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            KAYDON CORPORATION




May 8, 1996                 /s/ Lawrence J. Cawley
                            --------------------------------------
                            Lawrence J. Cawley
                            (Chief Executive Officer & Chief Financial Officer)





May 8, 1996                 /s/ Stephen K. Clough
                            --------------------------------------
                            Stephen K. Clough
                            (President & Chief Operating Officer)