Form 10-Q
period 1996-06-29
KAYDON CORP
filed 1996-08-02
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                       ----------------------------------

                                   FORM 10-Q



     [X]               Quarterly Report Pursuant to Section 13 or
                       15(d) of the Securities Exchange Act of 1934

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 29, 1996                     Commission File No. 0-12640
- -------------------------------                     ---------------------------



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


Common Stock Outstanding at July 26, 1996 - 16,535,273 shares, $0.10 par value.

                        KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 29, 1996


                                     INDEX
- -------------------------------------------------------------------------------

                                                                     Page No.
                                                                     --------

Part I - Financial Information:


        Consolidated Condensed Balance Sheets -
        June 29, 1996 and December 31, 1995                                 1

        Consolidated Condensed Statements of Income -
        Three Months and Six Months Ended June 29, 1996
        and July 1, 1995                                                    2

        Consolidated Condensed Statements of Cash Flows -
        Six Months Ended June 29, 1996 and July 1, 1995                     3

        Notes to Consolidated Condensed Financial
        Statements                                                      4 - 5

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   6 - 7



Part II - Other Information:


        Item 5. - Other Information                                         8

        Item 6. - Exhibits and Reports on Form 8-K                          8


        Signatures                                                          9


Exhibits                                                                  E-1

                              KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS





                                              June 29, 1996                  December 31, 1995
                                              ------------------             ------------------
                                              (Unaudited)
Assets:
Cash and cash equivalents                       $ 24,652,000                    $  4,808,000
Marketable securities                             30,679,000                      42,351,000
Accounts receivable, net                          40,813,000                      30,186,000
Inventories                                       53,200,000                      50,145,000
Other current assets                               9,708,000                       7,964,000
                                                ------------                    ------------

Total current assets                             159,052,000                     135,454,000


Plant and equipment, net                          74,836,000                      72,345,000
Cost in excess of net tangible
 assets of purchased businesses, net              50,532,000                      49,909,000
Other assets                                      11,330,000                       9,967,000
                                                ------------                    ------------

Total assets                                    $295,750,000                    $267,675,000
                                                ============                    ============



Liabilities and Stockholders' Investment:
Current portion - long term debt                $  4,000,000                    $          0
Accounts payable                                  10,971,000                       8,877,000
Accrued expenses                                  38,442,000                      33,119,000
Federal income tax payable                         1,876,000                       2,051,000
                                                ------------                    ------------

Total current liabilities                         55,289,000                      44,047,000


Other long-term liabilities                       28,220,000                      27,723,000
Long-term debt                                     4,000,000                       8,000,000
Stockholders' investment                         208,241,000                     187,905,000
                                                ------------                    ------------

Total liabilities and
  stockholders' investment                      $295,750,000                    $267,675,000
                                                ============                    ============




See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                 June 29, 1996  July 1, 1995    June 29, 1996  July 1, 1995
                                 -------------  ------------    -------------  ------------
Net sales                         $76,131,000   $57,560,000     $149,526,000  $113,025,000

Gross profit                       30,735,000    22,782,000       59,471,000    43,813,000

Operating income                   20,558,000    15,013,000       39,898,000    29,072,000

Interest income, net                  574,000       683,000        1,073,000     1,211,000
                                  -----------   -----------     ------------  ------------

Income before income taxes         21,132,000    15,696,000       40,971,000    30,283,000

Provision for income taxes          8,051,000     5,981,000       15,610,000    11,532,000
                                  -----------   -----------     ------------  ------------

Net income                        $13,081,000   $ 9,715,000     $ 25,361,000  $ 18,751,000
                                  ===========   ===========     ============  ============


Weighted average common shares     16,584,000    16,776,000       16,546,000    16,752,000


Earnings per share                $      0.79   $      0.58     $       1.53  $       1.12







See accompanying notes to consolidated condensed financial statements.

                              KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           SIX MONTHS ENDED

                                                      June 29, 1996  July 1, 1995
                                                      -------------  ------------
Cash flows from operating activities                   $27,332,000   $19,279,000
                                                       -----------   -----------

Cash flows from investing activities:
 Purchases of marketable securities                    (54,159,000)  (19,186,000)
 Maturities of marketable securities                    65,831,000     2,000,000
 Capital expenditures, net                              (4,063,000)   (4,162,000)
 Acquisition of businesses, net of cash acquired       (10,699,000)     (759,000)
 Net proceeds from sale of certain assets                        0     5,265,000
                                                       -----------   -----------

Cash used in investing activities                       (3,090,000)  (16,842,000)
                                                       -----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                  6,163,000       836,000
 Dividends paid                                         (3,936,000)   (3,666,000)
 Purchase of treasury stock                             (6,084,000)     (288,000)
 Other                                                    (349,000)            0
                                                       -----------   -----------

Cash used in financing activities                       (4,206,000)   (3,118,000)
                                                       -----------   -----------

Effect of exchange rate changes on cash
 and cash equivalents                                     (192,000)     (163,000)
                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents    19,844,000      (844,000)

Cash and cash equivalents - Beginning of period          4,808,000    28,575,000
                                                       -----------   -----------

Cash and cash equivalents - End of period              $24,652,000   $27,731,000
                                                       ===========   ===========


Cash expended for income taxes                         $16,198,000   $12,780,000
                                                       ============  ===========


Cash expended for interest                             $   200,000   $   170,000
                                                       ============  ===========






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


(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 29, 1996 and the results of its operations and its cash flows for the six months then ended. However, interim results are not necessarily indicative of results of a full year.


(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:




                                          Jun 29, 1996          Dec 31, 1995
                                          ------------          ------------
                  Raw Material             $15,228,000           $13,764,000
                  Work in Process           18,234,000            13,040,000
                  Finished Goods            19,738,000            23,341,000
                                           -----------           -----------
                                           $53,200,000           $50,145,000
                                           ===========           ===========



      (4) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants,
      was a successor to and alter ego of Keene.  In 1994, an   examiner was
      appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, as of a date no earlier than 71 days after June 12 the so-called transactions lawsuit will be transferred from the Bankruptcy Court for the Southern District of New York to the District Court for that district. Also as of such date, the stay of the transactions lawsuit should be lifted, allowing all parties to the litigation to present appropriate motions to the District Court. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $76,131,000 in the second quarter of 1996, up 32.3% compared to $57,560,000 in the second quarter of 1995. The increase was attributable to growth of approximately 11% in our base business with the remaining growth coming from our recent acquisitions.

Net income, also a record, was $13,081,000, a 34.6% increase over $9,715,000 last year. The increase was primarily attributable to increased sales and improvements in gross profit. The resulting earnings per share of $0.79 were up 36.2% compared to $0.58 in 1995.

Gross profit as a percent of sales increased to 40.4% from 39.6% in the second quarter of last year. The increase was primarily attributable to improved plant efficiencies and the gains from the plant consolidation which occurred in the Bearings division.

Selling and administrative expenses were 13.4% of sales, essentially flat, in percentage terms, with the 13.5% in the same period last year.

The effective tax rate of 38.1% during the second quarter of 1996 was comparable with the 1995 annual effective rate of 38.2%.


Six Months 1996 to 1995

Sales for the first six months of 1996 were $149,526,000 an increase of 32.3% over last year's $113,025,000. Year to date net earnings were $25,361,000, a gain of 35.3% over the 1995 earnings of $18,751,000. Earnings per share were up 36.6% to $1.53 versus $1.12 last year. The improvements in the sales and operating performance in 1996 compared to 1995 reflect the trends described in the "Results of Operations" above.


Liquidity and Capital Resources

Working capital was $103,763,000 at the end of the second quarter reflecting a current ratio of 2.9 compared to $91,407,000 at year end with a current ratio of 3.1. The increase in working capital of $12,356,000 was primarily attributable to operating cash flow offset by dividends, capital expenditures and the business acquisition which took place in the first quarter.

Total debt remained at $8,000,000 consisting of Industrial Revenue Bonds (IRB) issued at favorable interest rates which we do not anticipate paying ahead of schedule. Cash and securities of $55,331,000 exceeded the $8,000,000 IRB debt by $47,331,000 compared to $39,159,000 at year end for an increase of $8,172,000. This increase is net of the $10,699,000 spent on the acquisition during the first quarter.

Cash flow from operating activities was $11,046,000 for second quarter 1996 compared to $6,673,000 in 1995. Similarly, cash flow from operating activities for the first six months was $27,332,000 versus $19,279,000 at this time last year. The increase for the quarter as well as the first six months is primarily attributable to increased earnings.

Management expects that the Company's planned capital requirements for the remainder of 1996, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.


Outlook

The Company's backlog of unfilled orders remained essentially flat at $119,421,000 compared to $119,933,000 at the end of the first quarter. This is up from the backlog of $91,728,000 at the end of the second quarter 1995 and $101,852,000 at year end. Assuming economic conditions in our markets continue at a favorable pace, the Company expects to report both a good third quarter and a full year 1996.

Part II
                               OTHER INFORMATION



Item 5. Other Information

        At its June 19th meeting, the Board of Directors appointed Stephen K. Clough as President and Chief Executive Officer, continuing its tradition of ensuring a successful management transition. Mr. Clough will relinquish the title of Chief Operating Officer, a position which will not be filled in the near future. Lawrence J. Cawley will remain actively engaged as Chairman of the Board where he will concentrate his efforts on the Company's banking and investor relationships as well as acquisition evaluation and long term strategic planning.



Item 6.  Exhibits and Reports on Form 8-K

    A.   Exhibit No.       Description                                          Page No.

           (11)            Schedule setting forth computation of earnings         E-1
                           per common share for the six months ended
                           June 29, 1996 and July 1, 1995.

           (27)            Financial Data Schedule (For SEC Use Only)

   B.   Reports on Form 8-K

        On July 2, 1996, just after the quarter end, the Company filed a Form 8-K reporting the receipt of a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a Grand Jury investigating the May 9, 1996 accident involving an H-53E Sikorsky helicopter in which four persons died. The Grand Jury has requested documents and records relating to a bearing manufactured by Kaydon and used in the H-53E helicopter. The Company intends to cooperate fully with the subpoena.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KAYDON CORPORATION




August 2, 1996                       /s/ Lawrence J. Cawley
                                     ------------------------------------
                                     Lawrence J. Cawley
                                     (Chairman & Chief Financial Officer)




August 2, 1996                       /s/ Stephen K. Clough
                                     ------------------------------------
                                     Stephen K. Clough
                                     (Chief Executive Officer & President)