Form 10-Q
period 1996-09-28
KAYDON CORP
filed 1996-11-07
CIK 740694

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                   ------------------------------------------

                                   FORM 10-Q



  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 28, 1996                Commission File No. 0-12640
------------------------------------                ---------------------------

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


Kaydon Corporation:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                           Yes   X          No
                               -----           -----

         (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----           ------



Common Stock Outstanding at November 1, 1996 - 16,433,847 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 28, 1996


                                     INDEX

--------------------------------------------------------------------------------

                                                                           Page No.
                                                                           --------
Part I  - Financial Information:

          Consolidated Condensed Balance Sheets -
          September 28, 1996 and December 31, 1995                            1

          Consolidated Condensed Statements of Income -
          Three Months and Nine Months Ended September 28, 1996
          and September 30, 1995                                              2

          Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 28, 1996 and
          September 30, 1995                                                  3

          Notes to Consolidated Condensed Financial
          Statements                                                        4 - 5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     6 - 7


Part II - Other Information:

          Item 6. - Exhibits and Reports on Form 8-K                          8

          Signatures                                                          9


Exhibits                                                                     E-1


                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                    September 28, 1996        December 31, 1995
                                                   --------------------      ------------------
                                                        (Unaudited)
Assets:
------
Cash and cash equivalents                              $ 35,807,000             $  4,808,000
Marketable securities                                    28,958,000               42,351,000
Accounts receivable, net                                 39,754,000               30,186,000
Inventories                                              54,272,000               50,145,000
Other current assets                                     10,502,000                7,964,000
                                                   --------------------------------------------
Total current assets                                    169,293,000              135,454,000

Plant and equipment, net                                 74,802,000               72,345,000
Cost in excess of net tangible
  assets of purchased businesses, net                    50,038,000               49,909,000
Other assets                                             12,514,000                9,967,000
                                                   --------------------------------------------
Total assets                                           $306,647,000             $267,675,000
                                                   ============================================

Liabilities and Stockholders' Investment:
----------------------------------------
Short-term debt                                        $  2,132,000             $          0
Current portion - long term debt                          4,000,000                        0
Accounts payable                                         10,832,000                8,877,000
Accrued expenses                                         40,474,000               33,119,000
Federal income tax payable                                2,921,000                2,051,000
                                                   --------------------------------------------
Total current liabilities                                60,359,000               44,047,000

Other long-term liabilities                              28,336,000               27,723,000
Long-term debt                                            4,000,000                8,000,000
Stockholders' investment                                213,952,000              187,905,000
                                                   --------------------------------------------
Total liabilities and
    stockholders' investment                           $306,647,000             $267,675,000
                                                   ============================================


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            Sept 28, 1996      Sept 30, 1995        Sept 28, 1996      Sept 30, 1995
                                            -------------      -------------        -------------      -------------
Net sales                                     $69,838,000        $56,087,000         $219,364,000       $169,112,000

Gross profit                                   28,382,000         21,434,000           87,853,000         65,247,000

Operating income                               19,240,000         14,533,000           59,138,000         43,605,000

Interest income, net                              738,000            695,000            1,811,000          1,906,000
                                             ------------        -----------            ---------         ----------

Income before income taxes                     19,978,000         15,228,000           60,949,000         45,511,000

Provision for income taxes                      7,612,000          5,813,000           23,222,000         17,345,000
                                             ------------        -----------           ----------         ----------

Net income                                    $12,366,000         $9,415,000          $37,727,000        $28,166,000
                                              ===========         ==========          ===========        ===========

Weighted average common shares                 16,576,000         16,810,000           16,540,000         16,770,000

Earnings per share                                  $0.75              $0.56                $2.28              $1.68





See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED
                                                                               Sept 28, 1996          Sept 30, 1995
                                                                              --------------         --------------
Cash flows from operating activities                                           $ 43,370,000           $ 31,474,000
                                                                               ------------           ------------

Cash flows from investing activities:
 Purchases of marketable securities                                             (83,464,000)           (26,642,000)
 Maturities of marketable securities                                             96,857,000              9,200,000
 Capital expenditures, net                                                       (6,146,000)            (5,738,000)
 Acquisition of businesses, net of cash acquired                                (10,699,000)           (23,512,000)
 Net proceeds from sale of certain assets                                                 0              5,265,000
                                                                               ------------           ------------

 Cash used in investing activities                                               (3,452,000)           (41,427,000)
                                                                               ------------           ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                           6,926,000              1,293,000
 Dividends paid                                                                  (5,920,000)            (5,501,000)
 Purchase of treasury stock                                                     (11,592,000)              (623,000)
 Proceeds from short term debt                                                    2,132,000                      0
 Payments on short term debt                                                       (349,000)                     0
                                                                               ------------           ------------

 Cash used in financing activities                                               (8,803,000)            (4,831,000)
                                                                               ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                              (116,000)              (145,000)
                                                                               ------------           ------------

Net increase (decrease) in cash and cash equivalents                             30,999,000            (14,929,000)

Cash and cash equivalents - Beginning of period                                   4,808,000             28,575,000
                                                                               ------------           ------------

Cash and cash equivalents - End of period                                      $ 35,807,000           $ 13,646,000
                                                                               ============           ============

Cash expended for income taxes                                                 $ 24,309,000           $ 20,455,000
                                                                               ============           ============

Cash expended for interest                                                         $275,000               $262,000
                                                                                   ========               ========




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

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 28, 1996 and the results of its operations and its cash flows for the nine months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method for substantially all inventories. Inventories are summarized as follows:


                                  Sep 28, 1996         Dec 31, 1995
                                  ------------         ------------
         Raw Material             $15,693,000           $13,764,000
         Work in Process           16,987,000            13,040,000
         Finished Goods            21,592,000            23,341,000
                                  -----------           -----------
                                  $54,272,000           $50,145,000
                                  ===========           ===========


(4) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in the federal court of New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, as of a date no earlier than 71 days after June 12, the so-called transactions lawsuit was transferred from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted, allowing all parties to the litigation to present appropriate motions to the District Court which the Company is preparing to do. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Results of Operations
---------------------

Kaydon Corporation and subsidiaries (the "Company") reported quarterly record sales of $69,838,000 in the third quarter of 1996, up 24.5% compared to $56,087,000 in the third quarter of 1995. The acquisition of the Fluid Power Group (September 1995 and February 1996) contributed approximately 17% to the gain while the remaining growth came from the base businesses.

Net income, also a third quarter record, was $12,366,000, a 31.3% increase over $9,415,000 last year. The increase was primarily attributable to increased sales and improvements in gross profit. The resulting earnings per share of $0.75 were up 33.9% compared to $0.56 in 1995.

Gross profit as a percent of sales increased to 40.6% from 38.2% in the third quarter of last year. The increase was primarily attributable to the plant consolidation in the Bearings division coupled with increased volume levels and improved plant efficiencies. Excluding the Fluid Power Group actual margins were up to 44.1% from 38.6% last year at this time.

Selling and administrative expenses were 13.1% of sales compared to 12.3% last year. The increase as a percentage of sales is primarily attributable to additional expenses incurred for our new acquisitions and the increase of various accruals.

The effective tax rate of 38.1% during the third quarter of 1996 was comparable with the 1995 annual effective rate of 38.2%.


Nine Months 1996 to 1995
------------------------

Sales for the first nine months of 1996 were $219,364,000, an increase of 29.7% over last year's $169,112,000. Year to date net earnings were $37,727,000, a gain of 33.9% over the 1995 earnings of $28,166,000. Earnings per share rose 35.7% to $2.28 versus $1.68 last year. These improvements can be seen in the sales level and operating performance of each division, and they are a direct result of the trends described in the "Results of Operations" above.

Liquidity and Capital Resources
-------------------------------

Working capital was $108,934,000 at the end of the third quarter reflecting a current ratio of 2.8 compared to $91,407,000 at year end with a current ratio of 3.1. The increase in working capital was primarily attributable to operating cash flow offset by dividends, capital expenditures, the repurchase of Kaydon stock and the business acquisition which took place in the first quarter.

Total debt at the end of the quarter was $10,132,000 consisting of $2,132,000 in short term loans borrowed to purchase stock on the open market and $8,000,000 of Industrial Revenue Bonds issued at favorable interest rates which we do not anticipate paying ahead of schedule. The short term loan was incurred rather than to redeem a security near the month end. Cash and securities of $64,765,000 exceeded the $10,132,000 debt by $54,633,000 compared to $39,159,000 at year end for an increase of $15,474,000. The increase is net of the $10,699,000 spent on the acquisition during the first quarter and the $11,592,000 spent to repurchase shares of Kaydon stock during the year in accordance with the authorization by the Board of Directors.

Cash flow from operating activities was $16,038,000 for third quarter 1996 compared to $12,195,000 in 1995. Similarly, cash flow from operating activities for the first nine months was $43,370,000 versus $31,474,000 at this time last year. The increase for the quarter as well as the first nine months is primarily attributable to increased earnings.

Management expects that the Company's planned capital requirements for the remainder of 1996, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations. The Company has $85,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.


Outlook
-------

The Company's backlog of unfilled orders at the end of the third quarter of $114,469,000 was down slightly from the $119,421,000 at the end of the second quarter. A number of factors contributed to the small drop including a significant reduction in past due orders at our acquisitions as we made intense efforts to service the customers according to the Company's standards. There were also a significant number of military and aerospace orders which were pending but unbooked because of government funding authority or negotiations over purchase order "terms and conditions." In the first few weeks of October the funding was released and we were given orders of approximately $4,000,000. The backlog was up from $98,061,000 at the end of the third quarter 1995 and $101,852,000 at year end. Assuming economic conditions in our markets continue at a favorable pace, the Company expects to report both a good fourth quarter and a full year 1996.

Part II
                               OTHER INFORMATION




Item 5.  Other Information
         -----------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     A.  Exhibit No.    Description                                   Page No.
         -----------    -----------                                   --------
           (11)         Schedule setting forth computation of earnings   E-1
                        per common share for three months and nine months ended September 28, 1996 and September 30, 1995.

           (27)         Finanical Data Schedule (For SEC Use Only)

     B.  Reports on Form 8-K


         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KAYDON CORPORATION



November 7, 1996                     /s/ Lawrence J. Cawley
                                     ------------------------------------
                                     Lawrence J. Cawley
                                     (Chairman & Chief Financial Officer)





November 7, 1996                     /s/ John F. Brocci
                                     ------------------------------------
                                     John F. Brocci
                                     (Secretary & Vice President Administration)