Form 10-K405
period 1996-12-31
KAYDON CORP
filed 1997-03-25
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                              ----------------


                                  FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                 For the fiscal year ended  DECEMBER 31, 1996

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
                            Yes   X       No
                                -----        ------

Based on the closing sales price of March 17, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $706,753,172.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 16,484,039 as of March 17, 1997.


DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

KAYDON CORPORATION 1996 ANNUAL REPORT TO STOCKHOLDERS - PARTS I, II AND IV

                 KAYDON CORPORATION PROXY STATEMENT - PART III

                          KAYDON CORPORATION FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                     INDEX

Part I                                                                                          Page No.
------                                                                                        ------------
  Item 1.        Business                                                                          1 - 10

  Item 2.        Properties                                                                       11 - 13

  Item 3.        Legal Proceedings                                                                13 - 15

  Item 4.        Submission of Matters to Vote of Security Holders                                   15

Part II
-------
  Item 5.        Market for the Registrant's Common Equity &
                          Related Stockholder Matters                                                16

  Item 6.        Selected Financial Data                                                             17

  Item 7.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                        17

  Item 8.        Financial Statements and Supplementary Data                                         17

  Item 9.        Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                     17

Part III
--------
  Item 10.       Directors and Executive Officers of the Registrant                                  18

  Item 11.       Executive Compensation                                                              19

  Item 12.       Security Ownership of Certain Beneficial Owners
                          and Management                                                             19

  Item 13.       Certain Relationships and Related Transactions                                      19

Part IV
-------
  Item 14.       Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K

                 (a)      1.      Financial Statements                                               20
                          2.      Financial Statement Schedules                                      20
                          3.      Reference to Exhibits                                              21

                 (b)      Reports on Form 8-K                                                        21

                 Signatures                                                                          22

                 (c)      1.      Exhibit Index                                                   23 - 26
                          2.      Exhibits                                                        27 - 29


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

         Cooper Bearings Ltd. is a holding company consisting of the following operating subsidiaries, all of which are manufacturers or distributors of complete bearings and related components parts:

                                                                      COUNTRY OF
                           SUBSIDIARY                               INCORPORATION
-----------------------------------------------------------         -------------
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

         On August 31, 1995, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition Corp. V, purchased the stock of Seabee Corporation for approximately $22,753,000, net of cash received. Seabee, located in Hampton, Iowa, is a manufacturer of large hydraulic cylinders and alloy steel castings. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Seabee have been included in the consolidated financial statements since August 31, 1995, the effective date of the acquisition.

         On February 1, 1996, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VII, Inc., purchased the assets of Victor Fluid Power Co. ("Victor") and Benton Harbor Engineering Co., Inc. ("Benton Harbor") for $10,699,000. Both companies manufacture hydraulic cylinders and fluid power components and are complimentary to Seabee Corporation which was purchased in August, 1995. The Benton Harbor facility was closed in the acquisition process with the equipment and customer order base being absorbed into Seabee and Victor. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the 1996 consolidated financial statements since the date of acquisition.

         b. and c.        Financial Information About Industry Segments
                          and Narrative Description of Business

         The Company designs, manufactures and sells custom-engineered products for a broad and diverse customer base primarily in domestic markets. The Company's principal products include antifriction bearings, bearing systems and components, filters and filter housings, specialty retaining rings, specialty balls, custom rings, shaft seals, hydraulic cylinders, metal castings and various types of slip-rings. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications. The Company is customer-focused and concentrates on providing cost-effective solutions for its customers through close engineering relationships with leading manufacturers throughout the world.

Products

         Kaydon works closely with its customers to engineer the required solutions to their design problems. Designed solutions are frequently unique to a single customer or application. Depending upon the nature of the application, the design may be used over a protracted time period and in large numbers, or it may be for a single use.

         The antifriction bearing products of Kaydon incorporate various types of rolling elements. The ball, tapered roller and cylindrical roller bearings manufactured by Kaydon are made in sizes ranging from approximately 1" outside diameter thin section ball bearings to heavy-duty ball bearings with an outside diameter of 180 inches. These antifriction products are fabricated from aluminum, bearing-quality steel, stainless steel or special tool steels. They often incorporate a broad range of features such as gearing, special sealing systems and mounting arrangements in combination with other mechanical components.

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

         Cooper Roller Bearings Ltd., a wholly owned subsidiary of Kaydon Corporation, designs and manufactures a range of split roller bearings, which include both standard and custom-designed lines. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be less desirable. The product is used in a wide range of applications but particularly those where space and ease of change are important selection criteria. With the acquisition of the assets of Kenyon Power Transmission, Cooper U.K. now manufactures pulleys and drive components, which are complimentary products.

         Industrial Tectonics Inc, a wholly owned subsidiary of Kaydon Corporation, manufactures specialty balls from alloyed steel, plastic, tungsten carbide, glass and an assortment of other materials. These balls are used in a variety of applications including gauges, measuring devices, floats, valves, ball point pens and antifriction bearings.

         Seabee Corporation and Victor Fluid Power, Inc, wholly owned subsidiaries of Kaydon Corporation, design and manufacture hydraulic cylinders with bores ranging from 2" to 24" and strokes up to 35' in length. This division also provides both chrome plating and foundry products of both grey and ductile steel. In addition, Victor produces a line of high pressure pumps and valves, railroad presses and hydraulic accumulators. The cylinders are used in manlifts, waste shredding machines, utility trucks, cranes, motion compensators, drill equipment and various construction equipment.

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

Customers

         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1996, 1995 and 1994, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four major market groups:
Aerospace and Military Equipment, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1996, 1995 and 1994 are set forth in the following table:


                        Net Sales by Major Market Groups
                                 (in thousands)


                                       1996                         1995                         1994
                               ---------------------        ---------------------      -----------------------
                                Amount          %            Amount           %          Amount           %
                               --------       ------        --------       ------      ---------       -------
  Aerospace and Military
  Equipment                    $ 46,545        16.0         $ 37,921        16.5        $ 39,625         19.4
                               --------       -----         --------       -----        --------        -----
  Replacement Parts and
  Exports                       101,808        35.0          88,586         38.5         78,675          38.4
                               --------       -----         --------       -----        --------        -----
  Special Industrial
  Machinery                      75,271        25.9          63,980         27.8         60,603          29.6
                               --------       -----         --------       -----        --------        -----
  Heavy Industrial
  Equipment                      67,046        23.1          39,437         17.2         25,792          12.6
                               --------       -----         --------       -----        --------        -----
       Total                   $290,670       100.0%        $229,924       100.0%       $204,695        100.0%
                               ========       =====         ========       =====        ========        =====


         Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $22,928,000 in 1996, $20,040,000 in 1995, and
$17,184,000 in 1994, with most of such sales concentrated in Canada, Europe and Japan.

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

Environmental Matters

         Reference is made to "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1996 Annual Report to Stockholders which is incorporated herein by reference.

Employees

         On December 31, 1996, Kaydon employed 2,265 employees. Hourly employees at the Muskegon facilities (including Norton Shores) are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 1997. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until November 8, 1998. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until January 26, 2000. Dexter hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, UAW, with the current collective bargaining agreement effective until November 5, 1999. The hourly employees at Granite Falls are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until October 11, 1997. The remaining domestic factory employees, as well as all office employees, are non-union.

         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its levels of total compensation are equal to or better than comparable companies in communities adjacent to each facility.

Backlog

         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $117,262,000 at December 31, 1996 and $101,852,000 at December 31, 1995. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

Item 2.  PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1996 and indicates whether the property is owned or leased:


                                                                                       Owned or
     Location                             Activity                     Sq. Ft.         Leased
     --------                             --------                     -------         --------
  Clearwater, FL                    Corporate Headquarters              11,743         Leased

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

  Granite Falls, MN                 Manufacturing Facility             114,000         Leased

  Krefeld, Germany                  Warehouse                           10,032         Leased

  King's Lynn, England              Manufacturing Facility             153,000         Owned

  Reading, England                  Manufacturing Facility              26,000         Leased

  Monterrey, NL, Mexico             Manufacturing Facility              32,000         Owned


         Kaydon owns the manufacturing facility and the leased building located in Muskegon (Norton Shores), the leased building located in Newaygo, the manufacturing facilities located in Dexter, Sumter, Greeneville, LaGrange, Baltimore, Blacksburg, Hampton, Monterrey, Mexico, and King's Lynn, England and the warehouse facility in Virginia Beach. Kaydon operates at two sites in Sumter, one site is owned and the other is leased (under a capitalized lease) in connection with a $4,000,000 Industrial Revenue Bond financing for a term expiring April 1, 1997, with an option to purchase the property during the pendency of the lease and an obligation to purchase the property for nominal consideration upon its expiration. The St. Louis property is leased for a term expiring July 31, 1997. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased for a term expiring September 30, 1997. The Corporate office located in Clearwater, Florida is leased for a term expiring May 31, 2001. The manufacturing facility in Granite Falls, Minnesota is leased for a term expiring January 30, 1999.

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

         Cooper Roller Bearings Company Limited                     December 16, 1991
            (a United Kingdom corporation)

         Cooper Split Roller Bearings Corporation                   December 16, 1991
            (a Virginia corporation)

         Cooper Geteilte Rollenlager GmbH                           December 16, 1991
            (a Germany corporation)

         Industrial Tectonics Inc                                   January 28, 1994
            (a Delaware corporation)

         Kaydon Acquisition Corp. V                                 August 31, 1995
         d/b/a Seabee Corporation
            (a Delaware corporation)

         Kaydon Acquisition VII, Inc.                               February 1, 1996
         d/b/a Victor Fluid Power, Inc.
            (a Delaware corporation)




Item 3.  LEGAL PROCEEDINGS

         The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed.
On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit will be transferred from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted, allowing the Company and other co-defendants to present appropriate motions to the District Court. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         In June, 1996 the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter in which four persons died. The grand jury has requested and received documents and records relating to a bearing manufactured by Kaydon and used in the Sikorsky helicopter. In addition, the Defense Logistics Agency of the Defense Contract Management Command and a "Mishap Board" led by Sikorsky Aircraft Corporation with participation from certain Federal agencies alleged that product quality problems or deficiencies exist with respect to the bearing product used in the Sikorsky helicopter described above. The Company was excluded from participation on this "Mishap Board", however, it independently evaluated the available evidence and refuted the "Mishap Board" findings in its report submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky personnel, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident.

         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters, including the Sikorsky matter referred to above, will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
         MATTERS


         a. and c.        Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in the "Quarterly Results of Operations" on page 32 of Kaydon's 1996 Annual Report to Stockholders, which is incorporated herein by reference. During 1992, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. Kaydon's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol KDN. Kaydon declared cash dividends during 1996, 1995 and 1994 as follows (on a per-share basis):

                                         1996                        1995                       1994
                                         ----                        ----                       ----
  March                                 $0.12                       $0.11                      $0.10

  June                                   0.12                        0.11                       0.10

  September                              0.12                        0.11                       0.10

  December                               0.14                        0.12                       0.11


Effective with the cash dividend declared in December 1996 and paid in January 1997, Kaydon adopted a plan which calls for quarterly cash dividends of $0.14 per share. This recent increase in the dividend amount reflects Kaydon Board of Directors' continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.

         b.               Holders

         The number of common equity security holders is as follows:

                                                                  Number of Holders
                                                                      of Record
Title of Class                                                 As of December 31, 1996
---------------------------------------                        -----------------------
Common Stock, par value $0.10 per share                                1,415

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 14 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1996 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "To Our Stockholders" on pages 2 and 3 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements and related notes included on pages 18 through 32 of Kaydon's 1996 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:


       Name and Age of                                    Data Pertaining to
      Executive Officer                                   Executive Officers
      -----------------                                   ------------------
  Lawrence J. Cawley (62)                    Chairman of the Board and Chief Financial Officer.
                                             Mr. Cawley was appointed as President and Chief Executive
                                             Officer of Kaydon Corporation in 1987 and relinquished the position of President in September 1989, at which time he
                                             was appointed Chairman of the Board. Effective January of
                                             1992, Mr. Cawley was appointed Chief Financial Officer.  In
                                             June 1996, Mr. Cawley relinquished the position of Chief
                                             Executive Officer while retaining his position as Chairman of the Board and Chief Financial Officer.
                                             He was President of the Bearings Division of Kaydon
                                             Corporation from 1985 to 1987.

  Stephen K. Clough (43)                     President and Chief Executive Officer. Mr. Clough was
                                             appointed President and Chief Operating Officer of Kaydon
                                             Corporation and was elected to the Board of Directors in
                                             September 1989. In June 1996, Mr. Clough relinquished the
                                             title of Chief Operating Officer and was, in turn,
                                             appointed Chief Executive Officer.  He had been Vice
                                             President and General Manager of Kaydon's Bearings Division
                                             since 1987, after having joined Kaydon as Vice President of its Automotive operation in April 1986.

  John F. Brocci (54)                        Vice President of Administration and Secretary.  Mr. Brocci
                                             has been Vice President of Administration since joining
                                             Kaydon in March, 1989.  He was appointed Secretary in
                                             April, 1992.  Prior to joining Kaydon, he was the
                                             Operations Manager for the Sealed Power Division of SPX
                                             Corporation.





Item 11.         EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                   PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

         a.      1.       Financial Statements

                 The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1996 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                              Page Number in
                                                                               Annual Report
                                                                              to Stockholders
                                                                              ---------------
                 Report of Independent Public Accountants                            17

                 Consolidated Balance Sheets
                 as of December 31, 1996 and 1995                                    18

                 Consolidated Statements of Income
                 for the years ended December 31, 1996, 1995 and 1994                19

                 Consolidated Statements of Stockholders' Investment
                 for the years ended December 31, 1996, 1995 and 1994                20

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1996, 1995 and 1994                21

                 Notes to Consolidated Financial Statements                        22 - 32


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

                 3.       Reference to Exhibits

                 Reference is made to the Exhibit Index which is found on pages 23 through 26 of this Form 10-K.



         b.      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaydon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KAYDON CORPORATION
                                           -----------------------------------
                                           Registrant


Date:  March 21, 1997             By:      /s/Lawrence J. Cawley
                                           -----------------------------------
                                           Chairman and Chief Financial Officer


Date:  March 21, 1997             By:      /s/Stephen K. Clough
                                           -----------------------------------
                                           Chief Executive Officer and President


Date:  March 21, 1997             By:      /s/Joseph P. Port
                                           -----------------------------------
                                           Vice President Finance and Corporate
                                                  Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/Gerald J. Breen
         ----------------------------------
         Gerald J. Breen - Director                 March 21, 1997

         /s/Brian P. Campbell
         ----------------------------------
         Brian P. Campbell - Director               March 21, 1997

         /s/Lawrence J. Cawley
         ----------------------------------
         Lawrence J. Cawley - Chairman              March 21, 1997

         /s/Stephen K. Clough
         ----------------------------------
         Stephen K. Clough - Director               March 21, 1997

         /s/John H.F. Haskell, Jr.
         ----------------------------------
         John H.F. Haskell, Jr. - Director          March 21, 1997

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


2.6              Stock Purchase Agreement among Kaydon                          Exhibit 2.6 to Kaydon's Annual Report on Form
                 Acquisition Corp. V and the shareholders                       10-K for the year ended December 31, 1995 (SEC
                 of Seabee Corporation.                                         File No. 0-12640).


2.7              Asset Purchase Agreement among Kaydon
                 Acquisition VII, Inc., Keynote Holding
                 Co., Inc, Victor Fluid Power Co. and
                 Benton Harbor Engineering Co., Inc. dated
                 February 1, 1996.


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

3.3              Certificate of Amendment to the                                Exhibit 3 to Kaydon's Registration Statement
                 Certificate of Incorporation of the                            on Form S-1 (No. 2-89399).
                 Registrant, dated February 6, 1984.


EXHIBIT          DESCRIPTION                                                    INCORPORATED BY REFERENCE TO
-------          -----------                                                    ----------------------------
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


10.3             Second Amendment to the Amended and                            Exhibit 4.1 to Kaydon's Annual Report on
                 Restated Revolving Credit and Term Loan                        Form 10-K for the year ended December 31, 1994
                 Agreement, dated February 28, 1994.                            (SEC File No. 0-12640).




EXHIBIT          DESCRIPTION                                                    INCORPORATED BY REFERENCE TO
-------          -----------                                                    ----------------------------

10.4             Third Amendment to the Amended and                             Exhibit 4.2 to Kaydon's Annual Report on Form 10-K
                 Restated Revolving Credit and Term                             for the year ended December 31, 1994 (SEC
                 Loan Agreement, dated March 29, 1994.                          File No. 0-12640).


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


10.6             Kaydon Corporation Employee Stock                              Exhibit 10.1 to Kaydon's Annual Report on
                 Ownership and Thrift Plan as amended and                       Form 10-K for the year ended December 31, 1994
                 restated December 14, 1994 effective                           (SEC File No. 0-12640).
                 January 1, 1989.


10.7             Management Incentive Compensation Plan.                        Exhibit 10 to Kaydon's Registration Statement
                                                                                on Form S-1 (No. 2-89399).

10.8             Electro-Tec Corporation Employee                               Exhibit 10.2 to Kaydon's Annual Report on
                 Retirement Benefit Plan as amended and                         Form 10-K for the year ended December 31, 1994
                 restated December 14, 1994 effective July                      (SEC File No. 0-12640)
                 1, 1989.


10.9             Kaydon Corporation 1993 Stock Option Plan.                     Exhibit A to Kaydon's Proxy Statement dated
                                                                                March 10, 1993.

10.10            Kaydon Corporation 1993 Non-Employee                           Exhibit B to Kaydon's Proxy Statement dated
                 Directors Stock Option Plan.                                   March 10, 1993.


     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS   (10.11 AND 10.12 ONLY)

10.11            Kaydon Corporation Supplemental Executive                      Exhibit 10.11 to Kaydon's Annual Report on
                 Retirement Plan.                                               Form 10-K for the year ended December 31, 1995
                                                                                (SEC File No. 0-12640).


10.12            Change in Control Compensation Agreements                      Exhibit 10.12 to Kaydon's Annual Report on
                 Versions A & B.                                                Form 10-K for the year ended December 31, 1995
                                                                                (SEC File No. 0-12640).




EXHIBIT          DESCRIPTION                                                    INCORPORATED BY REFERENCE TO
-------          -----------                                                    ----------------------------

10.13            Seabee Corporation Pension and Retirement                      Exhibit 4.3 to Kaydon's Registration Statement
                 Savings Plan.                                                  on Form S-8 (No. 333-15903), as amended by
                                                                                filing with the SEC pursuant to Rule 424(c) of
                                                                                the Securities Act of 1933 on November 12,
                                                                                1996.


11               Schedule of Computation of Net Income Per
                 Share.


13               Financial Section of Annual Report to
                 Stockholders.


21               Subsidiaries of Registrant.


23               Consent of Independent Public Accountants.


27               Financial Data Schedule (for SEC Use Only).


                                       26