Form 10-Q
period 1997-03-29
KAYDON CORP
filed 1997-05-09
CIK 740694

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



For Quarter Ended March 29, 1997                   Commission File No. 0-12640
--------------------------------                   ---------------------------

                               KAYDON CORPORATION
                               ------------------


       A Delaware Corporation                 IRS Employer ID No. 13-3186040
       -------------------------------------------------------------------------

19345 US 19 North, Clearwater, FL  34624                Phone: 813/531-1101
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

Common Stock Outstanding at May 5, 1997 - 16,484,364 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 29, 1997


                                     INDEX


                                                                                  Page No.
                                                                                  --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         March 29, 1997 and December 31, 1996                                        1

         Consolidated Condensed Statements of Income -
         Three Months Ended March 29, 1997 and March 30, 1996                        2

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 29, 1997 and March 30, 1996                        3

         Notes to Consolidated Condensed Financial
         Statements                                                                4 - 6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             7 - 8



Part II - Other Information:

         Item 4. - Submission of Matters to a Vote of Security Holders               9

         Item 5. - Other Information                                                 9

         Item 6. - Exhibits and Reports on Form 8-K                                  10


         Signatures                                                                  11


Exhibits                                                                             E-1


                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 March 29, 1997            December 31, 1996
                                                             ---------------------         ------------------
                                                                  (Unaudited)
Assets:
------
Cash and cash equivalents                                        $  25,610,000               $  54,443,000
Marketable securities                                               59,557,000                  28,824,000
Accounts receivable, net                                            43,944,000                  36,136,000
Inventories, net                                                    55,706,000                  53,079,000
Other current assets                                                13,292,000                  13,574,000
                                                                 -------------               -------------

Total current assets                                               198,109,000                 186,056,000


Plant and equipment, net                                            78,589,000                  76,176,000
Cost in excess of net tangible
  assets of purchased businesses, net                               54,126,000                  53,696,000
Other assets                                                        15,832,000                  15,610,000
                                                                 -------------               -------------

Total assets                                                     $ 346,656,000               $ 331,538,000
                                                                 =============               =============

Liabilities and Stockholders' Investment:
----------------------------------------
Current portion long-term debt                                   $   4,000,000               $   4,000,000
Accounts payable                                                    11,767,000                   9,784,000
Accrued expenses                                                    44,938,000                  44,775,000
Federal income tax payable                                          10,732,000                   8,265,000
                                                                 -------------               -------------

Total current liabilities                                           71,437,000                  66,824,000

Other long-term liabilities                                         28,959,000                  28,658,000
Long-term debt                                                       4,000,000                   4,000,000
Stockholders' investment                                           242,260,000                 232,056,000
                                                                 -------------               -------------
Total liabilities and
    stockholders' investment                                     $ 346,656,000               $ 331,538,000
                                                                 =============               =============





See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                  THREE MONTHS ENDED

                                                                         March 29, 1997            March 30, 1996
                                                                         --------------            --------------
  Net Sales                                                               $ 76,531,000              $ 73,395,000


  Gross Profit                                                              31,823,000                28,736,000


  Operating Income                                                          21,546,000                19,340,000

  Interest Income, net                                                         879,000                   499,000
                                                                          ------------              ------------

  Income before Income Taxes                                                22,425,000                19,839,000

  Provision for Income Taxes                                                 8,544,000                 7,559,000
                                                                          ------------              ------------


  Net Income                                                              $ 13,881,000              $ 12,280,000
                                                                          ============              ============


  Weighted Average Common Shares                                            16,543,000                16,505,000


  Earnings Per Share                                                             $0.84                     $0.74





  See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED

                                                                              March 29, 1997         March 30, 1996
                                                                              --------------         --------------
Cash flows from operating activities                                            $11,261,000           $ 16,286,000
                                                                               ------------           ------------

Cash flows from investing activities:
 Purchases of marketable securities                                             (59,733,000)           (23,267,000)
 Maturities of marketable securities                                             29,000,000             41,774,000
 Capital expenditures, net                                                       (2,396,000)            (1,601,000)
 Acquisition of businesses, net of cash acquired                                 (4,412,000)           (10,782,000)
                                                                               ------------           ------------

 Cash provided by (used in) investing activities                                (37,541,000)             6,124,000
                                                                               ------------           ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                             732,000              1,370,000
 Dividends paid                                                                  (2,305,000)            (1,964,000)
 Purchase of treasury stock                                                        (629,000)              (290,000)
 Payment of short term debt                                                         (31,000)              (349,000)
                                                                               ------------           ------------

 Cash used in financing activities                                               (2,233,000)            (1,233,000)
                                                                               ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                              (320,000)              (255,000)
                                                                               ------------           ------------

Net increase (decrease) in cash and cash equivalents                            (28,833,000)            20,922,000

Cash and cash equivalents - Beginning of period                                  54,443,000              4,808,000
                                                                               ------------           ------------

Cash and cash equivalents - End of period                                      $ 25,610,000           $ 25,730,000
                                                                               ============           ============


Cash expended for income taxes                                                 $  4,679,000           $  2,155,000
                                                                               ============            ===========


Cash expended for interest                                                         $109,000               $117,000
                                                                                   ========               ========




See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 29, 1997 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:

                                       Mar 29, 1997         Dec 31, 1996
                                       ------------         ------------
         Raw Material                   $17,160,000            $15,146,000
         Work in Process                 17,935,000             17,300,000
         Finished Goods                  20,611,000             20,633,000
                                        -----------            -----------
                                        $55,706,000            $53,079,000
                                        ===========            ===========


(4) On March 11, 1997, the Company purchased the net assets of Gold Star Manufacturing, Inc. for $4,412,000. Gold Star manufactures custom-designed cylinders which strengthen and compliment the offerings of the Company's Fluid Power Division. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the first quarter consolidated financial statements since the date of acquisition.

(5) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit was transferred in April 1997 from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted, allowing the Company and other co-defendants to present appropriate motions to the District Court. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $76,531,000 in the first quarter 1997, up 4.3% from $73,395,000 in the first quarter last year. The increase in sales was led by the Fluid Power Division as they realized both a full quarter of sales from Victor Fluid Power, Inc., acquired in February 1996 and the acquisition of Gold Star Manufacturing, acquired in March 1997. Both the Filtration division and United Kingdom operations showed decreases from last year at this time. The United Kingdom operations were primarily impacted by a slower European economy.

Net income, also a record, was $13,881,000, a 13.0% increase over $12,280,000 last year. The increase was primarily attributable to increased sales and improvements in the gross margins. This reflects the continued strength of the Bearings division and the growth and operating improvements of the Fluid Power Division. The resulting earnings per share of $0.84 were up 13.5% compared to $0.74 in the first quarter 1996.

Gross profit as a percent of sales increased to 41.6% from 39.2% in the first quarter of last year. Although several divisions showed improvement in this area, the Fluid Power Division led the increase as they continue to improve their processes and integrate the business into Kaydon.

Selling and administrative expenses were 13.4%, up slightly from the 12.8% in the first quarter last year. This increase is due to both increased goodwill from recent acquisitions and increased selling expenses.

Net interest income was $879,000, up $380,000 from $499,000 last year. This was predominately due to increased cash and securities balances year on year.

The effective tax rate was 38.1% for both first quarter 1997 and first quarter 1996.


Liquidity and Capital Resources

Working capital was $126,672,000 at the end of the first quarter reflecting a current ratio of 2.8 compared to $119,232,000 at year end with a current ratio of 2.8. The increase in actual working capital was primarily attributable to operating cash flow during the quarter offset by dividends, capital expenditures and the acquisition of Gold Star. Cash generation from operating activities was $11,261,000 as compared to the record of $16,286,000 in the first quarter 1996.

Total debt remained at $8,000,000 consisting of Industrial Revenue Bonds of which $4,000,000 is current and $4,000,000 remains long-term. Subsequent to the quarter, the Company elected to pay off all of the Industrial Revenue Bonds. Cash and securities of $85,167,000 exceeded the $8,000,000 IRB debt by $77,167,000 compared to $75,267,000 at year end for an increase of $1,900,000. This increase is net of the $4,412,000 spent on the acquisition during the quarter.

Management expects that the Company's planned capital requirements for the remainder of 1997, which consist of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. In February, the Company completed a new Revolving Credit Agreement increasing the old agreement from $85,000,000 to $100,000,000 on more favorable terms. This credit agreement as well as its short-term lines of credit are available for both future acquisitions or to meet any liquidity needs which may arise.

Impact of Recently Issued Accounting Standard

In March 1997, SFAS 128, "Earnings per Share" was issued. This pronouncement replaces "Primary EPS" with "Basic EPS", which does not include potential common shares or the resulting dilution. The Statement is effective for financial statements issued for periods ending after December 15, 1997, however, should the Company have implemented this standard in the present quarter there would have been no change in the EPS reported. The Company does not believe the adoption will have a material effect on its financial statements.

Recent Acquisitions

On March 11, 1997 the Company purchased the net assets of Gold Star Manufacturing, Inc. for $4,412,000. Gold Star manufactures custom-designed cylinders which strengthen and complement the offerings of the Company's Fluid Power Division.

In April, 1997 the Company signed a definitive agreement with Hein-Werner to acquire the assets of Great Bend Industries, its cylinder division. The agreement is subject to customary conditions to closing including satisfactory completion of due diligence. The proposed purchase price is approximately $22,000,000.

Outlook

The Company's backlog of unfilled orders increased once again to $122,755,000 compared to $117,262,000 at year end and $119,933,000 this time last year. We are pleased to see the continuing increased activity in our business and anticipate having a good second quarter and full year 1997.

Part II
                               OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

                 The thirteenth Annual Stockholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 25, 1997. Represented at this meeting in person or by proxy were 13,484,457 shares of Kaydon common stock, representing 82% of the total outstanding as of the February 24, 1997 record date.

                 The stockholders elected Gerald J. Breen, Brian P. Campbell, Lawrence J. Cawley, Stephen K. Clough and John H.F. Haskell, Jr. to serve as Directors until the 1998 Annual Meeting. The results of the votes are as follows:

                          Election of Directors               For          Withhold
                          ---------------------             ----------     ----------
                                  G. Breen                  13,432,891      51,566
                                  B. Campbell               13,433,421      51,036
                                  L. Cawley                 13,433,943      50,514
                                  S. Clough                 13,434,436      50,021
                                  J. Haskell                13,434,371      50,086

                 In addition, the stockholders approved the proposal to amend the 1993 Stock Option Plan as detailed in the proxy. The results of the vote to amend the Plan are as follows:

                                           For                  12,558,255
                                           Against                 312,369
                                           Abstain                 493,461
                                           Not Voted               120,372
                                                                ----------
                                                                13,484,457
                                                                ==========


                 There was no other official business to come before the meeting.



Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K



       A.        Exhibit No.      Description                                          Page No.
                 -----------      -----------                                          --------
                   (11)           Schedule setting forth computation of                  E-1
                                  earnings per common share for the
                                  three months ended March 29, 1997 and March
                                  30, 1996.

                   (27)           Financial Data Schedule (for SEC use only)


       B.        Reports on Form 8-K

                                  No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KAYDON CORPORATION



May 9, 1997                           /s/ Lawrence J. Cawley
                                      -----------------------------------
                                      Lawrence J. Cawley
                                      (Chairman & Chief Financial Officer)





May 9, 1997                           /s/ Stephen K. Clough
                                      -----------------------------------
                                      Stephen K. Clough
                                      (President & Chief Executive Officer)