Form 10-Q
period 1997-06-28
KAYDON CORP
filed 1997-08-06
CIK 740694

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



For Quarter Ended June 28, 1997                   Commission File No. 0-12640
-------------------------------                   ---------------------------


                               KAYDON CORPORATION
                               ------------------


         A Delaware Corporation                 IRS Employer ID No. 13-3186040
       ------------------------------------------------------------------------

  19345 US 19 North, Clearwater, FL  34624                Phone: 813/531-1101
------------------------------------------------------------------------------


Kaydon Corporation:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                           Yes   X          No
                              -----            -----

         (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                              -----            -----
Common Stock Outstanding at August 4, 1997 - 16,490,114 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 28, 1997


                                     INDEX
-------------------------------------------------------------------------------

                                                                                              Page No.
                                                                                              --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         June 28, 1997 and December 31, 1996                                                     1

         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended June 28, 1997
         and June 29, 1996                                                                       2

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 28, 1997 and June 29, 1996                                        3

         Notes to Consolidated Condensed Financial
         Statements                                                                            4 - 6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                         7 - 9



Part II - Other Information:

         Item 5. - Other Information                                                             9

         Item 6. - Exhibits and Reports on Form 8-K                                              9


         Signatures                                                                             10


Exhibits                                                                                        E-1


                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------

                                                                   June 28, 1997                   December 31, 1996
                                                                --------------------               ------------------
                                                                    (Unaudited)
Assets:
------
Cash and cash equivalents                                        $  38,034,000                        $  54,443,000
Marketable securities                                               20,163,000                           28,824,000
Accounts receivable, net                                            50,111,000                           36,136,000
Inventories, net                                                    60,253,000                           53,079,000
Other current assets                                                14,166,000                           13,574,000
                                                                 -------------                        -------------

Total current assets                                               182,727,000                          186,056,000


Plant and equipment, net                                            83,218,000                           76,176,000
Cost in excess of net tangible
  assets of purchased businesses, net                               67,747,000                           53,696,000
Other assets                                                        15,772,000                           15,610,000
                                                                 -------------                        -------------

Total assets                                                     $ 349,464,000                        $ 331,538,000
                                                                 =============                        =============

Liabilities and Stockholders' Investment:
----------------------------------------
Current portion long-term debt                                   $           0                        $   4,000,000
Accounts payable                                                    12,088,000                            9,784,000
Accrued expenses                                                    49,202,000                           44,775,000
Federal income tax payable                                           4,603,000                            8,265,000
                                                                 -------------                        -------------

Total current liabilities                                           65,893,000                           66,824,000

Other long-term liabilities                                         29,260,000                           28,658,000
Long-term debt                                                               0                            4,000,000
Stockholders' investment                                           254,311,000                          232,056,000
                                                                 -------------                        -------------
Total liabilities and
    stockholders' investment                                     $ 349,464,000                        $ 331,538,000
                                                                 =============                        =============









See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



----------------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                                  SIX MONTHS ENDED

                                            June 28, 1997       June 29, 1996                   June 28, 1997       June 29, 1996
                                            -------------       -------------                  ---------------     ---------------
Net sales                                     $84,454,000         $76,131,000                   $160,985,000         $149,526,000

Gross profit                                   35,574,000          30,735,000                     67,397,000           59,471,000

Operating income                               24,769,000          20,558,000                     46,315,000           39,898,000

Interest income, net                              884,000             574,000                      1,763,000            1,073,000
                                              -----------         -----------                    -----------          -----------

Income before income taxes                     25,653,000          21,132,000                     48,078,000           40,971,000

Provision for income taxes                      9,749,000           8,051,000                     18,293,000           15,610,000
                                               ----------          ----------                    -----------          -----------


Net income                                    $15,904,000         $13,081,000                    $29,785,000          $25,361,000
                                              ===========         ===========                    ===========          ===========


Weighted average common shares                 16,562,000          16,584,000                     16,553,000           16,546,000


Earnings per share                                  $0.96               $0.79                          $1.80                $1.53





See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
------------------------------------------------------------------------------

                                                                                         SIX MONTHS ENDED

                                                                               June 28, 1997          June 29, 1996
                                                                               -------------          -------------
Cash flows from operating activities                                            $22,335,000            $27,332,000
                                                                                ------------           ------------

Cash flows from investing activities:
 Purchases of marketable securities                                             (60,286,000)           (54,159,000)
 Maturities of marketable securities                                             68,947,000             65,831,000
 Capital expenditures, net                                                       (5,514,000)            (4,063,000)
 Acquisition of businesses, net of cash acquired                                (27,165,000)           (10,699,000)
                                                                                ------------           -----------

 Cash used in investing activities                                              (24,018,000)            (3,090,000)
                                                                               -------------             ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                             884,000              6,163,000
 Dividends paid                                                                  (6,921,000)            (3,936,000)
 Purchase of treasury stock                                                        (645,000)            (6,084,000)
 Payment of debt                                                                 (8,031,000)              (349,000)
                                                                                ------------           ------------

 Cash used in financing activities                                              (14,713,000)            (4,206,000)
                                                                                ------------            -----------

Effect of exchange rate changes on cash
 and cash equivalents                                                               (13,000)              (192,000)
                                                                                  ----------          -------------

Net increase (decrease) in cash and cash equivalents                            (16,409,000)            19,844,000

Cash and cash equivalents - Beginning of period                                  54,443,000              4,808,000
                                                                                 -----------            -----------

Cash and cash equivalents - End of period                                       $38,034,000            $24,652,000
                                                                                ============           ============


Cash expended for income taxes                                                  $19,450,000             16,198,000
                                                                                ============            ===========


Cash expended for interest                                                         $139,000               $200,000
                                                                                   =========              =========



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 28, 1997 and the results of its operations and its cash flows for the six months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:

                                         June 28, 1997                      Dec 31, 1996
                                         -------------                      ------------
         Raw Material                    $18,833,000                        $15,146,000
         Work in Process                  18,250,000                         17,300,000
         Finished Goods                   23,170,000                         20,633,000
                                         -----------                        -----------
                                         $60,253,000                        $53,079,000
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

         On May 29, 1997, the Company purchased the net assets of Great Bend Industries for $22,753,000. Great Bend manufactures a variety of custom-engineered hydraulic cylinders including single, double and telescopic cylinders used in construction, transportation, waste, utility and energy industries. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the second quarter consolidated financial statements since the date of acquisition.


(5) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit was transferred in April 1997 from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted. The judge has established September 15, 1997 as the date for Kaydon to file papers to support any motion to dismiss the complaint or for summary judgment based on the statute of limitations. All motions and supporting documents and any rebuttal are to be filed by December 15, 1997 after which the judge will study and rule. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         In June, 1996 the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter in which four persons died. The grand jury has requested and received documents and records relating to a bearing manufactured by Kaydon and used in the Sikorsky helicopter. In addition, the Defense Logistics Agency of the Defense Contract Management Command and a "Mishap Board" led by Sikorsky Aircraft Corporation with participation from certain Federal agencies alleged that product quality problems or deficiencies exist with respect to the bearing product used in the Sikorsky helicopter described above. The Company was excluded from participation on this "Mishap Board", however, it independently evaluated the available evidence and refuted the "Mishap Board" findings in its report submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky personnel, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident. During the second quarter 1997, the estates of the four deceased individuals filed civil suits against the Company. Management believes it has meritorious defenses against any claims.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------
Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $84,454,000 in the second quarter 1997, up 10.9% from $76,131,000 in the second quarter last year. Approximately 56% of the increase was contributed by the Company's base businesses while the remaining 44% was contributed by the recent acquisitions in the Fluid Power division. The increase in the base business was led by both the Bearings division and the Ring & Seal division, while sales from the European divisions decreased from prior year. The decrease is primarily attributable to the slower economy on the European Continent. The Company's other divisions remained essentially flat.

Gross profit as a percent of sales increased to 42.1% from 40.4% in the second quarter of last year. The increase resulted from increased manufacturing efficiencies and favorable operating conditions.

Selling and administrative expenses were $10,805,0000, up $628,000 from $10,177,000 last year. Although the absolute dollars increased, expenses as a percent of sales were down to 12.8% from 13.4% in the second quarter last year. This percentage decrease is primarily attributable to the increase in sales as actual expenses remained essentially flat year on year.

Net interest income was $884,000, up $310,000 from $574,000 last year. This was predominately due to increased cash and securities balances year on year, and the repayment of all outstanding debt in April 1997.

The effective tax rate of 38.0% was essentially flat with the 38.1% rate in second quarter 1996.


Six Months 1997 to 1996

Sales for the first six months of 1997 were $160,985,000, an increase of 7.7% over last year's $149,526,000. Year to date net earnings were $29,785,000, a gain of 17.4% over the 1996 earnings of $25,361,000. Earnings per share were up 17.6% to $1.80 versus $1.53 last year.

Similar to the Quarter 2 Results of Operations above, gross profit as a percent of sales for 1997 was 41.8% compared to 39.8% from 1996. Again, this is indicative of increased manufacturing efficiencies and favorable operating conditions.

Selling and administrative expenses were $21,082,000 or 13.1% of sales, essentially flat when compared to the 1996 level of $19,573,000 or 13.1% of sales. Net interest income was $1,763,000, up $690,000 from $1,073,000 in 1996 due to both higher cash balances and favorable interest rates. The effective tax rate remained essentially flat at 38.0% compared to 38.1% in 1996.

Liquidity and Capital Resources

Working capital was $116,834,000 at the end of the second quarter reflecting a current ratio of 2.8 compared to $119,232,000 at year end with a current ratio of 2.8. The decrease in working capital was primarily attributable to the acquisition of Great Bend Industries and Gold Star Manufacturing. Cash flow from operating activities was $11,074,000 compared to $11,046,000 in the second quarter 1996, reflecting relative increases in accounts receivable and inventory.

During the quarter the Company paid $8,000,000 for the Industrial Revenue Bonds of which only $4,000,000 was current. The election to pay the remaining $4,000,000 of IRB's leaves the Company free of debt. Cash and securities of $58,197,000 are less than the balance of $83,267,000 at year end by $25,070,000. This reduction reflects $27,165,000 paid for acquisitions and $8,000,000 used to pay off the IRB's.

Management expects that the Company's planned capital requirements for the remainder of 1997, which consist of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. The Company has $100,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet its liquidity needs.


Impact of Recently Issued Accounting Standard

In March 1997, SFAS 128, "Earnings per Share" was issued. This pronouncement replaces "Primary EPS" with "Basic EPS", which does not include common stock equivalents or the resulting dilution. The Statement is effective for financial statements issued for periods ending after December 15, 1997, however, should the Company have implemented this standard in the present quarter there would have been no change in the EPS reported. The Company does not believe the adoption will have a material effect on its financial statements.


Recent Acquisitions

On May 29, 1997, the Company purchased the net assets of Great Bend Industries for $22,753,000. Great Bend manufactures a variety of custom-engineered hydraulic cylinders including single, double and telescopic cylinders used in construction, transportation, waste, utility and energy industries.

Outlook

The Company's backlog of unfilled orders increased once again to $127,139,000 compared to $117,262,000 at year end and $119,421,000 this time last year. We are pleased to see the continuing increased activity in our business and anticipate having a good third quarter and full year 1997.





Part II
                               OTHER INFORMATION


Item 5.  Other Information

         None.



Item 7.  Exhibits and Reports on Form 8-K


       A.        Exhibit No.    Description                            Page No.

                     (11)       Schedule setting forth computation of   E-1
                                earnings per common share for the
                                six months ended June 28, 1997 and
                                June 29, 1996.


       B.        Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KAYDON CORPORATION



August 6, 1997                         /s/ Lawrence J. Cawley
                                       ------------------------------------
                                       Lawrence J. Cawley
                                       (Chairman & Chief Financial Officer)





August 6, 1997                        /s/ Stephen K. Clough
                                      --------------------------------------
                                      Stephen K. Clough
                                      (President & Chief Executive Officer)