Form 10-Q
period 1997-09-27
KAYDON CORP
filed 1997-11-04
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                               -----------------

                                   FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended September 27, 1997                 Commission File No. 0-12640
------------------------------------                 ---------------------------


                               KAYDON CORPORATION
                               ------------------

         A Delaware Corporation             IRS Employer ID No. 13-3186040
         -----------------------------------------------------------------

 19345 US 19 North, Clearwater, FL  33764                   Phone: 813/531-1101
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

Common Stock Outstanding at November 3, 1997 - 33,991,438 shares, $0.10 par value.

                         KAYDON CORPORATION FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 27, 1997


                                    INDEX


------------------------------------------------------------------------------------------------------
                                                                                              Page No.
                                                                                              --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         September 27, 1997 and December 31, 1996                                                1

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended September 27, 1997
         and September 28, 1996                                                                  2

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 27, 1997
         and September 28, 1996                                                                  3

         Notes to Consolidated Condensed Financial Statements                                  4 - 6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                         7 - 8



Part II - Other Information:

         Item 5. - Other Information                                                             9

         Item 6. - Exhibits and Reports on Form 8-K                                              9


         Signatures                                                                              10


Exhibits                                                                                        E-1

                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------

                                             September 27, 1997          December 31, 1996
                                             ------------------          -----------------
                                                (Unaudited)
Assets:
Cash and cash equivalents                       $ 50,723,000               $ 54,443,000
Marketable securities                             25,727,000                 28,824,000
Accounts receivable, net                          49,381,000                 36,136,000
Inventories, net                                  60,458,000                 53,079,000
Other current assets                              14,707,000                 13,574,000
                                                ------------               ------------

Total current assets                             200,996,000                186,056,000


Plant and equipment, net                          84,449,000                 76,176,000
Cost in excess of net tangible
  assets of purchased businesses, net             66,421,000                 53,696,000
Other assets                                      16,125,000                 15,610,000
                                                ------------               ------------
Total assets                                    $367,991,000               $331,538,000
                                                ============               ============

Liabilities and Stockholders' Investment:
Current portion long-term debt                  $          0               $  4,000,000
Accounts payable                                  12,993,000                  9,784,000
Accrued expenses                                  54,487,000                 44,775,000
Federal income tax payable                         4,791,000                  8,265,000
                                                ------------               ------------
Total current liabilities                         72,271,000                 66,824,000

Other long-term liabilities                       29,492,000                 28,658,000
Long-term debt                                             0                  4,000,000
Stockholders' investment                         266,228,000                232,056,000
                                                ------------               ------------
Total liabilities and
    stockholders' investment                    $367,991,000               $331,538,000
                                                ============               ============

See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           Sept 27, 1997     Sept 28, 1996             Sept 27, 1997     Sept 28, 1996
                                           -------------     -------------             -------------     -------------
Net sales                                   $83,380,000        $69,838,000              $244,365,000       $219,364,000

Gross profit                                 34,356,000         28,382,000               101,753,000         87,853,000

Operating income                             24,587,000         19,240,000                70,902,000         59,138,000

Interest income, net                            847,000            738,000                 2,610,000          1,811,000
                                            -----------        -----------              ------------       ------------
Income before income taxes                   25,434,000         19,978,000                73,512,000         60,949,000

Provision for income taxes                    9,664,000          7,612,000                27,957,000         23,222,000
                                            -----------        -----------              ------------       ------------

Net income                                  $15,770,000        $12,366,000              $ 45,555,000       $ 37,727,000
                                            ===========        ===========              ============       ============

Weighted average common shares               33,194,000         33,152,000               33,140,000          33,080,000


Earnings per share                          $      0.47        $      0.37              $      1.37        $       1.14

Dividends per share                         $      0.07        $      0.06              $      0.21        $       0.18


NOTE: Weighted average common shares and all per share amounts reflect a two-for-one stock split effective October 7, 1997.


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                        NINE MONTHS ENDED

                                                                               Sept 27, 1997          Sept 28, 1996
                                                                               -------------          -------------
Cash flows from operating activities                                           $  44,251,000           $ 43,370,000
                                                                               -------------           ------------

Cash flows from investing activities:
 Purchases of marketable securities                                              (86,025,000)           (83,464,000)
 Maturities of marketable securities                                              89,122,000             96,857,000
 Capital expenditures, net                                                        (9,154,000)            (6,146,000)
 Acquisition of businesses, net of cash acquired                                 (27,027,000)           (10,699,000)
                                                                               -------------           ------------
 Cash used in investing activities                                               (33,084,000)            (3,452,000)
                                                                               -------------           ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                            1,094,000              6,926,000
 Dividends paid                                                                   (6,921,000)            (5,920,000)
 Purchase of treasury stock                                                         (832,000)           (11,592,000)
 Proceeds from short term debt                                                             0              2,132,000
 Payment of debt                                                                  (8,031,000)              (349,000)
                                                                               -------------           ------------
 Cash used in financing activities                                               (14,690,000)            (8,803,000)
                                                                               -------------           ------------
Effect of exchange rate changes on cash
 and cash equivalents                                                               (197,000)              (116,000)
                                                                               -------------           ------------
Net increase (decrease) in cash and cash equivalents                              (3,720,000)            30,999,000

Cash and cash equivalents - Beginning of period                                   54,443,000              4,808,000
                                                                               -------------           ------------
Cash and cash equivalents - End of period                                      $  50,723,000           $ 35,807,000
                                                                               =============           ============
Cash expended for income taxes                                                 $  29,030,000             24,309,000
                                                                               =============           ============
Cash expended for interest                                                     $     210,000           $    275,000
                                                                               =============           ============


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 27, 1997 and the results of its operations and its cash flows for the nine months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:

                                Sept 27, 1997              Dec 31, 1996
                                -------------              ------------
         Raw Material             $20,264,000               $15,146,000
         Work in Process           17,062,000                17,300,000
         Finished Goods            23,132,000                20,633,000
                                  -----------               -----------
                                  $60,458,000               $53,079,000
                                  ===========               ===========

(4) On September 23, 1997, the Board of Directors of the Company authorized a two-for-one split of the common stock of the Company to the shareholders of record on October 7, 1997. The additional stock was distributed on October 21, 1997. Par value per share of common stock will remain at $0.10 per share. In addition, all per share information has been restated to reflect the stock split as though it had taken place as of the beginning of the earliest period presented.

         On September 23, 1997, the Board of Directors of the Company increased the fourth quarter dividend by 28.6% to $0.09 per share.

(5) On March 11, 1997, the Company purchased the net assets of Gold Star Manufacturing, Inc. for $4,412,000. Gold Star manufactures custom-designed cylinders which strengthen and complement the offerings of the Company's Fluid Power Division. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the first quarter consolidated financial statements since the date of acquisition.

         On May 29, 1997, the Company purchased the net assets of Great Bend Industries for a purchase price of $22,615,000. Great Bend manufactures a variety of custom-engineered hydraulic cylinders including single, double and telescopic cylinders used in construction, transportation, waste, utility and energy industries. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the second quarter consolidated financial statements since the date of acquisition.

(6) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit was transferred in April 1997 from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted. On September 15, 1997, in accordance with the schedule established by the judge, the Company submitted a motion to dismiss the complaint based on the statute of limitations. All motions and supporting documents and any rebuttal are to be filed by December 15, 1997 after which the judge will study and rule. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         In June, 1996 the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter in which four persons died. The grand jury has requested and received documents and records relating to a bearing manufactured by Kaydon and used in the Sikorsky helicopter. In addition, the Defense Logistics Agency of the Defense Contract Management Command and a "Mishap Board" led by Sikorsky Aircraft Corporation with participation from certain Federal agencies alleged that product quality problems or deficiencies exist with respect to the bearing product used in the Sikorsky helicopter described above. The Company was excluded from participation on this "Mishap Board". However, it has independently evaluated the available evidence and refuted the "Mishap Board" findings in its report submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky personnel and the Navy, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. For one of the incidents subsequent to May 9, 1996, which occurred October 19, 1996, the NADEP Cherry Point Marine Facility distributed a report dated August 21, 1997 analyzing potential causes for that incident. The Company is currently in the process of reviewing this report. Management believes it has meritorious defenses against any claims.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $83,380,000 in the third quarter 1997, up 19.4% from $69,838,000 in the third quarter last year. Approximately 50% of the increase was contributed by the Company's base businesses while the remainder was attributed to the recent acquisitions in the Fluid Power Division. The increase in the base business was led by the Bearings Division and the U.S. sales in the Cooper Roller Bearings Division, while sales from the Filtration Division decreased from prior year. The decrease is primarily attributable to the air conditioning filter market. The Company's other divisions remained essentially flat.

Gross profit as a percent of sales increased to 41.2% from 40.6% in the third quarter of last year. The increase resulted from increased manufacturing efficiencies and favorable operating conditions.

Selling and administrative expenses were $9,769,000, up $627,000 from $9,142,000 last year. Although the absolute dollars increased, expenses as a percent of sales were down to 11.7% from 13.1% in the third quarter last year. This percentage decrease is primarily attributable to the increase in sales as actual expenses remained essentially flat year on year.

Net interest income was $847,000, up $109,000 from $738,000 last year. This was due to higher cash balances, favorable interest rates and the repayment of all outstanding debt in April 1997.

The effective tax rate of 38.0% was essentially flat with the 38.1% rate in third quarter 1996.

Nine Months 1997 to 1996

Sales for the first nine months of 1997 were $244,365,000, an increase of 11.4% over last year's $219,364,000. Year to date net earnings were $45,555,000, a gain of 20.7% over the 1996 earnings of $37,727,000. Earnings per share were up 20.2% to $1.37 versus $1.14 last year.

Similar to the Quarter 3 Results of Operations above, gross profit as a percent of sales for 1997 was 41.6% compared to 40.0% from 1996. Again, this is indicative of increased manufacturing efficiencies and favorable operating conditions.

Selling and administrative expenses were $30,851,000 or 12.6% of sales, essentially flat when compared to the 1996 level of $28,715,000 or 13.1% of sales. Net interest income was $2,610,000, up $799,000 from $1,811,000 in 1996 due to both higher cash balances and favorable interest rates. The effective tax rate remained essentially flat at 38.0% compared to 38.1% in 1996.


Liquidity and Capital Resources

Working capital was $128,725,000 at the end of the third quarter reflecting a current ratio of 2.8 compared to $119,232,000 at year end with a current ratio of 2.8. The increase in working capital was primarily attributable to the acquisition of Great Bend Industries and Gold Star Manufacturing. Cash flow from operating activities was $21,916,000 compared to $16,038,000 in the third quarter 1996, primarily reflecting the increase in earnings.

The Company is currently debt free, having paid $8,000,000 for the Industrial Revenue Bonds in the second quarter 1997. Cash and securities of $76,450,000 are less than the balance of $83,267,000 at year end by $6,817,000. This reduction reflects $27,027,000 paid for acquisitions and $8,000,000 used to pay off the IRB's.

Management expects that the Company's planned capital requirements for the remainder of 1997, which consist of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. The Company has $100,000,000 available under its multi-bank revolving credit agreement that could be utilized to meet its liquidity needs.


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


Outlook

The Company's backlog of unfilled orders increased once again to $143,037,000 compared to $117,262,000 at year end and $114,469,000 this time last year. The Company is pleased to see the continuing increased activity in the business and anticipates a good fourth quarter and full year 1997.

Part II
                               OTHER INFORMATION


Item 5.  Other Information

         None.



Item 6.  Exhibits and Reports on Form 8-K


         A.    Exhibit No.   Description                                           Page No.
               -----------   -----------                                           --------
                   (11)      Schedule setting forth computation of                 E-1
                             earnings per common share for the three
                             and nine months ended September 27, 1997
                             and September 28, 1996.

                   (27)      Financial Data Schedule (for SEC use only)

         B.    Reports on Form 8-K
               -------------------

                             No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KAYDON CORPORATION



November 4, 1997                     /s/ Lawrence J. Cawley
                                    ------------------------------------------
                                    Lawrence J. Cawley
                                    (Chairman & Chief Financial Officer)


November 4, 1997                     /s/ Stephen K. Clough
                                    ------------------------------------------
                                    Stephen K. Clough
                                    (President & Chief Executive Officer)