Form 10-K405
period 1997-12-31
KAYDON CORP
filed 1998-03-27
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         --------------------------------------------------------------


                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended DECEMBER 31, 1997

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   (No Fee Required)

                         Commission file number 0-12640


                               KAYDON CORPORATION
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                               13-3186040
    (State or other jurisdiction of incorporation or organization)           (IRS Employer ID No.)

      ARBOR SHORELINE OFFICE PARK, 19345 US 19 NORTH, CLEARWATER, FL 33764
                    (Address of principal executive offices)

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

Based on the closing sales price of March 23, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,310,496,609.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 33,020,387 as of March 23, 1998.

DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

   KAYDON CORPORATION 1997 ANNUAL REPORT TO STOCKHOLDERS - PARTS I, II AND IV

                  KAYDON CORPORATION PROXY STATEMENT - PART III

                          KAYDON CORPORATION FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                      INDEX


Part I                                                                                              Page No.
------                                                                                              --------
  Item 1.         Business                                                                            1 - 10

  Item 2.         Properties                                                                         11 - 13

  Item 3.         Legal Proceedings                                                                  13 - 15

  Item 4.         Submission of Matters to Vote of Security Holders                                     15

Part II
-------
  Item 5.         Market for the Registrant's Common Equity &
                           Related Stockholder Matters                                                  16

  Item 6.         Selected Financial Data                                                               17

  Item 7.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          17

  Item 8.         Financial Statements and Supplementary Data                                           17

  Item 9.         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                       17

Part III
--------
  Item 10.        Directors and Executive Officers of the Registrant                                    18

  Item 11.        Executive Compensation                                                                19

  Item 12.        Security Ownership of Certain Beneficial Owners
                           and Management                                                               19

  Item 13.        Certain Relationships and Related Transactions                                        19

Part IV
-------
  Item 14.        Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K

                  (a)      1.       Financial Statements                                                20
                           2.       Financial Statement Schedules                                       20
                           3.       Reference to Exhibits                                               21

                  (b)      Reports on Form 8-K                                                          21

                  Signatures                                                                            22

                  (c)      1.       Exhibit Index                                                    23 - 26
                           2.       Exhibits                                                         27 - 28

                                     PART I
                                     ------

Item 1.           BUSINESS
                  --------

         a.       General Development of Business

         Kaydon Corporation (the "Company" or "Kaydon") was formed in October 1983. The company has acquired the following operations from 1986 through 1991:

                  Kaydon Ring & Seal, Inc.                 6/30/86

                  Spirolox                                 7/17/87

                  Electro-Tec Corp.                        6/23/89

                  I.D.M. Electronics Ltd.                  6/23/89

                  Cooper Bearing Companies                12/16/91

         Kaydon has made the following acquisitions and dispositions in the past five years:

         On December 4, 1993, Cooper Roller Bearing Company Limited, a wholly owned subsidiary of Kaydon, acquired the assets of Kenyon Power Transmission Ltd. ("Kenyon") of Manchester, England. Kenyon manufactures pulleys and drive components which are complementary to their product offering. Subsequent to the purchase, Cooper moved the assets to their manufacturing facility.

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

         On February 1, 1996, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VII, Inc., purchased the assets of Victor Fluid Power Co. ("Victor") and Benton Harbor Engineering Co., Inc. ("Benton Harbor") for $10,699,000. Both companies manufacture hydraulic cylinders and fluid power components and are complimentary to Seabee Corporation which was purchased in August, 1995. The Benton Harbor facility was closed in the acquisition process with the equipment and customer order base being absorbed into Seabee and Victor. Victor is located in Granite Falls, Minnesota. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the 1996 consolidated financial statements since the date of acquisition.

         On March 11, 1997, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition Corp. V (d/b/a Seabee Corporation), purchased the assets of Gold Star Manufacturing, Inc. for $4,449,000. Gold Star is located in Laurens, Iowa.

         On May 29, 1997, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VIII, Inc. purchased the assets of Great Bend Industries, Inc. for $22,933,000. Great Bend Industries is located in Great Bend, Kansas. Both companies manufacture custom-designed cylinders and compliment the prior years' acquisitions of Seabee and Victor in the Kaydon Fluid Power Products Group. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the 1997 consolidated financial statements since the dates of acquisition.

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

Products

         Kaydon works closely with its customers to engineer the required solutions to their design problems. As a custom manufacturer, many diverse applications are served. Designed solutions are frequently unique to a single customer or application. Depending upon the nature of the application, the design may be used over a protracted time period and in large numbers, or it may be for a single use.

         The antifriction bearing products of Kaydon incorporate various types of rolling elements. The ball, tapered roller and cylindrical roller bearings manufactured by Kaydon are made in sizes ranging from approximately 1" outside diameter thin section ball bearings to heavy-duty ball bearings with an outside diameter of 180 inches. These antifriction products are fabricated from aluminum, bearing-quality steel, stainless steel or special tool steels. They often incorporate a broad range of features such as gearing, special sealing systems and mounting arrangements in combination with other mechanical components. Typical applications include large-diameter ball bearings for hydraulic cranes and excavators; thin-section ball bearings for rotating joints of industrial robots; lightweight airborne radar bearings; large-diameter aluminum roller bearings for military vehicle turret systems; and ultra high-precision roller bearings for gear box applications.

         Seabee Corporation, Victor Fluid Power, Inc., Great Bend Industries, Inc. and Gold Star Manufacturing design and manufacture hydraulic cylinders with bores ranging from 1.25" to 24" and strokes up to 50' in length. This division also provides both chrome plating and foundry products of both grey and ductile steel. In addition, Victor produces a line of high pressure pumps and valves, railroad wheel presses and hydraulic accumulators. The cylinders are used in manlifts, waste shredding machines, utility trucks, cranes, motion compensators, drill equipment and various construction equipment.

         Kaydon Ring and Seal, Inc. manufactures metallic medium and large bore-size rings for low and medium-speed internal combustion engines, steam engines, pumps and reciprocating compressors. Sealing rings are engineered with metallic and nonmetallic products used to limit the leakage of fluids and gases within engines and a wide variety of other mechanical products. Sealing rings are used in industrial applications, such as: compressors, transmissions, hydraulic and pneumatic cylinders, and commercial and military aircraft, jet engines and control apparatus applications. Shaft seals are used to seal gases or liquids usually under extreme conditions of speed, pressure or temperature. Shaft seals are fabricated from a variety of materials depending on the application.

         The filtration products of Kaydon include industrial liquid filtration systems that remove particulate and water from fuels, lubricants and hydraulic oils in applications ranging from refrigeration units to large power generation turbines; and special coalescing elements and filter housings for diesel fuel filtration in both commercial and military applications.

         Electro-Tec Corp. and I.D.M. Electronics Ltd. design and manufacture precision, high-performance slip-rings, slip-ring assemblies, capsules and related electromechanical devices to meet customers' exact needs and specifications. Slip-rings are manufactured from injection and transfer- molded plastics, aluminum and stainless steel castings, bearings and electronic components and connectors, and are sometimes subjected to an electro-deposition process. They are used to transmit electrical signals or power between the rotating and stationary members of an assembly and can be found in combat vehicles, aircraft inertial guidance systems, telecommunications satellites, aircraft targeting systems and medical diagnostic equipment.

         The Cooper Bearing Companies design and manufacture a range of split roller bearings, which include both standard and custom-designed lines. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be less desirable. The product is used in a wide range of applications but particularly those where space and ease of change are important selection criteria. With the acquisition of the assets of Kenyon Power Transmission, Cooper now manufactures pulleys and drive components, which are complimentary products.

         Industrial Tectonics Inc manufactures specialty balls from alloyed steel, plastic, tungsten carbide, glass and an assortment of other materials. These balls are used in a variety of applications including gauges, measuring devices, floats, valves, ball point pens and antifriction bearings.

         Spirolox designs, manufactures and sells retaining rings and wave springs for various markets including heavy equipment, aircraft, military, hydraulic/pneumatic and machinery applications.

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

Customers

         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1997, 1996 and 1995, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four major market groups:
Aerospace and Military Equipment, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1997, 1996 and 1995 are set forth in the following table:

                        Net Sales by Major Market Groups
                                 (in thousands)

=============================================================================================================================
                                             1997                             1996                             1995
-----------------------------------------------------------------------------------------------------------------------------
                                   Amount             %             Amount             %            Amount               %
-----------------------------------------------------------------------------------------------------------------------------
Aerospace and                     $ 45,412          13.8           $ 46,545          16.0          $ 37,921            16.5
Military Equipment
-----------------------------------------------------------------------------------------------------------------------------
Replacement Parts                  112,426          34.2            101,808          35.0            88,586            38.5
and Exports
-----------------------------------------------------------------------------------------------------------------------------
Special Industrial                  86,564          26.3             75,271          25.9            63,980            27.8
Machinery
-----------------------------------------------------------------------------------------------------------------------------
Heavy Industrial                    84,634          25.7             67,046          23.1            39,437            17.2
Equipment
-----------------------------------------------------------------------------------------------------------------------------
     Total                        $329,036         100.0%          $290,670         100.0%         $229,924           100.0%
=============================================================================================================================


         Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $25,380,000 in 1997, $22,928,000 in 1996, and
$20,040,000 in 1995, with most of such sales concentrated in Canada, Europe and Japan.

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

Manufacturing

         Kaydon manufactures virtually all of the products it sells and utilizes subcontractors only for occasional specialized services. Kaydon's products require sophisticated processes and equipment, and many of its products incorporate unique Kaydon-developed production techniques. Certain satellite and aircraft-type bearing products must meet extraordinary mechanical tolerances (for example, within 20 millionths of an inch) and some products such as slip-rings are assembled in quality-controlled "white room" conditions. Nearly all of Kaydon's products require high levels of incoming quality control and process quality control. The manufacturing equipment required for Kaydon's operations entails a relatively high level of capital investment for any given level of sales.

Suppliers

         Kaydon and its subsidiaries purchase large quantities of raw materials, mainly bearing-quality steel, special alloy steel, high-grade carbon and filter media, aluminum alloy and stainless steel castings, plastics, wire and electrical connectors, from multiple sources. Kaydon purchases large amounts of certain types of bearing-quality steel from a number of foreign and domestic suppliers. No significant supply problems have been encountered in recent years as relationships with suppliers have generally been good.

Environmental Matters

         Reference is made to "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1997 Annual Report to Stockholders which is incorporated herein by reference.

Employees

         On December 31, 1997, Kaydon employed 2,552 employees. Hourly employees at the Muskegon facilities are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 2000. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 13, 1998. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until January 26, 2000. Dexter hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, UAW, with the current collective bargaining agreement effective until November 5, 1999. The hourly employees at Granite Falls are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until October 15, 2000. The hourly employees at Great Bend are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until August 1, 2001. The remaining domestic factory employees, as well as all office employees, are non-union.

         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its level of total compensation is competitive when compared with similar jobs within the various communities in which its operations are located.

Backlog

         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $155,548,000 at December 31, 1997 and $117,262,000 at December 31, 1996. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

Competition

         Kaydon competes with divisions of SKF Industries, Dover Corporation, Parker Hannifin Corporation, Commercial Intertech Corporation,
Torrington/Fafnir, Rotek, FAG, EG&G Inc., Litton Poly-Scientific and numerous other smaller companies.

         The markets served by Kaydon are large and extremely competitive. The major domestic competitors generally produce a wide line of standard products and do not specialize in custom products. The major domestic bearing manufacturers nonetheless do offer special-engineered bearings. The markets for Kaydon's special-machined components, hydraulic cylinders, fabricated products, filters, rings and seals are very diverse. Consequently, management feels that the size of the total market for such products cannot be meaningfully estimated.

         In all of the markets served by Kaydon, the principal methods of competition involve price, product performance, engineering support and timely delivery.

         Many of Kaydon's domestic competitors are part of large, worldwide manufacturing concerns and have significantly greater financial resources. While foreign competition is intense and growing for all industrial components, the detailed engineering content and service level required by many of its customers have somewhat limited the impact of foreign competition on domestic business.

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

Item 2.           PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1997 and indicates whether the property is owned or leased:

     Location                                 Activity                        Sq. Ft.       Owned or
                                                                                             Leased
====================================================================================================================
Clearwater, FL                        Corporate Headquarters                 11,743      Leased
--------------------------------------------------------------------------------------------------------------------
Muskegon, MI                          Manufacturing Facility                232,250       Owned
(Norton Shores)
--------------------------------------------------------------------------------------------------------------------
Muskegon, MI                          Rental Property                       162,476       Owned
(Norton Shores)
--------------------------------------------------------------------------------------------------------------------
Newaygo, MI                           Rental Property                        16,800       Owned
--------------------------------------------------------------------------------------------------------------------
Dexter, MI                            Manufacturing Facility                 56,627       Owned
--------------------------------------------------------------------------------------------------------------------
Sumter, SC                            Manufacturing Facility                168,400       Owned
--------------------------------------------------------------------------------------------------------------------
Sumter, SC                            Manufacturing Facility                115,200       Owned
--------------------------------------------------------------------------------------------------------------------
Greeneville, TN                       Manufacturing Facility                 80,700       Owned
--------------------------------------------------------------------------------------------------------------------
LaGrange, GA                          Manufacturing Facility                 87,000       Owned
--------------------------------------------------------------------------------------------------------------------
Baltimore, MD                         Manufacturing Facility                725,000       Owned
--------------------------------------------------------------------------------------------------------------------
St. Louis, MO                         Manufacturing Facility                 18,500      Leased
--------------------------------------------------------------------------------------------------------------------
Blacksburg, VA                        Manufacturing Facility                111,400       Owned
--------------------------------------------------------------------------------------------------------------------
Virginia Beach, VA                    Warehouse & Offices                    38,568       Owned
--------------------------------------------------------------------------------------------------------------------
Hampton, IA                           Manufacturing Facility                298,380       Owned
--------------------------------------------------------------------------------------------------------------------
Hampton, IA                           Manufacturing Facility                 67,968       Owned
--------------------------------------------------------------------------------------------------------------------
Hampton, IA                           Warehouse                              14,400       Owned
--------------------------------------------------------------------------------------------------------------------
Hampton, IA                           Warehouse                              15,600       Owned
--------------------------------------------------------------------------------------------------------------------
Laurens, IA                           Manufacturing Facility                 42,000      Leased
--------------------------------------------------------------------------------------------------------------------
Granite Falls, MN                     Manufacturing Facility                114,000      Leased
--------------------------------------------------------------------------------------------------------------------
Great Bend, KS                        Manufacturing Facility                107,000      Leased
--------------------------------------------------------------------------------------------------------------------
Great Bend, KS                        Manufacturing Facility                 43,000      Leased
--------------------------------------------------------------------------------------------------------------------
Krefeld, Germany                      Warehouse                              10,032      Leased
--------------------------------------------------------------------------------------------------------------------
King's Lynn, England                  Manufacturing Facility                153,000       Owned
--------------------------------------------------------------------------------------------------------------------
Reading, England                      Manufacturing Facility                 26,000      Leased
--------------------------------------------------------------------------------------------------------------------
Monterrey, NL, Mexico                 Manufacturing Facility                 32,000       Owned
====================================================================================================================

         Kaydon owns the manufacturing facility and the leased building located in Muskegon (Norton Shores), the leased building located in Newaygo, the manufacturing facilities located in Dexter, Sumter, Greeneville, LaGrange, Baltimore, Blacksburg, Hampton, Monterrey, Mexico, and King's Lynn, England and the warehouses located in Hampton and Virginia Beach. The St. Louis property is leased for a term expiring July 31, 1999. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased for a term expiring September 30, 1998. The Laurens, Iowa property is leased for a term expiring December 31, 2003. Kaydon leases two properties in Great Bend, Kansas, one under a capitalized lease with the option to purchase the property for nominal consideration upon its expiration of August 1, 2004. The other Great Bend property is leased for a term expiring May 30, 1998, with four one-year renewable options which would expire May 30, 2002. The Corporate office located in Clearwater, Florida is leased for a term expiring May 31, 2001. The manufacturing facility in Granite Falls, Minnesota is leased for a term expiring January 30, 1999.

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
         Kaydon Ring and Seal, Inc.                                    June 17, 1986
            (a Delaware corporation)

         Kaydon S.A. de C.V.                                           April 10, 1987
            (a Mexico corporation)

         Electro-Tec Corp.                                             June 23, 1989
            (a Delaware corporation)

         I.D.M. Electronics Ltd.                                       June 23, 1989
            (a United Kingdom corporation)

         Cooper Roller Bearing Company Limited                         December 16, 1991
            (a United Kingdom corporation)

         Cooper Split Roller Bearing Corporation                       December 16, 1991
            (a Virginia corporation)

         Cooper Geteilte Rollenlager GmbH                              December 16, 1991
            (a Germany corporation)

         Industrial Tectonics Inc                                      January 28, 1994
            (a Delaware corporation)

         Kaydon Acquisition Corp. V
            (a Delaware corporation)
         d/b/a Seabee Corporation                                      August 31, 1995
         d/b/a Gold Star Manufacturing, Inc.                           March 11, 1997

         Kaydon Acquisition VII, Inc.
            (a Delaware corporation)
         d/b/a Victor Fluid Power, Inc.                                February 1, 1996

         Great Bend Industries, Inc.                                   May 29, 1997
            (a Delaware corporation)

Item 3.           LEGAL PROCEEDINGS

         The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter

11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit was transferred in April 1997 from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted. On September 15, 1997, in accordance with the schedule established by the judge, the Company submitted a motion to dismiss the complaint based on the statute of limitations. All motions, supporting documents and rebuttal were filed on December 15, 1997. The court has not yet ruled upon the motions. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

Item 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
              MATTERS

         a. and c.         Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in the "Quarterly Results of Operations" on page 32 of Kaydon's 1997 Annual Report to Stockholders, which is incorporated herein by reference. During 1997, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. This is the second, two-for-one split that the Company has initiated with the prior one occurring in 1992. Kaydon's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol KDN. Kaydon declared cash dividends during 1997, 1996 and 1995 as follows (on a per-share basis):

=================================================================================================================
                                           1997                          1996                          1995
=================================================================================================================
March                                     $0.07                         $0.06                         $0.055
-----------------------------------------------------------------------------------------------------------------
June                                       0.07                          0.06                          0.055
-----------------------------------------------------------------------------------------------------------------
September                                  0.07                          0.06                          0.055
-----------------------------------------------------------------------------------------------------------------
December                                   0.09                          0.07                          0.060
=================================================================================================================

Effective with the cash dividend declared in September 1997 and paid in January 1998, Kaydon adopted a plan which calls for quarterly cash dividends of $0.09 per share. This recent increase in the dividend amount reflects Kaydon Board of Directors' continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.

         b.                Holders

         The number of common equity security holders is as follows:

                                                                          Number of Holders
                                                                              of Record
Title of Class                                                         As of December 31, 1997
-------------------------------------------------------                -----------------------
Common Stock, par value $0.10 per share                                         1,349

Item 6.         SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 14 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "To Our Stockholders" on pages 2 and 3 and "Management's Discussion and Analysis" on pages 15 and 16 of Kaydon's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements and related notes included on pages 18 through 32 of Kaydon's 1997 Annual Report to Stockholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:


===============================================================================================================
         Name and Age of                                         Data Pertaining to
         Executive Officer                                       Executive Officers
===============================================================================================================
Lawrence J. Cawley (63)                        Chairman of the Board and Chief Financial Officer.
                                               Mr. Cawley was President of the Bearings Division of
                                               Kaydon Corporation from 1985 to 1987.  Mr. Cawley
                                               was elected President and Chief Executive Officer of
                                               Kaydon Corporation in 1987.  In September 1989,
                                               Mr. Cawley was elected Chairman of the Board and
                                               appointed Chief Financial Officer.  In June 1996, Mr.
                                               Cawley relinquished the position of Chief Executive
                                               Officer while retaining his position as Chairman of the
                                               Board and Chief Financial Officer.
---------------------------------------------------------------------------------------------------------------
Stephen K. Clough (44)                         President and Chief Executive Officer.   Mr. Clough
                                               joined Kaydon as Vice President of its Automotive
                                               operation in April 1986 and became Vice President
                                               and General Manager of Kaydon's Bearings Division in
                                               1987.  Mr. Clough was appointed President and Chief
                                               Operating Officer of Kaydon Corporation and was
                                               elected to the Board of Directors in September 1989.
                                               In June 1996, Mr. Clough relinquished the title of
                                               Chief Operating Officer and was, in turn, elected
                                               Chief Executive Officer.
---------------------------------------------------------------------------------------------------------------
John F. Brocci (55)                            Vice President of Administration and Secretary.  Mr.
                                               Brocci has been Vice President of Administration
                                               since joining Kaydon in March, 1989.  He was
                                               appointed Secretary in April, 1992.  Prior to joining
                                               Kaydon, he was the Operations Manager for the
                                               Sealed Power Division of SPX Corporation.
===============================================================================================================

Item 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.      1.       Financial Statements

                 The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1997 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                                        Page Number in
                                                                                        Annual Report
                                                                                        to Stockholders
                                                                                        ---------------
                 Report of Independent Public Accountants                                       17

                 Consolidated Balance Sheets
                 as of December 31, 1997 and 1996                                               18

                 Consolidated Statements of Income
                 for the years ended December 31, 1997, 1996 and 1995                           19

                 Consolidated Statements of Stockholders' Investment
                 for the years ended December 31, 1997, 1996 and 1995                           20

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1997, 1996 and 1995                           21

                 Notes to Consolidated Financial Statements                                   22 - 32

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

         b.       Reports on Form 8-K

                  No reports on Form 8-K have been filed during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaydon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KAYDON CORPORATION
                                      ------------------------------------
                                      Registrant

Date:  March 27, 1998           By:   /s/Lawrence J. Cawley
                                      ------------------------------------
                                      Chairman and Chief Financial Officer

Date:  March 27, 1998           By:   /s/Stephen K. Clough
                                      ------------------------------------
                                      Chief Executive Officer and President

Date:  March 27, 1998           By:   /s/Joseph P. Port
                                      -------------------------------------
                                      Vice President Finance and Corporate
                                      Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/Gerald J. Breen
         ---------------------------------------------
         Gerald J. Breen - Director                               March 27, 1998

         /s/Brian P. Campbell
         ---------------------------------------------
         Brian P. Campbell - Director                             March 27, 1998

         /s/Lawrence J. Cawley
         ---------------------------------------------
         Lawrence J. Cawley - Chairman                            March 27, 1998

         /s/Stephen K. Clough
         ---------------------------------------------
         Stephen K. Clough - Director                             March 27, 1998

         /s/John H.F. Haskell, Jr.
         ---------------------------------------------
         John H.F. Haskell, Jr. - Director                        March 27, 1998

                    c.       1.       Exhibits Index
                                      --------------


EXHIBIT       DESCRIPTION                                                     INCORPORATED BY REFERENCE TO
-------       -----------                                                     ----------------------------
2.1           Stock and Asset Purchase Agreement                              Exhibit 2 to Kaydon's Registration
              between Kaydon Acquisition, Inc.                                Statement on Form 8-K filed on July 15,
              (now Kaydon Ring and Seal, Inc.) and                            1986, as amended by the Registration
              Koppers Company, Inc., dated June                               Statement filed on Form 8-K on
              26, 1986.                                                       September 30, 1986 (SEC File
                                                                              No. 0-12640).

2.2           Agreement of Purchase and Sale                                  Exhibit 2 to Kaydon's Annual Report on
              between Kaydon Corporation and                                  Form 10-K for the year ended December
              TRW Automotive Products, Inc.,                                  31, 1987 (SEC File No. 0-12640).
              dated as of June 29, 1987.

2.3           Stock Purchase Agreement among                                  Exhibit 2 to Kaydon's Registration
              Kaydon Corporation, Kaydon                                      Statement on Form 8-K filed on July 7,
              Acquisition Corp. III, Kaydon                                   1989, as amended by the Registration
              Acquisition Corp. IV, KDI Holdings,                             Statement filed on Form 8-K on
              Inc. and KDI Corporation.                                       November 3, 1989 and Registration
                                                                              Statement filed on Form 8-K on
                                                                              March 27, 1990 (SEC File No. 0-12640).

2.4           Stock Purchase Agreement among                                  Exhibit 2 to Kaydon's Registration
              Kaydon Corporation, Kaydon                                      Statement on Form 8-K filed on December
              Acquisition Corp. U.K. Limited,                                 31, 1991, as amended by the
              Murray Ventures PLC and others and                              Registration Statement filed
              William Terence Blaney and others.                              on Form 8-K on February 28, 1992 (SEC File
                                                                              No. 0-12640).

2.5           Asset Purchase Agreement among                                  Exhibit 2 to Kaydon's Annual Report on
              Kaydon Corporation, Industrial                                  Form 10-K for the year ended December 31,
              Tectonics Inc and Axel Johnson, Inc.                            1994 (SEC File No. 0-12640).
              dated January 28, 1994.

2.6           Stock Purchase Agreement among                                  Exhibit 2.6 to Kaydon's Annual Report on
              Kaydon Acquisition Corp. V and the                              Form 10-K for the year ended December
              shareholders of Seabee Corporation.                             31, 1995 (SEC File No. 0-12640).


2.7           Asset Purchase Agreement among                                  Exhibit 2.7 to Kaydon's Annual Report on
              Kaydon Acquisition VII, Inc., Keynote                           Form 10-K for the year ended December
              Holding Co., Inc, Victor Fluid Power                            31, 1996 (SEC File No. 0-12640).
              Co. and Benton Harbor Engineering
              Co., Inc. dated February 1, 1996.

3.1           Certificate of Incorporation of the                             Exhibit 3 to Kaydon's Registration
              Registrant, dated October 21, 1983.                             Statement on Form S-1 (No. 2-89399).

3.2           Certificate of Amendment to the                                 Exhibit 3 to Kaydon's Registration
              Certificate of Incorporation of the                             Statement on Form S-1 (No. 2-89399).
              Registrant, dated November 23, 1983.

3.3           Certificate of Amendment to the                                 Exhibit 3 to Kaydon's Registration
              Certificate of Incorporation of the                             Statement on Form S-1 (No. 2-89399).
              Registrant, dated February 6, 1984.

EXHIBIT       DESCRIPTION                                                     INCORPORATED BY REFERENCE TO
-------       -----------                                                     ----------------------------

3.4           Certificate of Correction to the                                Exhibit 3 to Kaydon's Registration
              Certificate of Amendment to the                                 Statement on Form S-1 (No. 2-89399).
              Certificate of Incorporation of the
              Registrant, dated February 17, 1984.

3.5           Form of Restated Certificate of                                 Exhibit 3 to Kaydon's Registration
              Incorporation of the Registrant, dated                          Statement on Form S-1 (No. 2-89399).
              March 1984.

3.6           Amendment to Certificate of                                     Exhibit 3 to Kaydon's Annual Report on
              Incorporation of the Registrant, dated                          Form 10-K for the year ended
              February 24, 1987.                                              December 31, 1987 (SEC File No. 0-12640).

3.7           By-Laws of the Registrant, as adopted                           Exhibit 3 to Kaydon's Registration
              on October 27, 1983.                                            Statement on Form S-1 (No. 2-89399).

3.8           Amended By-Laws of the                                          Exhibit 3 to Kaydon's Annual Report on
              Registrant, as adopted on February 19, 1986.                    Form 10-K for the year ended
                                                                              December 31, 1985 (SEC File No. 0-12640).

3.9           Amendment to the By-Laws of the                                 Exhibit 3 to Kaydon's Annual Report on
              Registrant, dated as of September 19, 1989.                     Form 10-K for the year ended
                                                                              December 31, 1989 (SEC File No. 0-12640).


3.10          Certificate of Amendment to the                                 Exhibit 3 to Kaydon's Quarterly Report on
              Certificate of Incorporation of the                             Form 10-Q for the quarter ended March
              Registrant, dated April 27, 1992.                               28, 1992 (SEC File No. 0-12640).

4.1           Form of Stock Certificate for Kaydon                            Exhibit 3 to Kaydon's Registration
              Common Stock.                                                   Statement on Form S-1 (No. 2-89399).

4.2           Shareholders Rights Plan dated                                  Exhibit 1 to Kaydon's Registration of
              June 21, 1995.                                                  Certain Classes of Securities on Form 8-A
                                                                              filed June 28, 1995 (SEC File No. 0-12640).

10.1          Amended and Restated Revolving                                  Exhibit 4 to Kaydon's Annual Report on
              Credit and Term Loan Agreement,                                 Form 10-K for the year ended
              dated March 14, 1990.                                           December 31, 1990 (SEC File No. 0-12640).


10.2          First Amendment to the Amended and                              Exhibit 4 to Kaydon's Annual Report on
              Restated Revolving Credit and Term                              Form 10-K for the year ended
              Loan Agreement, dated February 22,                              December 31, 1991 (SEC File No. 0-12640).
              1991.


10.3          Second Amendment to the Amended                                 Exhibit 4.1 to Kaydon's Annual Report on
              and Restated Revolving Credit and                               Form 10-K for the year ended
              Term Loan Agreement, dated                                      December 31, 1994 (SEC File
              February 28, 1994.                                              No. 0-12640).

EXHIBIT       DESCRIPTION                                                     INCORPORATED BY REFERENCE TO
-------       -----------                                                     ----------------------------
10.4          Third Amendment to the Amended                                  Exhibit 4.2 to Kaydon's Annual Report on
              and Restated Revolving Credit and                               Form 10-K for the year ended
              Term Loan Agreement, dated March                                December 31, 1994 (SEC File
              29, 1994.                                                       No. 0-12640).

10.5          Letter, dated March 22, 1984,                                   Exhibit 4 to Kaydon's Registration
              whereby the Registrant undertakes to                            Statement on Form S-1 (No. 2-89399).
              furnish to the Securities and
              Exchange Commission, upon request,
              a copy of certain instruments as
              provided in Item 601(b)(4)(iii)(A) of
              Regulation S-K.

10.6          Kaydon Corporation Employee Stock                               Exhibit 10.1 to Kaydon's Annual Report
              Ownership and Thrift Plan as                                    on Form 10-K for the year ended
              amended and restated December 14,                               December 31, 1994 (SEC File No. 0-12640).
              1994 effective January 1, 1989.

10.7          Management Incentive Compensation                               Exhibit 10 to Kaydon's Registration
              Plan.                                                           Statement on Form S-1 (No. 2-89399).


10.8          Electro-Tec Corporation Employee                                Exhibit 10.2 to Kaydon's Annual Report
              Retirement Benefit Plan as amended                              on Form 10-K for the year ended
              and restated December 14, 1994                                  December 31, 1994 (SEC File
              effective July 1, 1989.                                         No. 0-12640)

10.9          Kaydon Corporation 1993 Stock                                   Exhibit A to Kaydon's Proxy Statement
              Option Plan.                                                    dated March 10, 1993.

10.10         Kaydon Corporation 1993 Non-                                    Exhibit B to Kaydon's Proxy Statement
              Employee Directors Stock Option                                 dated March 10, 1993.
              Plan.




              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS   (10.11 AND 10.12 ONLY)


10.11         Kaydon Corporation Supplemental                                 Exhibit 10.11 to Kaydon's Annual Report
              Executive Retirement Plan.                                      on Form 10-K for the year ended
                                                                              December 31, 1995 (SEC File
                                                                              No. 0-12640).

10.12         Change in Control Compensation                                  Exhibit 10.12 to Kaydon's Annual Report
              Agreements Versions A & B.                                      on Form 10-K for the year ended
                                                                              December31, 1995 (SEC File
                                                                              No. 0-12640).

EXHIBIT       DESCRIPTION                                                     INCORPORATED BY REFERENCE TO
-------       -----------                                                     ----------------------------

10.13         Fluid Power Companies Pension and                               Exhibit 4.3 to Kaydon's Registration
              Retirement Savings Plan.                                        Statement on Form S-8 (No. 333-15903),
                                                                              as amended by filing with the SEC
                                                                              pursuant to Rule 424(c) of the Securities
                                                                              Act of 1933 on November 12, 1996.

10.14         Asset Purchase Agreement among                                  Exhibit 10.14 to Kaydon's Annual Report
              Kaydon Acquisition Corp. V and the                              on Form 10-K for the year ended December
              Shareholders of Gold Star                                       31, 1997 (SEC File
              Manufacturing, Inc. dated March 11, 1997.                       No. 0-12640).

10.15         Restated Revolving Credit Agreement                             Exhibit 10.15 to Kaydon's Annual Report
              dated February 28, 1997.                                        on Form 10-K for the year ended
                                                                              December 31, 1997 (SEC File
                                                                              No. 0-12640).

10.16         Asset Purchase Agreement among                                  Exhibit 10.16 to Kaydon's Annual Report
              Kaydon Acquisition VIII, Inc. and                               on Form 10-K for the year ended
              Hein-Werner Corporation dated                                   December 31, 1997 (SEC File
              May 29, 1997.                                                   No. 0-12640).


10.17         Amended By-Laws of the Registrant,                              Exhibit 10.17 to Kaydon's Annual Report
              as adopted May 14, 1997.                                        on Form 10-K for the year ended
                                                                              December 31, 1997 (SEC File
                                                                              No. 0-12640).


13            Financial Section of Annual Report to
              Stockholders.

21            Subsidiaries of Registrant.

23            Consent of Independent Public
              Accountants.

27            Financial Data Schedule (for SEC use only)