Form 10-Q
period 1998-04-04
KAYDON CORP
filed 1998-05-18
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended April 4, 1998                      Commission File No. 0-12640
-------------------------------                      ---------------------------


                               KAYDON CORPORATION
                               ------------------

        A Delaware Corporation              IRS Employer ID No. 13-3186040
      ----------------------------        ----------------------------------

 19345 US 19 North, Clearwater, FL  33764                Phone: 813/531-1101
---------------------------------------------     ------------------------------



Kaydon Corporation:

        (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                                            Yes   X           No
                                                -----           -----

        (2)   has been subject to such filing requirements for the past 90 days.

                                            Yes   X           No
                                                -----           -----

Common Stock Outstanding at May 14, 1998 - 33,023,163 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                       FOR THE QUARTER ENDED APRIL 4, 1998

                                      INDEX
-------------------------------------------------------------------------------------------------

                                                                                         Page No.
                                                                                         --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         April 4, 1998 and December 31, 1997                                                   1

         Consolidated Condensed Statements of Income -
         Three Months Ended April 4, 1998 and March 29, 1997                                   2

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended April 4, 1998 and March 29, 1997                                   3

         Notes to Consolidated Condensed Financial Statements                              4 - 7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                     8 - 9


Part II - Other Information:

         Item 4. - Submission of Matters to a Vote of Security Holders                        10

         Item 5. - Other Information                                                          10

         Item 6. - Exhibits and Reports on Form 8-K                                           10


         Signatures                                                                           11

                               KAYDON CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------



                                             April 4, 1998     December 31, 1997
                                             -------------     -----------------
                                             (Unaudited)

Assets:
------
Cash and cash equivalents                   $ 59,225,000          $ 74,735,000
Marketable securities                         41,987,000            22,067,000
Accounts receivable, net                      51,798,000            42,690,000
Inventories, net                              64,951,000            60,548,000
Other current assets                          15,412,000            14,738,000
                                            ------------          ------------

Total current assets                         233,373,000           214,778,000


Plant and equipment, net                      93,147,000            85,510,000
Cost in excess of net tangible
  assets of purchased businesses, net         66,409,000            66,687,000
Other assets                                  19,111,000            17,010,000
                                            ------------          ------------

Total assets                                $412,040,000          $383,985,000
                                            ============          ============

Liabilities and Stockholders' Investment:
----------------------------------------
Accounts payable                            $ 15,854,000          $ 11,574,000
Accrued expenses                              53,019,000            52,782,000
Federal income tax payable                    14,995,000             6,659,000
                                            ------------          ------------

Total current liabilities                     83,868,000            71,015,000

Other long-term liabilities                   29,777,000            29,374,000
Stockholders' investment                     298,395,000           283,596,000
                                            ------------          ------------
Total liabilities and
    stockholders' investment                $412,040,000          $383,985,000
                                            ============          ============


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED

                                            April 4, 1998       March 29, 1997
                                            -------------       --------------
   Net Sales                                $ 99,109,000        $ 76,531,000


   Gross Profit                               40,468,000          31,823,000


   Operating Income                           28,260,000          21,546,000

   Interest Income, net                        1,249,000             879,000
                                            ------------        ------------

   Income before Income Taxes                 29,509,000          22,425,000

   Provision for Income Taxes                 11,214,000           8,544,000
                                            ------------        ------------


   Net Income                               $ 18,295,000        $ 13,881,000
                                            ============        ============


   Earnings Per Share:
     Basic                                  $       0.55        $       0.42
     Diluted                                $       0.55        $       0.42

   Average Common Shares Outstanding:
     Basic                                    33,006,000          32,951,000
     Diluted                                  33,265,000          33,086,000


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED

                                                        Apr 4, 1998         Mar 29, 1997
                                                       ------------        -------------
Cash flows from operating activities                   $ 18,944,000        $ 11,261,000
                                                       ------------        ------------

Cash flows from investing activities:
 Purchases of marketable securities                     (19,920,000)        (59,733,000)
 Maturities of marketable securities                              0          29,000,000
 Capital expenditures, net                              (10,867,000)         (2,396,000)
 Acquisition of businesses, net of cash acquired             11,000          (4,412,000)
                                                       ------------        ------------

 Cash used in investing activities                      (30,776,000)        (37,541,000)
                                                       ------------        ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   1,238,000             732,000
 Dividends paid                                          (2,969,000)         (2,305,000)
 Purchase of treasury stock                              (2,739,000)           (629,000)
 Payment of short term debt                                       0             (31,000)
                                                       ------------        ------------

 Cash used in financing activities                       (4,470,000)         (2,233,000)
                                                       ------------        ------------

Effect of exchange rate changes on cash
 and cash equivalents                                       792,000            (320,000)
                                                       ------------        ------------

Net decrease in cash and cash equivalents               (15,510,000)        (28,833,000)

Cash and cash equivalents - Beginning of period          74,735,000          54,443,000
                                                       ------------        ------------

Cash and cash equivalents - End of period              $ 59,225,000        $ 25,610,000
                                                       ============        ============

Cash expended for income taxes                         $  2,700,000        $  4,679,000
                                                       ============        ============

Cash expended for interest                             $     10,000        $    109,000
                                                       ============        ============



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of April 4, 1998 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.

(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:

                                      Apr 4, 1998        Dec 31, 1997
                                     ------------        ------------
         Raw Material                $22,183,000         $20,282,000
         Work in Process              22,966,000          19,424,000
         Finished Goods               19,802,000          20,842,000
                                     -----------         -----------
                                     $64,951,000         $60,548,000
                                     ===========         ===========


(4) On March 5, 1998, the Company purchased a manufacturing facility and adjacent property in Mocksville, North Carolina for $4,630,500. This facility will produce custom bearings for various commercial applications and represents additional capacity for the continuing growth of its Bearings Division. The Company anticipates limited production to commence in the third quarter, and upon reaching full production levels, to eventually employ approximately 125 people.

(5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, the comprehensive income represents net income adjusted for unrealized gains and losses on foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $974,000 and ($1,472,000), resulting in comprehensive income of $19,269,000 and $12,409,000 for the quarters ended April 4, 1998 and March 29, 1997, respectively.

(6) Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). Under these standards, basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Dilutive potential common shares include all shares which may become contractually issuable. For the Company, dilutive potential common shares are primarily comprised of shares issuable under stock option plans. All prior period earnings per share data presented has been restated to conform to this statement.

         The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the quarters presented.

                                                      Quarter Ending       Quarter Ending
                                                       April 4, 1998       March 29, 1997
                                                      --------------       --------------
         Numerators:
           Numerators for both basic
           and diluted earnings per share,
           net income                                  $ 18,295,000        $ 13,881,000
                                                       ============        ============

         Denominators:
           Denominators for basic earnings
           per share, weighted average
           common shares outstanding                     33,006,000          32,951,000

         Potential dilutive shares resulting
         from stock option plans                            259,000             135,000
                                                       ------------        ------------

         Denominator for dilutive
         earnings per share                              33,265,000          33,086,000
                                                       ============        ============

         Earnings Per Share:
         Basic                                         $        .55        $        .42
         Diluted                                       $        .55        $        .42
                                                       ============        ============

         All options were included in first quarter 1998 because the options' exercise price was less than the average market price of common shares.

         Options to purchase 416,400 shares of common stock at $21.75 per share were outstanding during the first quarter of 1997, but were not included in the computation of diluted EPS because the options' price was greater than the average market price of the common shares.

(7) The Company, together with other companies, certain former officers, and certain former directors, has been named as a co-defendant in lawsuits filed in federal court in New York in 1993. The suits purport to be class actions on behalf of all persons who have unsatisfied personal injury and property damage claims against Keene Corporation which filed for bankruptcy under Chapter 11. The premise of the suits is that assets of Keene were transferred to Bairnco subsidiaries, of which Kaydon was one in 1983, at less than fair value. The suits also allege that the Company, among other named defendants, was a successor to and alter ego of Keene. In 1994, an examiner was appointed by a bankruptcy court to examine the issues at stake. On September 23, 1994, the "Preliminary Report of the Examiner" was made public. In the report, the examiner stated that the alleged fraudulent conveyance claims against the Company appear to be time-barred by the statute of limitations, subject to certain possible exceptions which the Company does not believe are significant or factual. Although the examiner has made certain recommendations regarding a mechanism to resolve the claims against the Company, the Court has not taken any action related to the report. Nevertheless, in the Company's opinion, the report reinforces management's original view that the claims will ultimately not be sustained. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. In June 1995, the creditors' committee filed a complaint in the same bankruptcy court asserting claims against the Company similar to those previously filed. On June 12, 1996, the District and Bankruptcy Courts for the Southern District of New York entered an order confirming the plan of reorganization for Keene Corporation. As a result, the so-called transactions lawsuit was transferred in April 1997 from the Bankruptcy Court for the Southern District of New York to the District Court for that district and the stay of the transactions lawsuit was lifted. On September 15, 1997, in accordance with the schedule established by the judge, the Company submitted a motion to dismiss the complaint based on the statute of limitations. All motions, supporting documents and rebuttal were filed on December 15, 1997. The court has not yet ruled upon the motions. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $99,109,000 in the first quarter 1998, up 29.5% from $76,531,000 in the first quarter last year. Approximately 67% of the increase was contributed by the Company's base businesses while the remainder was attributed to the 1997 acquisitions in the Fluid Power Products Group. Growth in base businesses was broad based and was led by increases in the existing Fluid Power operations, in addition to across-the-board increases in the Bearings operations. The Ring and Seal Division was essentially flat from 1997 due to lower sales in industrial seals. The quarter's growth benefited from four additional shipping days in 1998 versus 1997. Without the impact of the longer schedule, base businesses growth approximated 12.5% over the first quarter last year.

Gross profit as a percent of sales decreased slightly to 40.8% from 41.6% in the first quarter of last year. The decrease resulted from the dilutive impact of the 1997 acquisitions. Without the acquisition impact, the gross profit rate would have increased slightly reflecting continued favorable operating conditions.

Selling and administrative expenses were $12,208,000, up $1,931,000 from $10,277,000 last year. Although the absolute dollars increased, expenses as a percent of sales were down to 12.3% from 13.4% in the first quarter last year. This percentage decrease is primarily attributable to slower expense growth to support the larger sales base.

Net interest income was $1,249,000, up $370,000 from $879,000 last year. This was due to higher cash balances, favorable interest rates and the repayment of all outstanding debt in April 1997.

The effective tax rate of 38.0% was flat with the 38.1% rate in first quarter 1997.

Liquidity and Capital Resources

Working capital was $149,505,000 at the end of the first quarter reflecting a current ratio of 2.8 compared to $143,763,000 at year end with a current ratio of 3.0. The increase in working capital reflects the higher sales in the first quarter 1998 over the fourth quarter 1997, yet the increase was modest relative to the higher volume. Cash flow from operating activities was $18,944,000 compared to $11,261,000 in the first quarter 1997, reflecting the increase in earnings and improved working capital. Depreciation and amortization totaled $3,698,000 compared to $3,231,000 in the first quarter 1997.

Cash and securities of $101,212,000 were up $4,410,000 over the balance at year end of $96,802,000. This increase reflects strong operating cash flow offset by $10,867,000 paid for capital expenditures.

Management expects that the Company's planned capital requirements for the remainder of 1998, which consist of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. The Company has $100,000,000 available under its multi-bank revolving credit agreement that could be utilized to meet its liquidity needs. The Company is currently debt free.

Year 2000

The Company has a plan in place to ensure its systems are compliant with the requirements to process transactions in the year 2000. The Company is also working with its venders and processing banks to ensure their systems are year 2000 compliant.

Incremental costs associated with year 2000 modifications, if any, will be expensed as incurred and are not expected to be material. Any year 2000 compliance costs associated with outside vendors and processors will be borne by those parties.

Outlook

The Company's backlog of unfilled orders increased once again to $160,404 compared to $155,548,000 at year end and $123,911,000 this time last year. The Company is pleased to see the continuing increased activity in the business and anticipates a good second quarter and full year 1998.

Part II                            OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The fourteenth Annual Stockholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 30, 1998. Represented at this meeting in person or by proxy were 28,907,720 shares of Kaydon common stock, representing 87.5% of the total outstanding as of the February 27, 1998 record date.

         The stockholders elected Gerald J. Breen, Brian P. Campbell, Lawrence
         J. Cawley, and Stephen K. Clough to serve as Directors until the 1999 Annual Meeting. The results of the votes are as follows:

              Election of Directors                      For                       Withhold
              ---------------------                --------------                  --------
              G. Breen                                 28,817,147                    90,573
              B. Campbell                              28,826,011                    81,709
              L. Cawley                                28,823,615                    84,105
              S. Clough                                28,824,553                    83,167

         There was no other official business to come before the meeting.

Item 5.  Other Information

         Effective April, 1998, Mr. John H.F. Haskell, Jr. retired from the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

     A.     Exhibit No.    Description

              (27)         Financial Data Schedule (for SEC use only)

       B.   Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KAYDON CORPORATION

May 18, 1998

                                      /s/ Stephen K. Clough
                                      ------------------------------------------
                                      (President, CEO & Chief Financial Officer)

May 18, 1998

                                      /s/ Joseph P. Port
                                      ------------------------------------------
                                      (Vice President Finance & Corporate
                                      Controller)