Form 10-Q
period 1998-07-04
KAYDON CORP
filed 1998-08-14
CIK 740694

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



For Quarter Ended July 4, 1998                     Commission File No. 0-12640


                               KAYDON CORPORATION


         A Delaware Corporation                   IRS Employer ID No. 13-3186040

 19345 US 19 North, Clearwater, FL  33764               Phone: 727/531-1101





Kaydon Corporation:

      (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                              Yes   X           No_____

      (2)   has been subject to such filing requirements for the past 90 days.

                              Yes   X           No_____

Common Stock Outstanding at August 10, 1998 - 32,535,814 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                       FOR THE QUARTER ENDED JULY 4, 1998


                                      INDEX


                                                                        Page No.

Part I - Financial Information:

      Consolidated Condensed Balance Sheets -
      July 4, 1998 and December 31, 1997                                       1

      Consolidated Condensed Statements of Income -
      Three Months and Six Months Ended July 4, 1998
      and June 28, 1997                                                        2

      Consolidated Condensed Statements of Cash Flows -
      Six Months Ended July 4, 1998 and June 28, 1997                          3

      Notes to Consolidated Condensed Financial Statements                 4 - 7

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                       8 - 10



Part II - Other Information:

      Item 5. - Other Information                                             11

      Item 6. - Exhibits and Reports on Form 8-K                              11


      Signatures                                                              12

                               KAYDON CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 July 4, 1998     December 31, 1997
                                                 ------------       ------------
                                                  (Unaudited)
Assets:
Cash and cash equivalents                        $ 52,118,000       $ 74,735,000
Marketable securities                              44,572,000         22,067,000
Accounts receivable, net                           56,804,000         42,690,000
Inventories, net                                   68,266,000         60,548,000
Other current assets                               14,444,000         14,738,000
                                                 ------------       ------------

Total current assets                              236,204,000        214,778,000


Plant and equipment, net                           95,934,000         85,510,000
Cost in excess of net tangible
  assets of purchased businesses, net              65,838,000         66,687,000
Other assets                                       19,003,000         17,010,000
                                                 ------------       ------------

Total assets                                     $416,979,000       $383,985,000
                                                 ============       ============

Liabilities and Stockholders' Investment:
Accounts payable                                 $ 17,077,000       $ 11,574,000
Accrued expenses                                   62,665,000         52,782,000
Federal income tax payable                          4,928,000          6,659,000
                                                 ------------       ------------

Total current liabilities                          84,670,000         71,015,000

Other long-term liabilities                        30,180,000         29,374,000
Stockholders' investment                          302,129,000        283,596,000
                                                 ------------       ------------
Total liabilities and
    stockholders' investment                     $416,979,000       $383,985,000
                                                 ============       ============

See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      July 4, 1998       June 28, 1997      July 4, 1998       June 28, 1997
                                      ------------       ------------       ------------       ------------
Net sales                             $ 99,548,000       $ 84,454,000       $198,657,000       $160,985,000

Gross profit                            40,614,000         35,574,000         81,082,000         67,397,000

Operating income                        29,190,000         24,769,000         57,450,000         46,315,000

Interest income, net                     1,198,000            884,000          2,447,000          1,763,000
                                      ------------       ------------       ------------       ------------


Income before income taxes              30,388,000         25,653,000         59,897,000         48,078,000

Provision for income taxes              11,547,000          9,749,000         22,761,000         18,293,000
                                      ------------       ------------       ------------       ------------


Net income                            $ 18,841,000       $ 15,904,000       $ 37,136,000       $ 29,785,000
                                      ============       ============       ============       ============


Weighted Average Common Shares:
  Basic                                 32,912,000         32,974,000         32,939,000         32,960,000
  Diluted                               33,169,000         33,124,000         33,195,000         33,106,000


Earnings Per Share:
  Basic                               $       0.57       $       0.48       $       1.13       $       0.90
  Diluted                             $       0.57       $       0.48       $       1.12       $       0.90

See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED

                                                       July 4, 1998        June 28, 1997
                                                       ------------        ------------
Cash flows from operating activities                   $ 24,161,000        $ 22,335,000
                                                       ------------        ------------

Cash flows from investing activities:
 Purchases of marketable securities                     (44,956,000)        (60,286,000)
 Maturities of marketable securities                     22,451,000          68,947,000
 Capital expenditures, net                              (16,725,000)         (5,514,000)
 Acquisition of businesses, net of cash acquired             82,000         (27,165,000)
                                                       ------------        ------------

 Cash used in investing activities                      (39,148,000)        (24,018,000)
                                                       ------------        ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   4,110,000             884,000
 Dividends paid                                          (5,941,000)         (6,921,000)
 Purchase of treasury stock                              (6,667,000)           (645,000)
 Payment of debt                                                  0          (8,031,000)
                                                       ------------        ------------

 Cash used in financing activities                       (8,498,000)        (14,713,000)
                                                       ------------        ------------

Effect of exchange rate changes on cash
 and cash equivalents                                       868,000             (13,000)
                                                       ------------        ------------

Net decrease in cash and cash equivalents               (22,617,000)        (16,409,000)

Cash and cash equivalents - Beginning of period          74,735,000          54,443,000
                                                       ------------        ------------

Cash and cash equivalents - End of period              $ 52,118,000        $ 38,034,000
                                                       ============        ============

Cash expended for income taxes                         $ 23,388,000        $ 19,450,000
                                                       ============        ============

Cash expended for interest                             $     24,000        $    139,000
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


(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of July 4, 1998 and the results of its operations and its cash flows for the six months then ended. However, interim results are not necessarily indicative of results of a full year.


(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:


                                             July 4, 1998           Dec 31, 1997
                                             -----------             -----------
Raw Material                                 $25,182,000             $20,282,000
Work in Process                               23,942,000              19,424,000
Finished Goods                                19,142,000              20,842,000
                                             -----------             -----------
                                             $68,266,000             $60,548,000
                                             ===========             ===========

(4) On March 5, 1998, the Company purchased a manufacturing facility and adjacent property in Mocksville, North Carolina for $4,630,500. Year to date, with equipment, a total of $8,077,000 has been invested. This facility will produce custom bearings for various commercial applications and represents additional capacity for the continuing growth of the Bearings Division. Limited production started late in the second quarter.


(5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, the comprehensive income represents net income adjusted for unrealized gains and losses on foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $118,000 and $661,000, resulting in comprehensive income of $18,565,000 and $16,565,000 for the quarters ended July 4, 1998 and June 28, 1997, respectively. On a six month basis, other comprehensive income, net of tax, was approximately $1,092,000 for 1998 versus a net loss of $811,000 for 1997, resulting in year to date comprehensive income of $38,228,000 and $28,974,000 for the quarters ended July 4, 1998 and June 28, 1997, respectively.


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

                                               Quarter Ending      Quarter Ending
                                                July 4, 1998        June 28, 1997
                                                 -----------         -----------
Numerators:
  Numerators for both basic
  and diluted earnings per share,
  net income                                     $18,841,000         $15,904,000
                                                 ===========         ===========
Denominators:
  Denominators for basic earnings
  per share, weighted average
  common shares outstanding                       32,912,000          32,974,000

Potential dilutive shares resulting
from stock option plans                              257,000             150,000
                                                 -----------         -----------
Denominator for dilutive
earnings per share                                33,169,000          33,124,000
                                                 ===========         ===========
Earnings Per Share:
Basic                                            $       .57         $       .48
Diluted                                          $       .57         $       .48
                                                 ===========         ===========

      All options were included in second quarter 1998 and 1997 because the options' exercise price was less than the average market price of common shares.


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

      In June, 1996 the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter in which four persons died. The grand jury has requested and received documents and records relating to a bearing manufactured by Kaydon and used in the Sikorsky helicopter. In addition, the Defense Logistics Agency of the Defense Contract Management Command and a "Mishap Board" led by Sikorsky Aircraft Corporation with participation from certain Federal agencies alleged that product quality problems or deficiencies exist with respect to the bearing product used in the Sikorsky helicopter described above. The Company was excluded from participation on this "Mishap Board", however, it independently evaluated the available evidence and refuted the "Mishap Board" findings in its report submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky personnel, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. Management believes it has meritorious defenses against any claims.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Kaydon Corporation and subsidiaries (the "Company") reported record sales of $99,548,000 in the second quarter 1998, up 17.9% from $84,454,000 in the second quarter last year. Base business growth excluding the impact of certain acquisitions remained strong, up 13.8%, the fifth consecutive quarter the rate of internal growth increased. The internal business growth was broad based and was led by the Fluid Power Products Group.

Gross profit for the quarter was consistent with the first quarter of 1998 at 40.8% compared to 42.1% in the second quarter of last year. The lower gross margin rate reflects the growth of the Fluid Power Products Group as a percent of the total Company's sales. In general, gross margins within the Fluid Power Products Group have been at a lower rate.

Selling and administrative expenses were $11,424,000, up $619,000 from $10,805,000 last year. Although the absolute dollars increased, expenses as a percent of sales were down to 11.5% from 12.8%. This percentage decrease is primarily attributed to slower expense growth to support the larger sales base.

Net interest income was $1,198,000, up $314,000 from $884,000 last year. This was due to higher cash balances and slightly higher rates over second quarter 1997.

Net income for the quarter totaled $18,841,000, with return on sales at 18.9% and earnings per share on a diluted basis at $.57. Relative to the second quarter 1997, net income and EPS increased 18.5% and 18.8%, respectively.

The effective tax rate of 38.0% was flat with second quarter of 1997.


Six Months 1998 to 1997:

Sales for the six months of 1998 were $198,657,000, an increase of 23.4% over last year's $160,985,000. Year to date net earnings were $37,136,000, a gain of 24.7% over the 1997 earnings of $29,785,000. Earnings per share were up 24.4% on a diluted basis at $1.12 versus $0.90 last year.

Gross margins followed the same trend year to date at 40.8% versus 41.9% last year. This change is due to the dilutive effect of the Fluid Power Products Group as it grew as a percent of the Company's total sales.

Selling and administrative expenses were $23,632,000, up $2,550,000 from $21,082,000 in 1997. The absolute dollars are larger but in percentage terms 1998 is 11.9% of sales versus 13.1% for the six month period in 1997. This decrease is attributed to slower expense growth to support a larger sales base.


Liquidity and Capital Resources:

Working capital was $151,534,000 at the end of the second quarter reflecting a current ratio of 2.8 compared to $143,763,000 at year end with a current ratio of 3.0. The increase in working capital was primarily due to increased inventories and receivables in support of higher sales levels.

Cash and securities of $96,690,000 remained virtually flat with year end at $96,802,000. During the quarter the Company repurchased 317,700 shares of stock in the open market for $11,398,000, of which $3,147,000 was settled in the quarter. There remains 2,565,385 shares of stock to be purchased of the original 6,000,000 authorized by the Board of Directors. A total of 335,109 shares were purchased in the second quarter. In addition, net capital spending for plant and equipment in the quarter was $5,858,000, while year to date spending was $16,725,000. The capital expenditures support internal expansions within existing product lines, including the purchase of a new manufacturing facility in Mocksville, North Carolina and expansion of the Monterey, Mexico plant.

During the second quarter, additional capital expenditures were authorized totaling approximately $2,000,000 to expand the existing manufacturing capacity for industrial bearings in Monterey, Mexico. The additional capacity should be operational late in the fourth quarter 1998.

Management expects that the Company's planned capital requirements for the remainder of 1998, which consist of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. The Company has $100,000,000 available under its multi-bank revolving credit agreements that could be utilized to meet liquidity needs. The Company is currently debt free.


Year 2000

The Company has a plan in place to ensure its systems are compliant with the requirements to process transactions in the year 2000. The Company is also working with its vendors and processing banks to ensure their systems are year 2000 compliant.

Incremental costs associated with the year 2000 modifications, if any, will be expensed as incurred and are not expected to be material. Any year 2000 compliance costs associated with outside vendors and processors will be borne by the parties.

Outlook

The backlog of unshipped orders entering the Company's seasonally lowest quarter was essentially unchanged at $159,747,000 compared to $160,404,000 at the end of the first quarter of 1998. The additional capacity from expansions and continued strength in base business should provide operating flexibility and a sound basis for long-term growth. The Company continues to be confident with operating levels in the forthcoming quarter, and while seeing some increasing softness in orders for the semiconductor equipment market, the Company continues to expect growth for the remainder of the year.

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected.

Part II                         OTHER INFORMATION

Item 5.     Other Information

            Effective June 24, 1998, Mr. Stephen K. Clough resigned as President and Chief Executive Officer of the Company. Mr. Lawrence J. Cawley was elected Chief Executive Officer by the Company's Board of Directors.


Item-6.     Exhibits and Reports on Form 8-K

       A.   Exhibit No.   Description

                (27)      Financial Data Schedule (for SEC use only)


       B.   Reports on Form 8-K

            On June 29, 1998, the Company filed a Form 8-K reporting the resignation of the Company's President and Chief Executive Officer. The Company's current Chairman was elected Chief Executive Officer, President and Chief Financial Officer by the Board of Directors at the Board meeting on June 24, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KAYDON CORPORATION


August 14, 1998            /s/ Lawrence J. Cawley
                           --------------------------------
                           Lawrence J. Cawley
                           (Chairman, CEO, President, & Chief Financial Officer)



August 14, 1998            /s/ Joseph P. Port
                           --------------------------------
                           Joseph P. Port
                           (Vice President Finance & Corporate Controller)