Form 10-K405
period 1998-12-31
KAYDON CORP
filed 1999-03-29
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended DECEMBER 31, 1998

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

        Registrant's telephone number, including area code (727) 531-1101


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 22, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $869,073,214.

The number of shares outstanding of the registrant's common stock, $0.10 par value was 31,892,595 as of March 22, 1999.

DOCUMENTS INCORPORATED BY REFERENCE AND THE PART(S) OF THIS FORM 10-K INTO WHICH EACH DOCUMENT IS INCORPORATED:

  KAYDON CORPORATION 1998 ANNUAL REPORT TO SHAREHOLDERS - PARTS I, II AND IV
  --------------------------------------------------------------------------

                 KAYDON CORPORATION PROXY STATEMENT - PART III
                 ---------------------------------------------

                      KAYDON CORPORATION FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1998
                                     INDEX

                                                                                                   Page No.
Part I                                                                                             --------
------
  Item 1.         Business                                                                          1 - 11

  Item 2.         Properties                                                                       12 - 14

  Item 3.         Legal Proceedings                                                                14 - 17

  Item 4.         Submission of Matters to Vote of Security Holders                                     17

Part II
-------
  Item 5.         Market for the Registrant's Common Equity &
                           Related Shareholder Matters                                                  18

  Item 6.         Selected Financial Data                                                               19

  Item 7.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          19

  Item 8.         Financial Statements and Supplementary Data                                           19

  Item 9.         Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure                                     19

Part III
--------
  Item 10.        Directors and Executive Officers of the Registrant                               20 - 21

  Item 11.        Executive Compensation                                                                21

  Item 12.        Security Ownership of Certain Beneficial Owners
                           and Management                                                               21

  Item 13.        Certain Relationships and Related Transactions                                        21

Part IV
-------
  Item 14.        Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K

                  (a)      1.       Financial Statements                                                22
                           2.       Financial Statement Schedules                                       22
                           3.       Reference to Exhibits                                               23

                  (b)      Reports on Form 8-K                                                          23

                  Signatures                                                                            24

                  (c)      1.       Exhibit Index                                                  25 - 28
                           2.       Exhibits                                                       29 - 30


                                     PART I

Item 1.  BUSINESS

         a.  General Development of Business

         Kaydon Corporation (the "Company" or "Kaydon") was formed in October 1983. The company has acquired the following operations from 1986 through 1993:

                  Kaydon Ring & Seal, Inc.                6/30/86
                  Spirolox                                7/17/87
                  Electro-Tec Corp.                       6/23/89
                  I.D.M. Electronics Ltd.                 6/23/89
                  Cooper Bearing Companies               12/16/91
                  Kenyon Power Transmission Ltd.         12/04/93

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

         On August 31, 1995, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition Corp. V, purchased the stock of Seabee Corporation for approximately $22,753,000, net of cash received. Seabee, located in Hampton, Iowa, is a manufacturer of large hydraulic cylinders and alloy steel castings. This acquisition was accounted for using the purchase method of accounting.

         On February 1, 1996, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VII, Inc., purchased the assets of Victor Fluid Power Co. ("Victor") and Benton Harbor Engineering Co., Inc. ("Benton Harbor") for $10,699,000. Both companies manufacture hydraulic cylinders and fluid power components and are complementary to Seabee Corporation which was purchased in August, 1995. The Benton Harbor facility was closed in the acquisition process with the equipment and customer order base being absorbed into Seabee and Victor. Victor is located in Granite Falls, Minnesota. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the 1996 consolidated financial statements since the date of acquisition.

         On March 11, 1997, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition Corp. V (d/b/a Seabee Corporation), purchased the assets of Gold Star Manufacturing, Inc. for $4,449,000. Gold Star is located in Laurens, Iowa.

         On May 29, 1997, Kaydon Corporation, through its wholly owned subsidiary, Kaydon Acquisition VIII, Inc. purchased the assets of Great Bend Industries, Inc. for $22,933,000. Great Bend Industries is located in Great Bend, Kansas. Both companies manufacture custom-designed cylinders and complement the prior years' acquisitions of Seabee and Victor. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the 1997 consolidated financial statements since the dates of acquisition.

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

         The Company operates through individual operating units which serve four key market sectors. The market sectors the Company serves have similar economic characteristics and attributes which include similar products, distribution processes and classes of customers. Generally, products are sold into more than one market sector. As a result, the Company aggregates its operating units into a single segment of Custom-Engineered Products.

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

         Kaydon designs and manufactures hydraulic cylinders with bores ranging from 1.25" to 24" and strokes up to 50' in length. The Company also provides both chrome plating and foundry products of both grey and ductile steel. In addition, the Company produces a line of high pressure pumps and valves, railroad wheel presses and hydraulic accumulators. The cylinders are used in manlifts, waste shredding machines, utility trucks, cranes, motion compensators, drill equipment and various construction equipment.

         Kaydon manufactures metallic medium and large bore-size rings for low and medium-speed internal combustion engines, steam engines, pumps and reciprocating compressors. Sealing rings are engineered with metallic and nonmetallic products used to limit the leakage of fluids and gases within engines and a wide variety of other mechanical products. Sealing rings are used in industrial applications, such as: compressors, transmissions, hydraulic and pneumatic cylinders, and commercial and military aircraft, jet engines and control apparatus applications. Shaft seals are used to seal gases or liquids usually under extreme conditions of speed, pressure or temperature. Shaft seals are fabricated from a variety of materials depending on the application.

         Kaydon's filtration products include industrial liquid filtration systems that remove particulate and water from fuels, lubricants and hydraulic oils in applications ranging from refrigeration units to large power generation turbines; and special coalescing elements and filter housings for diesel fuel filtration in both commercial and military applications.

         Kaydon designs and manufactures precision, high-performance slip-rings, slip-ring assemblies, capsules and related electromechanical devices to meet customers' exact needs and specifications. Slip-rings are manufactured from injection and transfer-molded plastics, aluminum and stainless steel castings, bearings and electronic components and connectors, and are sometimes subjected to an electro-deposition process. They are used to transmit electrical signals or power between the rotating and stationary members of an assembly and can be found in combat vehicles, aircraft inertial guidance systems, telecommunications satellites, aircraft targeting systems and medical diagnostic equipment.

         Kaydon designs and manufactures a range of split roller bearings, which include both standard and custom-designed lines. Split bearings are designed specifically to aid the customer in solving problems where the application of full round bearings would be less desirable. The product is used in a wide range of applications but particularly those where space and ease of change are important selection criteria. The Company also manufactures pulleys and drive components, which are complementary products.

         Kaydon manufactures specialty balls from alloyed steel, plastic, tungsten carbide, glass and an assortment of other materials. These balls are used in a variety of applications including gauges, measuring devices, floats, valves, ball point pens and antifriction bearings. The Company also designs, manufactures and sells retaining rings and wave springs for various markets including heavy equipment, aircraft, military, hydraulic/pneumatic and machinery applications.

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

Customers

         Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1998, 1997 and 1996, sales to no single customer exceeded 10% of total sales.

         Customers can generally be divided into four market sectors: Aerospace and Military Equipment, Replacement Parts and Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these customer groups for 1998, 1997 and 1996 are set forth in the following table:


                          Net Sales by Market Sectors
                                (in thousands)


                                  1998                           1997                         1996
                         --------------------          ---------------------        ----------------------
                          Amount          %             Amount           %           Amount            %

Aerospace and            $ 50,593        13.4          $ 45,412         13.8        $ 46,545          16.0
Military Equipment

Replacement Parts         113,427        30.2           112,426         34.2         101,808          35.0
and Exports

Special Industrial         99,710        26.5            86,564         26.3          75,271          25.9
Machinery

Heavy Industrial          112,442        29.9            84,634         25.7          67,046          23.1
Equipment

     Total               $376,172       100.0%         $329,036        100.0%       $290,670         100.0%
                         ========       =====          ========        =====        ========         =====


A recap of each market sector follows:

Aerospace and Military Equipment:

         The typical end use for products sold into the Aerospace and Military Equipment market sector includes commercial and military satellite equipment, military and commercial aircraft, and radar and ordinance equipment. The value added products sold into these markets include but are not limited to aircraft jet engine shaft seals and sealing rings, radar and fire control custom bearings, helicopter and gear box assembly bearings, military vehicle fuel filter systems, aircraft landing wheel brake bearings, tank turbine engine shaft seals, military turret azimuth and elevation bearings, and slip-rings and assemblies. The economic factors which impact sales into these markets are primarily domestic aircraft levels, including maintenance, and aircraft and defense spending for selected equipment programs.

Replacement Parts and Exports:

         The typical end use for products sold into the Replacement Parts and Exports market sector includes replacement parts sold to major equipment users, the U.S. Government and through distributors, plus all export sales. The value added products sold into these markets include but are not limited to railroad diesel replacement piston ring sets, spare bearings, filter elements and shaft seals for military equipment, distributor replacement bearings and filter elements for original equipment applications, and slip-rings and assemblies. The economic factors which impact sales into these markets are primarily stable with minor sensitivity to industrial production levels.

         Replacement parts are sold mainly through specialized distributors. Kaydon had export sales of $26,845,000 in 1998, $25,380,000 in 1997, and
$22,928,000 in 1996, with most of such sales concentrated in Canada, Europe and Japan.

Special Industrial Machinery:

         The typical end use for products sold into the Special Industrial Machinery market sector includes machine tools, material handling equipment, semi-conductor manufacturing equipment, medical diagnostic equipment, large air and gas compressors, off-shore oil rig platforms, and robotic equipment. The value added products sold into these markets include but are not limited to robotic manipulator bearings, gas transmission line compressor piston and sealing rings, air conditioning compressor filters, printing machine roll bearings, medical scanner bearing systems, hydraulic cylinders, diesel engine piston ring sets, slip-rings and assemblies, and hydraulic actuators for drilling platforms and rescue devices. The economic factors which impact sales into these markets are primarily domestic industrial production levels and capital spending.

Heavy Industrial Equipment:

         The typical end use for products sold into the Heavy Industrial Equipment market sector includes construction equipment, mining equipment, forestry equipment, and oil field and power generation equipment. The value added products sold into these markets include but are not limited to hydraulic excavator swing bearings, off-road equipment, hydraulic filter elements, power generation lubrication oil filter units, sealing rings, piston rings, slip-rings and assemblies, and hydraulic cylinders for construction equipment. The economic factors which impact sales into these markets are primarily the domestic level of new industrial equipment and construction spending, domestic electric power generation, and petroleum product exploration and production levels.

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

Environmental Matters

         Reference is made to "Management's Discussion and Analysis" on pages 23 through 27 of Kaydon's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Employees

         On December 31, 1998, Kaydon employed 2,683 employees. Hourly employees at the Muskegon facilities are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 2000. The Baltimore hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 9, 2001. Greeneville hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until January 26, 2000. Dexter hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, UAW, with the current collective bargaining agreement effective until November 5, 1999. The hourly employees at Granite Falls are represented by the

International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until October 15, 2000. The hourly employees at Great Bend are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until August 1, 2001. The remaining domestic factory employees, as well as all office employees, are non-union.

         Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its level of total compensation is competitive when compared with similar jobs within the various communities in which its operations are located.

Backlog

         Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon's backlog was $145,311,000 at December 31, 1998 and $155,548,000 at December 31, 1997. Based
on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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



         d.  Information About International Operations


         Information with respect to operations by geographic area appears in
Note 12, "Business Segment Information" of the Notes to Consolidated Financial Statements set forth on page 42 of the Annual Report to Shareholders, which is incorporated herein by reference. Fluctuating exchange rates and factors beyond the control of the Company, such as tariffs and foreign economic policies, may affect future results of foreign operations.

Item 2.  PROPERTIES

         The following chart lists the principal locations, activity (use) and square footage of Kaydon's most significant facilities as of December 31, 1998 and indicates whether the property is owned or leased:

                                                                                           Owned or
    Location                                Activity                         Sq. Ft.        Leased
---------------------                 ----------------------                ---------      --------

Ann Arbor, MI                         Corporate Headquarters                  10,654        Leased
Clearwater, FL                        Corporate Headquarters                  11,743        Leased
Muskegon, MI                          Manufacturing Facility                 232,250         Owned
(Norton Shores)
Muskegon, MI                          Rental Property                        162,476         Owned
(Norton Shores)
Mocksville, NC                        Manufacturing Facility                 130,000         Owned
Dexter, MI                            Manufacturing Facility                  56,627         Owned
Sumter, SC                            Manufacturing Facility                 168,400         Owned
Sumter, SC                            Manufacturing Facility                 115,200         Owned
Greeneville, TN                       Manufacturing Facility                  80,700         Owned
LaGrange, GA                          Manufacturing Facility                  87,000         Owned
Baltimore, MD                         Manufacturing Facility                 725,000         Owned
St. Louis, MO                         Manufacturing Facility                  18,500        Leased
Blacksburg, VA                        Manufacturing Facility                 111,400         Owned
Virginia Beach, VA                    Warehouse & Offices                     38,568         Owned
Hampton, IA                           Manufacturing Facility                 298,380         Owned
Hampton, IA                           Manufacturing Facility                  67,968         Owned
Hampton, IA                           Warehouse                               14,400         Owned
Hampton, IA                           Warehouse                               15,600         Owned
Laurens, IA                           Manufacturing Facility                  42,000        Leased
Granite Falls, MN                     Manufacturing Facility                 114,000        Leased
Great Bend, KS                        Manufacturing Facility                 107,000        Leased
Great Bend, KS                        Manufacturing Facility                  43,000        Leased
Krefeld, Germany                      Warehouse                               10,032        Leased
King's Lynn, England                  Manufacturing Facility                 153,000         Owned
Reading, England                      Manufacturing Facility                  26,000        Leased
Monterrey, NL, Mexico                 Manufacturing Facility                  32,000         Owned


         Kaydon owns the manufacturing facility and the leased building located in Muskegon (Norton Shores), the manufacturing facilities located in Dexter, Sumter, Greeneville, LaGrange, Baltimore, Blacksburg, Hampton, Mocksville, Monterrey, Mexico, and King's Lynn, England and the warehouses located in Hampton and Virginia Beach. The St. Louis property is leased for a term expiring July 31, 1999. The property in Reading, England, is leased for a term expiring May 1, 2009. The Krefeld, Germany property is leased on a monthly basis. The Laurens, Iowa property is leased for a term expiring December 31, 2003. Kaydon leases two properties in Great Bend, Kansas, one under a capitalized lease with the option to purchase the property for nominal consideration upon its expiration of August 1, 2004. The other Great Bend property is leased for a term expiring May 30, 1999, with three one-year renewable options which would expire May 30, 2002. The manufacturing facility in Granite Falls, Minnesota is leased for a term expiring January 30, 1999. The Corporate office located in Clearwater, Florida is leased for a term expiring May 31, 2001.

         Effective May 15, 1999, the Corporate office for Kaydon Corporation will relocate to the leased property in Ann Arbor, Michigan. The Corporate office located in Ann Arbor, Michigan is leased for a term expiring October 31, 2002.

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

         Industrial Tectonics Inc                             January 28, 1994
            (a Delaware corporation)

         Kaydon Acquisition Corp. V
            (a Delaware corporation)
         d/b/a Seabee Corporation                             August 31, 1995
         d/b/a Gold Star Manufacturing, Inc.                  March 11, 1997

         Kaydon Acquisition VII, Inc.
            (a Delaware corporation)
         d/b/a Victor Fluid Power, Inc.                       February 1, 1996

         Great Bend Industries, Inc.                          May 29, 1997
            (a Delaware corporation)



Item 3.  LEGAL PROCEEDINGS

         In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy Proceeding of Keene

Corporation ("Keene"). That action, identified as the "Transactions Lawsuit", asserted claims against the Company arising from the Company's 1983 acquisition of certain assets of Keene, and Bairnco Corporation's 1984 spin-off of the Company's common stock. As originally filed, the Transactions Lawsuit alleged claims against the Company under state fraudulent conveyance laws, tort claims under successor liability law, and civil RICO claims. The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The RICO claims sought trebling of those damages. The claims asserted in the Transactions Lawsuit are similar to, and supplant, claims previously asserted in certain class actions brought against the Company in 1993, purportedly on behalf of certain persons with asbestos-related claims against Keene. In 1997, in connection with the Bankruptcy Court's confirmation of Keene's Plan of Reorganization, the Keene Creditors Trust was created to, among other things, prosecute this lawsuit, and the Trustees of that Trust were substituted as the plaintiffs in place of the Keene Creditors Committee. In addition, the case was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York. Subsequently, the Company and certain other defendants filed motions to dismiss the complaint for failure to state a claim, and for summary judgment on the grounds that the fraudulent conveyance claims and certain related causes of action were barred by the statute of limitations. On October 13, 1998, the Court granted in part and denied in part the Company's motion to dismiss the complaint, and denied the Company's motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company's motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco's 1984 spin-off of the Company's common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company's motion to dismiss the successor liability claim, but noted the plaintiffs' ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim. On October 29, 1998, the Company filed a motion for reargument of the Court's ruling that the plaintiffs' claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. On January 5, 1999, the Court issued a decision on the Company's motion for reargument, which granted the Company's motion for reargument with regard to the plaintiffs' claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company's motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company's motions, the only claims remaining against the Company are plaintiffs' claims for actual fraudulent conveyance and for successor liability. In addition, there is on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and discovery is in its preliminary stages. In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco and its other subsidiaries and former subsidiaries remain as defendants in the case. Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management further believes that the outcome of this litigation will not have a material adverse effect on the Company's financial position.

         In June 1996, the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a "Mishap Board" led by Sikorsky Aircraft Corporation alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon was excluded from participation on this "Mishap Board". However, it has independently evaluated the available evidence and refuted the "Mishap Board" findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General's Report (the "JAG Report") and the Naval Air Systems Command "First Endorsement" to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. The findings contained in the JAG Report, management believes, reaffirm the position that the bearing was not the causative action in the May 9, 1996 accident. Management believes it has meritorious defenses against any claims. Management further believes the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

         Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER MATTERS


         a. and c.  Market Information and Dividends

         Information regarding the market price of Kaydon's common stock appears in the "Financial History" section on page 46 of Kaydon's 1998 Annual Report to Shareholders, which is incorporated herein by reference. During 1997, the Company effected a two-for-one stock split; accordingly, all applicable financial data has been restated to reflect the split. This is the second, two-for-one split that the Company has initiated with the prior one occurring in 1992. Kaydon's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol KDN. Kaydon declared cash dividends during 1998, 1997 and 1996 as follows (on a per-share basis):

                                            1998                        1997                        1996
                                           -----                       -----                       -----
March                                      $0.09                       $0.07                       $0.06
June                                        0.09                        0.07                        0.06
September                                   0.09                        0.07                        0.06
November                                    0.10                        0.09                        0.07


Effective with the cash dividend declared in November 1998 and paid in January 1999, Kaydon adopted a plan which calls for quarterly cash dividends of $0.10 per share. This recent increase in the dividend amount reflects Kaydon Board of Directors' continuing confidence in the growing financial strength of the Company and their expectation of continued earnings growth.

         b.  Holders

         The number of common equity security holders is as follows:


                                                                           Number of Holders
                                                                               of Record
Title of Class                                                          As of December 31, 1998
---------------------------------------                                 -----------------------
Common Stock, par value $0.10 per share                                         1,286

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on pages 46 and 47 and "Management's Discussion and Analysis" on pages 23 through 27 of Kaydon's 1998 Annual Report to Shareholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "To Our Shareholders" on pages 4 through 7 and "Management's Discussion and Analysis" on pages 23 through 27 of Kaydon's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

         a.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements and related notes included on pages 28 through 44 of Kaydon's 1998 Annual Report to Shareholders, which is incorporated herein by reference. Financial statement schedules are included in Part IV of this filing.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Kaydon is included in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:


   Name and Age of                                                        Data Pertaining to
  Executive Officer                                                       Executive Officers
  -----------------                            ---------------------------------------------------------------------------
Lawrence J. Cawley (64)                        Chairman of the Board. Mr. Cawley was President of the Bearings Division of
                                               Kaydon Corporation from 1985 to 1987. He was elected President and Chief
                                               Executive Officer of Kaydon Corporation in 1987. In September 1989, Mr. Cawley
                                               was elected Chairman of the Board and appointed Chief Financial Officer. In
                                               June 1996, Mr. Cawley relinquished the position of Chief Executive Officer while retaining his position as Chairman of the Board and Chief Financial
                                               Officer. In June 1998, Mr. Cawley was appointed Chief Executive Officer. In
                                               September 1998, Mr. Cawley relinquished the positions of Chief Executive
                                               Officer and Chief Financial Officer while retaining his position as Chairman of the Board.

Brian P. Campbell (58)                         President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell
                                               joined Kaydon in September 1998 as President, Chief Executive Officer and Chief
                                               Financial Officer. Prior to that, Mr. Campbell was founder and President of
                                               TriMas Corporation from May 1986 to January 1998, and from January 1998 to
                                               September 1998, President and Co-Chief Operating Officer of Masco Tech, Inc.
                                               From 1974 to 1986, Mr. Campbell held several executive positions at Masco
                                               Corporation, including Vice President of Business Development and Group
                                               President. He has been a Director of Kaydon Since September 1995.

John F. Brocci (56)                            Vice President of Administration and Secretary. Mr. Brocci has been Vice
                                               President of Administration since joining Kaydon in March 1989. He was elected
                                               Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Stephen K. Clough (45)                         Mr. Clough joined Kaydon as Vice President of its Automotive operation in April
                                               1986 and became Vice President and General Manager of Kaydon's Bearings
                                               Division in 1987. Mr. Clough was appointed President and Chief Operating
                                               Officer of Kaydon Corporation and was elected to the Board of Directors in
                                               September 1989. In June 1996, Mr. Clough relinquished the title of Chief
                                               Operating Officer and was, in turn, elected Chief Executive Officer. In June
                                               1998, Mr. Clough resigned from the Corporation.




Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Kaydon, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.  1.   Financial Statements

                  The following consolidated financial statements of the Company are included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1998 which is incorporated herein by reference in Part II, Item 8 of this report.

                                                                                 Page Number in
                                                                                  Annual Report
                                                                                 to Shareholders
                                                                                 ---------------
                  Consolidated Balance Sheets
                  as of December 31, 1998 and 1997                                    28

                  Consolidated Statements of Income
                  for the years ended December 31, 1998, 1997 and 1996                29

                  Consolidated Statements of Shareholders' Equity
                  for the years ended December 31, 1998, 1997 and 1996                30

                  Consolidated Statements of Cash Flows
                  for the years ended December 31, 1998, 1997 and 1996                31

                  Notes to Consolidated Financial Statements                        32 - 44

                  Report of Independent Public Accountants                            45



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

             3.   Reference to Exhibits

                  Reference is made to the Exhibit Index which is found on pages 25 through 28 of this Form 10-K.


         b.       Reports on Form 8-K

                  No reports on Form 8-K have been filed during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kaydon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KAYDON CORPORATION
                                      Registrant




Date:  March 26, 1999                 By: /s/Brian P. Campbell
                                         --------------------------------------
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


Date:  March 26, 1999                 By: /s/Lawrence J. Cawley
                                        ---------------------------------------
                                             Chairman


Date:  March 26, 1999                 By: /s/Joseph P. Port
                                         --------------------------------------
                                             Vice President Finance and
                                             Corporate Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

         /s/ Gerald J. Breen
         ------------------------------
         Gerald J. Breen - Director                              March 26, 1999

         /s/ Brian P. Campbell
         ------------------------------
         Brian P. Campbell - Director                            March 26, 1999

         /s/ Lawrence J. Cawley
         ------------------------------
         Lawrence J. Cawley - Chairman                           March 26, 1999

         /s/ Thomas C. Sullivan
         ------------------------------
         Thomas C. Sullivan - Director                           March 26, 1999

         c.  1.  Exhibits Index


EXHIBIT    DESCRIPTION                             INCORPORATED BY REFERENCE TO
-------    -----------                             ----------------------------

2.1        Stock and Asset Purchase                Exhibit 2 to Kaydon's
           Agreement between Kaydon                Registration Statement on
           Acquisition, Inc. (now                  Form 8-K filed on July 15,
           Kaydon Ring and Seal, Inc.)             1986, as amended by the
           and Koppers Company, Inc.,              Registration Statement filed
           dated June 26, 1986.                    on Form 8-K on September 30,
                                                   1986 (SEC File No. 0-12640).

2.2        Agreement of Purchase and Sale          Exhibit 2 to Kaydon's Annual
           between Kaydon Corporation and          Report on Form 10-K for the
           TRW Automotive Products, Inc.,          year ended December 31, 1987
           dated as of June 29, 1987.              (SEC File No. 0-12640).

2.3        Stock Purchase Agreement among          Exhibit 2 to Kaydon's
           Kaydon Corporation, Kaydon              Registration Statement on
           Acquisition Corp. III, Kaydon           Form 8-K filed on July 7,
           Acquisition Corp. IV, KDI Holdings,     1989, as amended by the
           Inc. and KDI Corporation.               Registration Statement filed
                                                   on Form 8-K on November 3,
                                                   1989 and Registration
                                                   Statement filed on Form 8-K
                                                   on March 27, 1990 (SEC File
                                                   No. 0-12640).

2.4        Stock Purchase Agreement among          Exhibit 2 to Kaydon's
           Kaydon Corporation, Kaydon              Registration Statement on
           Acquisition Corp. U.K. Limited,         Form 8-K filed on December
           Murray Ventures PLC and others          31, 1991, as amended by the
           and William Terence Blaney and          Registration Statement filed
           others.                                 on Form 8-K on February 28,
                                                   1992 (SEC File No. 0-12640).

2.5        Asset Purchase Agreement among          Exhibit 2 to Kaydon's Annual
           Kaydon Corporation, Industrial          Report on Form 10-K for the
           Tectonics Inc and Axel Johnson,         year ended December 31, 1994
           Inc. dated January 28, 1994.            (SEC File No. 0-12640).


2.6        Stock Purchase Agreement among          Exhibit 2.6 to Kaydon's
           Kaydon Acquisition Corp. V and          Annual Report on Form 10-K
           the shareholders of Seabee              for the year ended December
           Corporation.                            31, 1995 (SEC File No.
                                                   0-12640).

2.7        Asset Purchase Agreement among          Exhibit 2.7 to Kaydon's
           Kaydon Acquisition VII, Inc.,           Annual Report on Form 10-K
           Keynote Holding Co., Inc, Victor        for the year ended December
           Fluid Power Co. and Benton              31, 1996 (SEC File No.
           Harbor Engineering Co., Inc.            0-12640).
           dated February 1, 1996.

3.1        Certificate of Incorporation            Exhibit 3 to Kaydon's
           of the Registrant, dated                Registration Statement on
           October 21, 1983.                       Form S-1 (No. 2-89399).

3.2        Certificate of Amendment to             Exhibit 3 to Kaydon's
           the Certificate of Incorporation        Registration Statement on
           of the Registrant, dated                Form S-1 (No. 2-89399).
           November 23, 1983.

3.3        Certificate of Amendment to the         Exhibit 3 to Kaydon's
           Certificate of Incorporation of         Registration Statement on
           the Registrant, dated                   Form S-1 (No. 2-89399).
           February 6, 1984.



EXHIBIT    DESCRIPTION                             INCORPORATED BY REFERENCE TO
-------    -----------                             ----------------------------

3.4        Certificate of Correction to            Exhibit 3 to Kaydon's
           the Certificate of Amendment to         Registration Statement on
           the Certificate of Incorporation        Form S-1 (No. 2-89399).
           of the Registrant, dated
           February 17, 1984.


3.5        Form of Restated Certificate of         Exhibit 3 to Kaydon's
           Incorporation of the Registrant,        Registration Statement on
           dated March 1984.                       Form S-1 (No. 2-89399).

3.6        Amendment to Certificate of             Exhibit 3 to Kaydon's Annual
           Incorporation of the Registrant,        Report on Form 10-K for the
           dated February 24, 1987.                year ended December 31, 1987
                                                   (SEC File No. 0-12640).

3.7        By-Laws of the Registrant, as           Exhibit 3 to Kaydon's
           adopted on October 27, 1983.            Registration Statement on
                                                   Form S-1 (No. 2-89399).

3.8        Amended By-Laws of the                  Exhibit 3 to Kaydon's Annual
           Registrant, as adopted on               Report on Form 10-K for the
           February 19, 1986.                      year ended December 31, 1985
                                                   (SEC File No. 0-12640).

3.9        Amendment to the By-Laws of             Exhibit 3 to Kaydon's Annual
           the Registrant, dated as of             Report on Form 10-K for the
           September 19, 1989.                     year ended December 31, 1989
                                                   (SEC File No. 0-12640).

3.10       Certificate of Amendment to             Exhibit 3 to Kaydon's
           the Certificate of Incorporation        Quarterly Report on Form 10-Q
           of the Registrant, dated                for the quarter ended March
           April 27, 1992.                         28, 1992 (SEC File No.
                                                   0-12640).

4.1        Form of Stock Certificate for           Exhibit 3 to Kaydon's
           Kaydon Common Stock.                    Registration Statement on
                                                   Form S-1 (No. 2-89399).

4.2        Shareholders Rights Plan                Exhibit 1 to Kaydon's
           dated June 21, 1995.                    Registration of Certain
                                                   Classes of Securities on Form
                                                   8-A filed June 28, 1995 (SEC
                                                   File No. 0-12640).

10.1       Amended and Restated                    Exhibit 4 to Kaydon's Annual
           Revolving Credit and Term               Report on Form 10-K for the
           Loan Agreement, dated                   year ended December 31, 1990
           March 14, 1990.                         (SEC File No. 0-12640).

10.2       First Amendment to the Amended          Exhibit 4 to Kaydon's Annual
           and Restated Revolving Credit           Report on Form 10-K for the
           and Term Loan Agreement, dated          year ended December 31, 1991
           February 22, 1991.                      (SEC File No. 0-12640).


10.3       Second Amendment to the Amended         Exhibit 4.1 to Kaydon's
           and Restated Revolving Credit           Annual Report on Form 10-K
           and Term Loan Agreement, dated          for the year ended December
           February 28, 1994.                      31, 1994 (SEC File No.
                                                   0-12640).



EXHIBIT    DESCRIPTION                             INCORPORATED BY REFERENCE TO
-------    -----------                             ----------------------------
10.4       Third Amendment to the Amended          Exhibit 4.2 to Kaydon's
           and Restated Revolving Credit           Annual Report on Form 10-K
           and Term Loan Agreement, dated          for the year ended December
           March 29, 1994.                         31, 1994 (SEC File No.
                                                   0-12640).

10.5       Letter, dated March 22, 1984,           Exhibit 4 to Kaydon's
           whereby the Registrant undertakes       Registration Statement on
           to furnish to the Securities and        Form S-1 (No. 2-89399).
           Exchange Commission, upon request,
           a copy of certain instruments as
           provided in Item 601(b)(4)(iii)(A)
           of Regulation S-K.

10.6       Kaydon Corporation Employee Stock       Exhibit 10.1 to Kaydon's
           Ownership and Thrift Plan as            Annual Report on Form 10-K
           amended and restated                    for the year ended December
           December 14, 1994 effective             31, 1994 (SEC File No.
           January 1, 1989.                        0-12640).

10.7       Management Incentive                    Exhibit 10 to Kaydon's
           Compensation Plan.                      Registration Statement on
                                                   Form S-1 (No. 2-89399).

10.8       Electro-Tec Corporation Employee        Exhibit 10.2 to Kaydon's
           Retirement Benefit Plan as amended      Annual Report on Form 10-K
           and restated December 14, 1994          for the year ended December
           effective July 1, 1989.                 31, 1994 (SEC File No.
                                                   0-12640).

10.9       Kaydon Corporation 1993                 Exhibit A to Kaydon's Proxy
           Stock Option Plan.                      Statement dated March 10,
                                                   1993.

10.10      Kaydon Corporation 1993                 Exhibit B to Kaydon's Proxy
           Non-Employee Directors                  Statement dated March 10,
           Stock Option Plan.                      1993.

         EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS   (10.11 AND 10.12 ONLY)


10.11      Kaydon Corporation Supplemental         Exhibit 10.11 to Kaydon's
           Executive Retirement Plan.              Annual Report on Form 10-K
                                                   for the year ended December
                                                   31, 1995 (SEC File No.
                                                   0-12640).

10.12      Change in Control Compensation          Exhibit 10.12 to Kaydon's
           Agreements Versions A & B.              Annual Report on Form 10-K
                                                   for the year ended December
                                                   31, 1995 (SEC File No.
                                                   0-12640).


EXHIBIT    DESCRIPTION                             INCORPORATED BY REFERENCE TO
-------    -----------                             ----------------------------

10.13      Fluid Power Companies Pension           Exhibit 4.3 to Kaydon's
           and Retirement Savings Plan.            Registration Statement on
                                                   Form S-8 (No. 333-15903), as
                                                   amended by filing with the
                                                   SEC pursuant to Rule 424(c)
                                                   of the Securities Act of 1933
                                                   on November 12, 1996.

10.14      Asset Purchase Agreement among          Exhibit 10.14 to Kaydon's
           Kaydon Acquisition Corp. V and          Annual Report on Form 10-K
           the Shareholders of Gold Star           for the year ended December
           Manufacturing, Inc. dated March         31, 1997 (SEC File No.
           11, 1997.                               0-12640).


10.15      Restated Revolving Credit               Exhibit 10.15 to Kaydon's
           Agreement dated February 28,            Annual Report on Form 10-K
           1997.                                   for the year ended December
                                                   31, 1997 (SEC File No.
                                                   0-12640).

10.16      Asset Purchase Agreement among          Exhibit 10.16 to Kaydon's
           Kaydon Acquisition VIII, Inc.           Annual Report on Form 10-K
           and Hein-Werner Corporation             for the year ended December
           dated May 29, 1997.                     31, 1997 (SEC File No.
                                                   0-12640).

10.17      Amended By-Laws of the Registrant,      Exhibit 10.17 to Kaydon's
           as adopted May 14, 1997.                Annual Report on Form 10-K
                                                   for the year ended December
                                                   31, 1997 (SEC File No.
                                                   0-12640).

13         Financial Section of Annual
           Report to Shareholders.

21         Subsidiaries of Registrant.

23         Consent of Independent Public
           Accountants.

27         Financial Data Schedule
           (for SEC use only)