Form 10-Q
period 1999-04-03
KAYDON CORP
filed 1999-05-17
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended April 3, 1999                     Commission File No. 0-12640
-------------------------------                     ---------------------------


                               KAYDON CORPORATION


       A Delaware Corporation              IRS Employer ID No. 13-3186040
       ----------------------              ------------------------------

         315 E. Eisenhower Pkwy., Suite 300, Ann Arbor, Michigan 48108
         -------------------------------------------------------------

                              Phone: 734-747-7025
                              -------------------

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

Common Stock Outstanding at May 13, 1999 - 31,858,097 shares, $0.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 3, 1999


                                     INDEX
-------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         April 3, 1999 and December 31, 1998                              1

         Consolidated Condensed Statements of Income -
         Quarters Ended April 3, 1999 and April 4, 1998                   2

         Consolidated Condensed Statements of Cash Flows -
         Quarters Ended April 3, 1999 and April 4, 1998                   3

         Notes to Consolidated Condensed Financial Statements           4 - 9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10 - 12



Part II - Other Information:

          Item 4. - Submission of Matters to a Vote of
                    Security Holders                                     13

          Item 5. - Other Information                                    13

          Item 6. - Exhibits and Reports on Form 8-K                     14


          Signatures                                                     15


                               KAYDON CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                   April 3, 1999         December 31, 1998
                                                   -------------         -----------------
                                                    (Unaudited)
Assets:
Cash and cash equivalents                           $100,302,000           $ 96,203,000
Accounts receivable, net                              50,321,000             48,957,000
Inventories, net                                      69,910,000             68,176,000
Other current assets                                  16,317,000             16,464,000
                                                    ------------           ------------

Total current assets                                 236,850,000            229,800,000

Plant and equipment, net                              98,127,000             99,259,000
Cost in excess of net tangible
  assets of purchased businesses, net                 63,489,000             64,717,000
Other assets                                          19,820,000             20,032,000
                                                    ------------           ------------

Total assets                                        $418,286,000           $413,808,000
                                                    ============           ============



Liabilities and Shareholders' Equity:
Accounts payable                                    $ 12,100,000           $ 14,853,000
Accrued expenses                                      51,773,000             54,312,000
Federal income tax payable                             8,894,000              2,035,000
                                                    ------------           ------------

Total current liabilities                             72,767,000             71,200,000

Long-term liabilities                                 31,320,000             30,952,000

Shareholders' equity
Common stock                                           3,648,000              3,646,000
Paid-in capital                                       36,306,000             35,969,000
Retained earnings                                    368,141,000            355,233,000
Less - treasury stock, at cost                       (90,492,000)           (80,711,000)
Accumulated other comprehensive loss                  (3,404,000)            (2,481,000)
                                                    ------------           ------------

                                                     314,199,000            311,656,000
                                                    ------------           ------------
Total liabilities and
    shareholders' equity                            $418,286,000           $413,808,000
                                                    ============           ============



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
-------------------------------------------------------------------------------


                                                                 QUARTER ENDED

                                                     April 3, 1999          April 4, 1998
                                                     -------------          -------------

Net sales                                             $88,120,000            $99,109,000

Gross profit                                           34,456,000             40,468,000

Operating income                                       24,748,000             28,260,000

Net interest income                                     1,050,000              1,249,000
                                                      -----------            -----------

Income before income taxes                             25,798,000             29,509,000

Provision for income taxes                              9,674,000             11,214,000
                                                      -----------            -----------

Net income                                            $16,124,000            $18,295,000
                                                      ===========            ===========
Weighted average common shares outstanding:
  Basic                                                32,001,000             33,006,000
                                                      ===========            ===========
  Diluted                                              32,209,000             33,265,000
                                                      ===========            ===========

Earnings per share:
  Basic                                                     $0.50                  $0.55
                                                            =====                  =====
  Diluted                                                   $0.50                  $0.55
                                                            =====                  =====




See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
-------------------------------------------------------------------------------



                                                                     QUARTER ENDED
                                                                     -------------
                                                         April 3, 1999          April 4, 1998
                                                         -------------          -------------

Cash flows from operating activities                      $ 19,343,000           $ 18,944,000
                                                          ------------           ------------

Cash flows from investing activities:
 Purchases of marketable securities                                  0            (19,920,000)
 Capital expenditures, net                                  (2,571,000)           (10,867,000)
 Other                                                               0                 11,000
                                                          ------------           ------------

 Cash used in investing activities                          (2,571,000)           (30,776,000)
                                                          ------------           ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                        339,000              1,238,000
 Dividends paid                                             (3,216,000)            (2,969,000)
 Purchase of treasury stock                                 (9,781,000)            (2,739,000)
                                                          ------------           ------------

 Cash used in financing activities                         (12,658,000)            (4,470,000)
                                                          ------------           ------------

Effect of exchange rate changes on cash
 and cash equivalents                                          (15,000)               792,000
                                                          ------------           ------------

Net increase (decrease) in cash and cash equivalents         4,099,000            (15,510,000)

Cash and cash equivalents - Beginning of period             96,203,000             74,735,000
                                                          ------------           ------------

Cash and cash equivalents - End of period                 $100,302,000           $ 59,225,000
                                                          ============           ============

Cash expended for income taxes                            $  1,600,000           $  2,700,000
                                                          ============           ============

Cash expended for interest                                $     10,000           $     10,000
                                                          ============           ============



See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

(1) The consolidated condensed financial statements included herein have been prepared by Kaydon Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K.


(2) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, of a normal and recurring nature, necessary to present fairly the financial position of the Company as of April 3, 1999 and the results of its operations and its cash flows for the three months then ended. However, interim results are not necessarily indicative of results of a full year.


(3) Inventories are valued at the lower of cost or market and include material, labor and overhead. Cost is determined under the first-in, first-out ("FIFO") method. Inventories are summarized as follows:

                                      April 3, 1999     December 31, 1998
                                      -------------     -----------------

     Raw Material                      $28,061,000         $26,570,000
     Work in Process                    20,137,000          20,352,000
     Finished Goods                     21,712,000          21,254,000
                                       -----------         -----------
                                       $69,910,000         $68,176,000
                                       ===========         ===========



(4) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, the comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately ($923,000) and $974,000, resulting in comprehensive income of $15,201,000 and $19,269,000 for the quarters ended April 3, 1999 and April 4, 1998, respectively.



(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the quarters presented.

                                                                   Quarter Ended

                                                          April 3, 1999       April 4, 1998
                                                          -------------       -------------

     Numerators:
        Numerators for both basic
        and diluted earnings per share,
        net income                                         $16,124,000         $18,295,000
                                                           ===========         ===========

     Denominators:
        Denominators for basic earnings
        per share, weighted average
        common shares outstanding                           32,001,000          33,006,000

     Potential dilutive shares resulting
     from stock option plans                                   208,000             259,000
                                                           -----------         -----------

     Denominators for dilutive
     earnings per share                                     32,209,000          33,265,000
                                                           ===========         ===========

     Earnings per share:
     Basic                                                        $.50                $.55
                                                                  ====                ====
     Diluted                                                      $.50                $.55
                                                                  ====                ====



     Options to purchase 145,800 shares of common stock at $33.00 per share were outstanding during the first quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during that period.

     All outstanding options to purchase shares of common stock were included in first quarter 1998 diluted earnings per share computation because the options' exercise price was less than the average market price of common shares during that period.

(6) In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes new standards for reporting information about operating segments and related disclosures. All prior period information has been restated to conform to this statement.

     The Company operates through individual operating units which serve four key market sectors. The market sectors served by the Company have several related economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single segment of Custom-Engineered Products.

     The corporate component of income before taxes includes interest income, goodwill amortization, depreciation and unallocated corporate administrative expenses. The Company maintains an asymmetrical allocation between its corporate office and its plants with regards to goodwill. The goodwill associated with an operating unit is on the balance sheet of the respective operating unit while the amortization expense associated with the goodwill is charged to the corporate office.

     Segment financial data (in thousands):

                                                                Quarter Ended
                                           April 3, 1999                                 April 4, 1998
                            ----------------------------------------        -----------------------------------------
                               Custom-                                         Custom-
                            Engineered                  Consolidated        Engineered                   Consolidated
                              Products       Corporate        Totals          Products        Corporate        Totals

     Sales                    $89,749          $  0          $89,749           $99,827          $  0          $99,827
     Elimination of
       intercompany
       sales                   (1,629)            0           (1,629)             (718)            0             (718)
                              -------          ----          -------           -------          ----          -------
     Total net sales           88,120             0           88,120            99,109             0           99,109

     Segment EBIT              25,107             0           25,107            28,583             0           28,583
     Unallocated
       amounts                      0           691              691                 0           926              926
                              -------          ----          -------           -------          ----          -------
     Income before
       income taxes           $25,107          $691          $25,798           $28,583          $926          $29,509



     There has been no change in the basis or measurement of segmentation since the last annual report.

(7) In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy Proceeding of Keene Corporation ("Keene"). That action, identified as the "Transactions Lawsuit", asserted claims against the Company arising from the Company's 1983 acquisition of certain assets of Keene, and Bairnco Corporation's 1984 spin-off of the Company's common stock. As originally filed, the Transactions Lawsuit alleged claims against the Company under state fraudulent conveyance laws, tort claims under successor liability law, and civil RICO claims. The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The RICO claims sought trebling of those damages. The claims asserted in the Transactions Lawsuit are similar to, and supplant, claims previously asserted in certain class actions brought against the Company in 1993, purportedly on behalf of certain persons with asbestos-related claims against Keene.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


Results of Operations

During the first quarter of 1999, Kaydon Corporation and subsidiaries (the "Company") achieved sales of $88,120,000, down 11.1 percent from $99,109,000 in the first quarter of 1998. The Company was negatively impacted by lower sales levels to construction equipment and aerospace markets, as well as lower sales levels of specialty bearing products in the United Kingdom. First quarter 1999 sales generally reflected modest demand in key markets as well as the impact of continuing, but moderating, excess inventory levels at key customers, especially in distribution channels. As a result of the lower sales volume, gross profit during the 1999 first quarter of $34,456,000 was 39.1 percent of sales, compared with $40,468,000 or 40.8 percent of sales in the 1998 first quarter.

Selling and administrative expenses were $9,708,000 or 11.0 percent of sales during the 1999 first quarter, down $2,500,000 from $12,208,000 or 12.3 percent of sales during last year's comparable quarter. The decrease is attributed to management's emphasis on spending controls during this period of lower sales.

Net interest income of $1,050,000 was down $199,000 from $1,249,000 last year on lower average cash balances and lower prevailing investment rates by 50 to 70 basis points.

First quarter 1999 net income was $16,124,000, or 18.3 percent of sales. Earnings per share on a diluted basis equaled $.50. First quarter 1998 net income and diluted earnings per share were $18,295,000 and $.55.

The effective tax rate during the 1999 first quarter was 37.5 percent compared to 38.0 percent in the first quarter 1998. The lower rate is due to a combination of lower foreign rates and higher export sales.


Liquidity and Capital Resources

Working capital was $164,083,000 at the end of the first quarter reflecting a current ratio of 3.3 compared to $158,600,000 and a current ratio of 3.2 at year-end 1998. Cash flow from operations was a record $19,343,000 during the first quarter up from $18,944,000 for the same period in 1998, reflecting better control of working capital during this period of lower sales.

Depreciation and amortization totaled $4,125,000 compared to $3,698,000 in the first quarter 1998.

Cash and cash equivalents equaled $100,302,000 at the end of the first quarter, up $4,099,000 over the balance at year-end 1998 of $96,203,000. This increase reflects strong operating cash flow offset by capital expenditures of $2,571,000 and the repurchase of 317,223 shares of common stock for $9,781,000.

Management expects that the Company's planned capital requirements for the remainder of 1999, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. The Company expects to have a new $300,000,000 credit facility in place before the end of the second quarter. The Company is currently debt free.


Year 2000

This year 2000 readiness disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on Form 10-Q and Form 10-K, and in its Annual Report to shareholders.

The Company has a plan in place to manage the readiness of its systems with respect to the requirements for transaction processing in the year 2000. The proprietary Company internal system was modified to be year 2000 compliant in 1997. Review and testing of the modifications was completed during 1998. The costs for these modifications were expensed as routine internal programming costs during the period incurred and were not material. Any additional expenses will also be expensed as incurred and are not expected to be material.

As part of the Company's long-term objectives for continued operational improvements and cost management, investments are planned in information technology. The cost of these investments are estimated at $2.5 to $3.0 million over the next 18 months. As part of any investment in information systems, year 2000 compliance will be assured. The incremental costs associated with year 2000 modifications related to these investments, if any, will be expensed as incurred and are not expected to be material.

Embedded technology in facilities systems, machinery and equipment is currently being inventoried and assessed. No significant year 2000 compliance issues are anticipated and completion of all remediation is expected to be completed by December 31, 1999.

A component of the Company's year 2000 readiness plan is to address any remaining open issues anticipated in 1999 and early 2000. As a precautionary measure, the Company will be developing contingency plans for systems not expected to be year 2000 compliant. A variety of automated as well as manual fallback plans are under consideration.

The Company is also working with its customers, vendors and suppliers to assess the year 2000 readiness of their systems. It is anticipated this activity will be completed by December 31, 1999. Any costs for remediation of third party system issues are expected to be borne by those third parties.

At this time, the Company would characterize as "worst case" any scenario that involves potential disruptions in which the Company's operations may rely on such third parties whose systems may not work properly after December 31, 1999. Possible consequences of year 2000 interruptions include, but are not limited to, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment. While such failures could affect the Company either directly or indirectly, the Company cannot at the present time estimate either the likelihood or the potential cost of such failures.


Outlook

The Company's backlog at the end of first quarter was $137,390,000 compared to $145,311,000 at the end of 1998. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers' end-markets, we believe that order entry should increase during 1999's second half. The new credit facility, together with the Company's current cash reserves, will provide substantial resources to fund our ongoing business development efforts.

Certain information in this Form 10-Q is forward looking, such as the Company's expectations regarding future financial performance and the expansion of the Company credit facility. The Company may not update these expectations to reflect subsequent events. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties to economic conditions, market acceptance of new enhanced versions of the Company's products, the pricing of raw materials and changes in the competitive environments in which the Company's businesses operate. Readers are cautioned to consider these factors when relying on such forward-looking information.

Part II                        OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The fifteenth Annual Shareholders' Meeting of Kaydon Corporation was held at the Tampa Airport Marriott on April 30, 1999. Represented at this meeting in person or by proxy were 27,915,437 shares of Kaydon common stock, representing 87.3 percent of the total outstanding as of the February 26, 1999 record date.

         1. The shareholders elected Gerald J. Breen, Brian P. Campbell, Lawrence J. Cawley, Thomas C. Sullivan and B. Joseph White to serve as Directors until the 2000 Annual Meeting. The results of the votes were as follows:


                                        For             Withhold
                                     ----------         --------

                 G. Breen            27,877,264          38,173
                 B. Campbell         27,874,656          40,781
                 L. Cawley           27,873,419          42,018
                 T. Sullivan         27,856,671          58,766
                 B. J. White         27,330,092         585,345


         2. The result of the vote to approve the Kaydon Corporation 1999 Long Term Stock Incentive Plan was as follows:


                    For         Against          Abstain      Broker Non-Votes
                    ---         -------          -------      ----------------

                 12,314,172    10,895,260        800,345          3,905,660


             There was no other official business to come before the meeting.



Item 5.  Other Information

         Effective April 30, 1999, Mr. Brian P. Campbell was elected Chairman of the Board, succeeding Lawrence J. Cawley who retired from active management. Mr. Campbell will also continue to hold the positions of President and Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibit No.   Description

                (27)       Financial Data Schedule (for SEC use only)

         B.  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended April 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KAYDON CORPORATION



May 17, 1999                              /s/ Brian P. Campbell
                                          ------------------------------------
                                              Brian P. Campbell
                                              (Chairman, President & Chief
                                              Executive Officer)



May 17, 1999                              /s/ Kenneth W. Crawford
                                          ------------------------------------
                                              Kenneth W. Crawford
                                              (Vice President & Corporate
                                              Controller)