Form 10-Q
period 1999-07-03
KAYDON CORP
filed 1999-08-13
CIK 740694

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended July 3, 1999                 Commission File No. 0-12640
------------------------------                 ---------------------------


                               KAYDON CORPORATION


         A Delaware Corporation          IRS Employer ID No. 13-3186040
         --------------------------------------------------------------
         315 E. Eisenhower Pkwy., Suite 300, Ann Arbor, Michigan 48108
         --------------------------------------------------------------
                              Phone: 734-747-7025
         --------------------------------------------------------------

Kaydon Corporation:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

                                    Yes   X    No
                                       -------   -------
         (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                       -------   -------

Common Stock Outstanding at August 10, 1999 - 31,858,888 shares, $.10 par value.

                          KAYDON CORPORATION FORM 10-Q

                       FOR THE QUARTER ENDED July 3, 1999


                                      INDEX


                                                                      Page No.
                                                                      --------

Part I - Financial Information:

         Consolidated Condensed Balance Sheets -
         July 3, 1999 and December 31, 1998                               1

         Consolidated Condensed Statements of Income -
         Quarter and First Half Ended July 3, 1999 and July
         4, 1998                                                          2

         Consolidated Condensed Statements of Cash Flows -
         First Half Ended July 3, 1999 and July 4, 1998                   3

         Notes to Consolidated Condensed Financial Statements           4 - 10

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11 - 14



Part II - Other Information:


         Item 6. - Exhibits and Reports on Form 8-K                          15


         Signatures                                                          16

                               KAYDON CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       July 3, 1999               December 31,1998
                                                       ------------               ----------------
                                                        (Unaudited)
Assets:
Cash and cash equivalents                             $ 106,458,000                 $  96,203,000
Accounts receivable, net                                 48,591,000                    48,957,000
Inventories, net                                         65,359,000                    68,176,000
Other current assets                                     17,537,000                    16,464,000
                                                      -------------                 -------------

Total current assets                                    237,945,000                   229,800,000

Plant and equipment, net                                 97,278,000                    99,259,000
Cost in excess of net tangible
  assets of purchased businesses, net                    61,737,000                    64,717,000
Other assets                                             19,303,000                    20,032,000
                                                      -------------                 -------------
Total assets                                          $ 416,263,000                 $ 413,808,000
                                                      =============                 =============



Liabilities and Shareholders' Equity :
Accounts payable                                      $  10,817,000                 $  14,853,000
Accrued expenses                                         49,144,000                    56,347,000
                                                      -------------                 -------------
Total current liabilities                                59,961,000                    71,200,000

Long-term liabilities                                    31,687,000                    30,952,000

Shareholders' equity:
Common stock                                              3,651,000                     3,646,000
Paid-in capital                                          36,724,000                    35,969,000
Retained earnings                                       380,921,000                   355,233,000
Less - treasury stock, at cost                          (91,228,000)                  (80,711,000)
Accumulated other comprehensive loss                     (5,453,000)                   (2,481,000)
                                                      -------------                 -------------
                                                        324,615,000                   311,656,000
                                                      -------------                 -------------
Total liabilities and
    shareholders' equity                              $ 416,263,000                 $ 413,808,000
                                                      =============                 =============


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         QUARTER ENDED                                FIRST HALF ENDED
                                               July 3, 1999         July 4, 1998             July 3, 1999         July 4, 1998
                                               ------------         ------------             ------------         ------------

Net sales                                       $85,524,000          $99,548,000             $173,644,000         $198,657,000
                                                ===========          ===========             ============         ============

Gross profit                                    $33,573,000          $40,614,000             $ 68,029,000         $ 81,082,000
                                                ===========          ===========             ============         ============

Operating income                                $24,334,000          $29,190,000             $ 49,082,000         $ 57,450,000

Interest income, net                              1,175,000            1,198,000                2,225,000           2,447,000
                                                -----------          -----------             ------------         ------------

Income before income taxes                       25,509,000           30,388,000               51,307,000           59,897,000
Provision for income taxes                        9,566,000           11,547,000               19,240,000           22,761,000
                                                -----------          -----------             ------------         ------------


Net income                                      $15,943,000          $18,841,000             $ 32,067,000         $ 37,136,000
                                                ===========          ===========             ============         ============

Weighted Average Common Shares:
  Basic                                          31,855,000           32,912,000               31,954,000           32,939,000
  Diluted                                        32,047,000           33,169,000               32,157,000           33,195,000


Earnings Per Share:
  Basic                                                $.50                 $.57                    $1.00                $1.13
  Diluted                                              $.50                 $.57                    $1.00                $1.12


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FIRST HALF ENDED
                                                                                             ----------------

                                                                                   July 3, 1999         July 4, 1998
                                                                                   ------------        -------------
Cash flows from operating activities                                               $  32,318,000        $ 24,161,000
                                                                                   -------------        ------------
Cash flows from (used in) investing activities:
  Purchases of marketable securities                                                                     (44,956,000)
  Maturities of marketable securities                                                                     22,451,000
  Capital expenditures, net                                                           (5,585,000)        (16,725,000)
  Other                                                                                                       82,000
                                                                                   -------------        ------------
Cash used in investing activities                                                     (5,585,000)        (39,148,000)
                                                                                   -------------        ------------


Cash flows from (used in) financing activities:
  Proceeds from issuance of common stock                                                 760,000           4,110,000
  Dividends paid                                                                      (6,405,000)         (5,941,000)
  Purchase of treasury stock                                                         (10,517,000)         (6,667,000)
                                                                                   -------------        ------------
Cash used in financing activities                                                    (16,162,000)         (8,498,000)
                                                                                   -------------        ------------

Effect of exchange rate changes on cash
 and cash equivalents                                                                   (316,000)            868,000
                                                                                   -------------        ------------

Net increase (decrease) in cash and cash equivalents                                  10,255,000         (22,617,000)

Cash and cash equivalents - Beginning of period                                       96,203,000          74,735,000
                                                                                   -------------        ------------

Cash and cash equivalents - End of period                                          $ 106,458,000        $ 52,118,000
                                                                                   =============        ============

Cash expended for income taxes                                                     $  18,850,000        $ 23,388,000
                                                                                   =============        ============


See accompanying notes to consolidated condensed financial statements.

                               KAYDON CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)      Inventories are summarized as follows:

                                                   July 3, 1999                 December 31, 1998
                                                   ------------                 -----------------
         Raw Material                              $25,662,000                    $26,570,000
         Work in Process                            15,038,000                     20,352,000
         Finished Goods                             24,659,000                     21,254,000
                                                   -----------                   ------------
                                                   $65,359,000                    $68,176,000
                                                   ===========                    ===========

(3) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income (loss), net of tax, was approximately $(2,049,000) and $118,000, resulting in comprehensive income of $13,894,000 and $18,959,000 for the quarters ended July 3, 1999 and July 4, 1998. On a first half basis, other comprehensive income (loss), net of tax, was approximately ($2,972,000) and $1,092,000, resulting in year to date comprehensive income of $29,095,000 and $38,228,000 for the first halves ended July 3, 1999 and July 4, 1998.

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.


                                                                       Quarter Ended
                                                                       -------------

                                                           July 3, 1999             July 4, 1998
                                                           ------------             ------------
         Numerators:
           Numerators for both
           basic and diluted earnings
           per share, net income                           $15,943,000               $18,841,000
                                                           ===========               ===========

         Denominators:
           Denominators for basic earnings
           per share, weighted average
           common shares outstanding                        31,855,000                32,912,000

           Potential dilutive shares resulting
           from stock option plans                             192,000                   257,000
                                                           -----------               -----------

         Denominators for dilutive
         earnings per share                                 32,047,000                33,169,000
                                                           ===========               ===========

         Earnings per share:
         Basic                                                    $.50                      $.57
                                                                  ====                      ====
         Diluted                                                  $.50                      $.57
                                                                  ====                      ====

                                                                        First Half Ended
                                                                        ----------------

                                                           July 3, 1999              July 4, 1998
                                                           ------------              ------------
         Numerators:
           Numerators for both
           basic and diluted earnings
           per share, net income                           $32,067,000               $37,136,000
                                                           ===========               ===========

         Denominators:
           Denominators for basic earnings
           per share, weighted average
           common shares outstanding                        31,954,000                32,939,000

           Potential dilutive shares resulting
           from stock option plans                             203,000                   256,000
                                                           -----------               -----------

         Denominators for dilutive
         earnings per share                                 32,157,000                33,195,000
                                                           ===========               ===========

         Earnings per share:
         Basic                                                   $1.00                     $1.13
                                                                 =====                     =====
         Diluted                                                 $1.00                     $1.12
                                                                 =====                     =====

         Options to purchase 12,000 shares of common stock at $33.3125 per share were outstanding during the second quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during that period. In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share for the first half of 1999 are based on an average of the potential dilutive shares resulting from stock option plans in the first and second quarter of 1999.

         All outstanding options to purchase shares of common stock were included in the 1998 diluted earnings per share computations because the options' exercise price was less than the average market price of common shares during those periods.

 (5) In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes new standards for reporting information about operating segments and related disclosures. All prior period information has been restated to conform to this statement.

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

         Segment financial data (in thousands):

                                                                  Quarter Ended
                                                                  -------------
                                            July 3, 1999                               July 4, 1998
                                            ------------                               ------------
                                  Custom-                                     Custom-
                               Engineered                Consolidated      Engineered              Consolidated
                                 Products    Corporate         Totals        Products    Corporate       Totals
                                 --------    ---------         ------        --------    ---------       ------

         Sales                   $86,843      $      0       $86,843         $100,601     $      0    $100,601
         Elimination of
           intercompany
           sales                  (1,319)            0        (1,319)          (1,053)           0      (1,053)
                                 -------      --------       -------         --------     --------    --------
         Total net sales         $85,524      $      0       $85,524         $ 99,548     $      0    $ 99,548
                                 =======      ========       =======         ========     ========    ========

         Segment earnings
           before interest
           and tax               $24,768      $      0       $24,768         $ 29,781     $      0    $ 29,781
         Unallocated
           amounts                     0           741           741                0          607         607
                                 -------      --------       -------         --------     --------    --------
         Income before
           income taxes          $24,768      $    741       $25,509         $ 29,781     $    607    $ 30,388
                                 =======      ========       =======         ========     ========    ========

                                                               First Half Ended
                                                               ----------------
                                            July 3, 1999                               July 4, 1998
                                            ------------                               ------------
                                  Custom-                                     Custom-
                               Engineered                Consolidated      Engineered              Consolidated
                                 Products    Corporate         Totals        Products    Corporate       Totals
                                 --------    ---------         ------        --------    ---------       ------

         Sales                  $176,592      $      0      $176,592        $200,428     $       0    $200,428
         Elimination of
           intercompany
           sales                  (2,948)            0        (2,948)         (1,771)            0      (1,771)
                                --------      --------      --------        --------     ---------    --------
         Total net sales        $173,644      $      0      $173,644        $198,657     $       0    $198,657
                                ========      ========      ========        ========     =========    ========
         Segment earnings
           before interest
           and tax              $ 49,875      $      0      $ 49,875        $ 58,364     $       0    $ 58,364
         Unallocated
           amounts                     0         1,432         1,432               0         1,533       1,533
                                --------      --------      --------        --------     ---------    --------
         Income before
           income taxes         $ 49,875      $  1,432      $ 51,307        $ 58,364     $   1,533    $ 59,897
                                ========      ========      ========        ========     =========    ========

         There has been no change in the basis or measurement of segmentation since the last annual report.

(6) In June of 1999, the Company entered into a five-year $300.0 million revolving credit facility with a group of seven banks. The new facility permits the Company to borrow under several different interest rate options. The new credit facility replaces the Company's former $100.0 million revolving credit facility. There were no borrowings associated with the new credit facility as of July 3, 1999.

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

         On October 29, 1998, the Company filed a motion for reargument of the Court's ruling that the plaintiffs' claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. On January 5, 1999, the Court issued a decision on the Company's motion for reargument, which granted the Company's motion for reargument with regard to the plaintiffs' claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company's motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company's motions, the only claims remaining against the Company are plaintiffs' claims for actual fraudulent conveyance and for successor liability. In addition, there is, on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and discovery is in its preliminary stages.

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

         In June 1996, the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a "Mishap Board" led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this "Mishap Board". However, Kaydon has independently evaluated the available evidence and refuted the "Mishap Board" findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company's position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon's insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General's Report (the "JAG Report") and the Naval Air Systems Command "First Endorsement" to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. The findings contained in the JAG Report, management believes, reaffirm the position that the bearing was not the causative action in the May 9, 1996 accident. The JAG Report states, "...the Sikorsky investigation process was flawed." It goes on to say that, "NADEP" (Naval Aviation Depot) "Cherry Point personnel were not fully utilized in the investigative process, nor did they contribute to the conclusion reached." Furthermore, the report states, "...the Sikorsky investigative process erred in failing to fully exploit the expertise of Kaydon engineers in developing causal factors for the mishap." The JAG Report also states "...future investigations of this kind are much less likely to produce a conclusion that is self-serving to the contractor if the investigation agenda and investigative participants are not controlled by the contractor..." Management believes it has meritorious defenses against any claims. Management further believes the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

During the second quarter of 1999, Kaydon Corporation and subsidiaries (the "Company") achieved sales of $85,524,000, down 14.1 percent from $99,548,000 in the second quarter of 1998. The Company was negatively impacted by lower sales levels to construction equipment, mining, offshore oil equipment, government spare parts, military, railroad, and aerospace markets, as well as lower sales levels of specialty bearing products in the United Kingdom. As a result of the lower sales volume, gross profit during the 1999 second quarter of $33,573,000 was 39.3 percent of sales, compared with $40,614,000 or 40.8 percent of sales in the 1998 second quarter.

Selling and administrative expenses were $9,239,000 or 10.8 percent of sales during the 1999 second quarter, down $2,185,000 from $11,424,000 or 11.5 percent of sales during last year's comparable quarter. The decrease is attributed to management's emphasis on spending controls during this period of lower sales.

Net interest income of $1,175,000 was down $23,000 from $1,198,000 last year as higher average cash balances were offset by lower prevailing investment rates by 25 to 50 basis points.

Second quarter 1999 net income was $15,943,000, or 18.6 percent of sales. Earnings per share on a diluted basis equaled $.50. Second quarter 1998 net income and diluted earnings per share were $18,841,000 and $.57.

The effective tax rate during the 1999 second quarter was 37.5 percent compared to 38.0 percent in the second quarter 1998. The lower rate is due to a combination of lower foreign rates and higher export sales.

Sales for the first half of 1999 were $173,644,000, a decrease of 12.6 percent over last year's $198,657,000 reflecting the softness in major markets served by Kaydon. As a result of the lower sales volume, gross profit for the first half of 1999 decreased to $68,029,000 or 39.2 percent of sales as compared to $81,082,000 or 40.8 percent of sales during the first half of 1998.

Selling and administrative expenses during the first half of 1999 decreased by $4,685,000 to $18,947,000 or 10.9 percent of sales during the first half of 1999 as compared to $23,632,000 or 11.9 percent of sales during the first half of 1998. This decrease is attributed to management's continued emphasis on spending controls during this period of lower sales.

Net income for the first half of 1999 was $32,067,000 or 18.5 percent of sales, while earnings per share on a diluted basis equaled $1.00. First half 1998 net income was $37,136,000 or 18.7 percent of sales, while earnings per share on a diluted basis equaled $1.12.

Liquidity and Capital Resources

Working capital was $177,984,000 at the end of the first half reflecting a current ratio of 4.0 to 1 compared to $158,600,000 and a current ratio of 3.2 to 1 at year-end 1998. Cash flow from operations was a record $32,318,000 during the first half, up from $24,161,000 for the same period in 1998, reflecting better control of working capital during this period of lower sales.

Depreciation and amortization for the first half of 1999 totaled $8,266,000 compared to $7,427,000 in the first half of 1998.

Cash and cash equivalents equaled $106,458,000 at the end of the first half, up $10,255,000 over the balance at year-end 1998 of $96,203,000. This increase reflects strong operating cash flow offset by capital expenditures of $5,585,000 and the repurchase of 338,880 shares of common stock for $10,517,000.

Management expects that the Company's planned capital requirements for the remainder of 1999, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations. In June of 1999, the Company entered in to a five-year $300.0 million revolving credit facility with a group of seven banks. The new credit facility replaces the Company's former $100.0 million revolving credit facility. The Company is currently debt free.

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

As part of the Company's long-term objectives for continued operational improvements and cost management, investments in information technology have already begun and are estimated to be $2.5 to $3.0 million over the next 15-18 months. As part of any investment in information systems, year 2000 compliance will be assured. The incremental costs associated with year 2000 modifications related to these investments, if any, will be expensed as incurred and are not expected to be material.

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

Outlook

The Company's backlog at the end of the first half of 1999 was $123,524,000 compared to $145,311,000 at the end of 1998. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers' end-markets, we believe that order entry should increase during 1999's second half. The new credit facility, together with the Company's current cash reserves, will provide substantial resources to fund our ongoing business development efforts.

Certain information in this Form 10-Q is forward looking, such as the Company's expectations regarding future financial performance, business development activity, and year 2000 readiness. The Company may not update these expectations to reflect subsequent events. Such forward-looking information involves risks and uncertainties that could significantly affect expected results.

These risks and uncertainties include, but are not limited to, uncertainties to economic conditions, market acceptance of new enhanced versions of the Company's products, the pricing of raw materials and changes in the competitive environments in which the Company's businesses operate. Readers are cautioned to consider these factors when relying on such forward-looking information.

Item 6.  Exhibits and Reports on Form 8-K
        ---------------------------------
     A.    Exhibit No.      Description
           -----------      -----------

               (10) Credit Agreement dated as of June 17, 1999 among Kaydon Corporation, certain domestic subsidiaries, and various lenders including Bank One, Michigan as Administrative Agent.
               (27)         Financial Data Schedule (for SEC use only)

     B.    Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KAYDON CORPORATION



August 13, 1999                 /s/ Brian P. Campbell
                                ---------------------------------------------
                                Brian P. Campbell
                                (Chairman, President & Chief Executive Officer)



August 13, 1999                 /s/ Kenneth W. Crawford
                                ------------------------------------------------
                                Kenneth W. Crawford
                                (Vice President & Corporate Controller)

                                 EXHIBIT INDEX


           Exhibit No.      Description
           -----------      -----------

               (10) Credit Agreement dated as of June 17, 1999 among Kaydon Corporation, certain domestic subsidiaries, and various lenders including Bank One, Michigan as Administrative Agent.
               (27)         Financial Data Schedule (for SEC use only)