Form 10-Q
period 1999-10-02
KAYDON CORP
filed 1999-11-12
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended October 2, 1999	Commission File No. 0-12640
KAYDON CORPORATION

A Delaware Corporation	IRS Employer ID No. 13-3186040

315 E. Eisenhower Pkwy.,

Suite 300,
Ann Arbor, Michigan 48108
Phone: 734-747-7025

Kaydon Corporation:

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Yes   X  No

(2)  has been subject to such filing requirements for the past 90 days.

Yes   X  No

Common Stock Outstanding at November 10, 1999 – 30,786,687 shares, $.10 par value.

FOR THE QUARTER ENDED OCTOBER 2, 1999
INDEX
KAYDON CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
KAYDON CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
KAYDON CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
KAYDON CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
KAYDON CORPORATION EXHIBITS AND REPORTS
SIGNATURES

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 1999

INDEX

Page No.

Part I — Financial Information:

Consolidated Condensed Balance Sheets — October 2, 1999 and December 31, 1998	1

Consolidated Condensed Statements of Income — Quarter and First Three Quarters Ended October 2, 1999 and October 3, 1998	2

Consolidated Condensed Statements of Cash Flows — First Three Quarters Ended October 2, 1999 and October 3, 1998	3

Notes to Consolidated Condensed Financial Statements	4 - 10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Part II — Other Information:

Item 6. — Exhibits and Reports on Form 8-K	15

Signatures	16

KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	Oct. 2, 1999	Dec. 31,1998

	(Unaudited)

Assets:
Cash and cash equivalents	$100,405,000	$96,203,000
Accounts receivable, net	48,055,000	48,957,000
Inventories, net	64,494,000	68,176,000
Other current assets	17,635,000	16,464,000

Total current assets	230,589,000	229,800,000

Plant and equipment, net	98,534,000	99,259,000
Cost in excess of net tangible assets of purchased businesses, net	62,957,000	64,717,000
Other assets	23,266,000	20,032,000

Total assets	$415,346,000	$413,808,000

Liabilities and Shareholders’ Equity:
Accounts payable	$14,943,000	$14,853,000
Accrued expenses	47,548,000	56,347,000

Total current liabilities	62,491,000	71,200,000

Long-term liabilities	34,471,000	30,952,000

Shareholders’ equity:
Common stock	3,662,000	3,646,000
Paid-in capital	38,551,000	35,969,000
Retained earnings	390,729,000	355,233,000
Less — treasury stock, at cost	(112,320,000)	(80,711,000)
Accumulated other comprehensive loss	(2,238,000)	(2,481,000)

	318,384,000	311,656,000

Total liabilities and shareholders’ equity	$415,346,000	$413,808,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		First Three Quarters Ended

	Oct. 2, 1999	Oct. 3, 1998	Oct. 2, 1999	Oct. 3, 1998

Net sales	$73,725,000	$92,801,000	$247,369,000	$291,458,000
Cost of sales	45,893,000	55,636,000	151,508,000	173,211,000

Gross profit	27,832,000	37,165,000	95,861,000	118,247,000
Operating expenses	8,452,000	9,837,000	27,399,000	33,469,000

Operating income	19,380,000	27,328,000	68,462,000	84,778,000
Interest income, net	1,404,000	996,000	3,629,000	3,443,000

Income before income taxes	20,784,000	28,324,000	72,091,000	88,221,000
Provision for income taxes	7,794,000	10,764,000	27,034,000	33,525,000

Net income	$12,990,000	$17,560,000	$45,057,000	$54,696,000

Weighted Average Common Shares:
Basic	31,776,000	32,466,000	31,877,000	32,736,000
Diluted	31,934,000	32,694,000	32,063,000	32,979,000

Earnings Per Share:
Basic	$.41	$.54	$1.41	$1.67
Diluted	$.41	$.54	$1.41	$1.66

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Three Quarters Ended

	Oct. 2, 1999	Oct. 3, 1998

Cash flows from operating activities	$52,199,000	$42,214,000

Cash flows from (used in) investing activities:
Purchases of marketable securities		(44,956,000)
Maturities of marketable securities		67,023,000
Capital expenditures, net	(9,248,000)	(21,438,000)
Other		82,000

Cash from (used in) investing activities	(9,248,000)	711,000

Cash flows from (used in) financing activities:
Proceeds from issuance of common stock	2,598,000	4,148,000
Dividends paid	(9,591,000)	(8,916,000)
Purchase of treasury stock	(31,609,000)	(38,601,000)

Cash used in financing activities	(38,602,000)	(43,369,000)

Effect of exchange rate changes on cash and cash equivalents	(147,000)	1,023,000

Net increase in cash and cash equivalents	4,202,000	579,000
Cash and cash equivalents — Beginning of period	96,203,000	74,735,000

Cash and cash equivalents — End of period	$100,405,000	$75,314,000

Cash expended for income taxes	$25,115,000	$35,016,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year- end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1998.

(2)	Inventories are summarized as follows:

	Oct. 2, 1999	Dec. 31, 1998

Raw Material	$29,046,000	$26,570,000
Work in Process	15,355,000	20,352,000
Finished Goods	20,093,000	21,254,000

	$64,494,000	$68,176,000

(3)	In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $3,215,000 and $1,026,000 resulting in comprehensive income of $16,205,000 and $18,586,000 for the quarters ended October 2, 1999 and October 3, 1998. For the first three quarters, other comprehensive income, net of tax, was approximately $243,000 and $2,118,000 resulting in year to date comprehensive income of $45,300,000 and $56,814,000 for the first three quarters ended October 2, 1999 and October 3, 1998.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	Oct. 2, 1999	Oct. 3, 1998

Numerators:
Numerators for both basic and diluted earnings per share, net income	$12,990,000	$17,560,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	31,776,000	32,466,000
Potential dilutive shares resulting from stock option plans	158,000	228,000

Denominators for dilutive earnings per share	31,934,000	32,694,000

Earnings per share:
Basic	$.41	$.54

Diluted	$.41	$.54

	First Three
	Quarters Ended

	Oct. 2, 1999	Oct. 3, 1998

Numerators:
Numerators for both basic and diluted earnings per share, net income	$45,057,000	$54,696,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	31,877,000	32,736,000
Potential dilutive shares resulting from stock option plans	186,000	243,000

Denominators for dilutive earnings per share	32,063,000	32,979,000

Earnings per share:
Basic	$1.41	$1.67

Diluted	$1.41	$1.66

Options to purchase 169,350 shares of common stock at prices ranging from $31.4375 to $33.3125 per share were outstanding during the third quarter of 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 156,650 shares of common stock at a price of $33.00 per share were outstanding during the third quarter of 1998, but were not included in the computation of third quarter 1998 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share are based on an average of the potential dilutive shares resulting from stock option plans for the periods presented.

(5)	In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This statement establishes new standards for reporting information about operating segments and related disclosures. All prior period information has been restated to conform to this statement.

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

Segment financial data (in thousands):

	Quarter Ended

	Oct. 2, 1999			Oct. 3, 1998

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$76,040	$0	$76,040	$93,886	$0	$93,886

Elimination of intercompany sales	(2,315)	0	(2,315)	(1,085)	0	(1,085)

Total net sales	$73,725	$0	$73,725	$92,801	$0	$92,801

Segment earnings before interest and tax	$19,655	$0	$19,655	$27,913	$0	$27,913

Unallocated amounts	0	1,129	1,129	0	411	411

Income before income taxes	$19,655	$1,129	$20,784	$27,913	$411	$28,324

	First Three Quarters Ended

	Oct. 2, 1999			Oct. 3, 1998

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$252,632	$0	$252,632	$294,314	$0	$294,314

Elimination of intercompany sales	(5,263)	0	(5,263)	(2,856)	0	(2,856)

Total net sales	$247,369	$0	$247,369	$291,458	$0	$291,458

Segment earnings before interest and tax	$69,530	$0	$69,530	$86,277	$0	$86,277

Unallocated amounts	0	2,561	2,561	0	1,944	1,944

Income before income taxes	$69,530	$2,561	$72,091	$86,277	$1,944	$88,221

There has been no change in the basis or measurement of segmentation since the last annual report.

(6)	In June of 1999, the Company entered into a five-year $300.0 million revolving credit facility with a group of seven banks. The new facility permits the Company to borrow under several different interest rate options. The new credit facility replaces the Company’s former $100.0 million revolving credit facility. There were no borrowings associated with the new credit facility as of October 2, 1999.

(7)	In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy Proceeding of Keene Corporation (“Keene”). That action, identified as the “Transactions Lawsuit”, asserted claims against the Company arising from the Company’s 1983 acquisition of certain assets of Keene, and Bairnco Corporation’s 1984 spin-off of the Company’s common stock. As originally filed, the Transactions Lawsuit alleged claims against the Company under state fraudulent conveyance laws, tort claims under successor liability law, and civil RICO claims. The Transactions

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

In 1997, in connection with the Bankruptcy Court’s confirmation of Keene’s Plan of Reorganization, the Keene Creditors Trust was created to, among other things, prosecute this lawsuit, and the Trustees of that Trust were substituted as the plaintiffs in place of the Keene Creditors Committee. In addition, the case was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York. Subsequently, the Company and certain other defendants filed motions to dismiss the complaint for failure to state a claim, and for summary judgment on the grounds that the fraudulent conveyance claims and certain related causes of action were barred by the statute of limitations.

On October 13, 1998, the Court granted in part and denied in part the Company’s motion to dismiss the complaint, and denied the Company’s motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company’s motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco’s 1984 spin-off of the Company’s common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company’s motion to dismiss the successor liability claim, but noted the plaintiffs’ ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim.

On October 29, 1998, the Company filed a motion for reargument of the Court’s ruling that the plaintiffs’ claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. On January 5, 1999, the Court issued a decision on the Company’s motion for reargument, which granted the Company’s motion for reargument with regard to the plaintiffs’ claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company’s motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company’s motions, the only claims remaining against the Company are plaintiffs’ claims for actual fraudulent conveyance and for successor liability. In addition, there is, on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and discovery is in its preliminary stages.

In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco and its other subsidiaries and former subsidiaries remain as defendants in the case.

Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management further believes that the outcome of this litigation will not have a material adverse effect on the Company’s financial position.

In June 1996, the Company received a subpoena issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board”. However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General’s Report (the “JAG Report”) and the Naval Air Systems Command “First Endorsement” to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. The findings contained in the JAG Report, management believes, reaffirm the position that the bearing was not the causative action in the May 9, 1996 accident. The JAG Report states, “...the Sikorsky investigation process was flawed.” It goes on to say that, “NADEP” (Naval Aviation Depot) “Cherry Point personnel were not fully utilized in the investigative process, nor did they contribute to the conclusion reached.” Furthermore, the report states, “...the Sikorsky investigative process erred in failing to fully exploit the expertise of Kaydon engineers in developing causal factors for the mishap.” The JAG Report also states “...future investigations of this kind are much less likely to produce a conclusion that is self-serving to the contractor if the investigation agenda and investigative participants are not controlled by the contractor...” Management believes it has meritorious defenses against any claims.

Management further believes the outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the third quarter of 1999, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $73,725,000, down 20.6 percent from $92,801,000 in the third quarter of 1998. The Company continues to be negatively impacted by lower sales levels in most of Kaydon’s key industrial markets including heavy construction equipment, mining, offshore oil equipment, government spare parts, military, railroad, and aerospace markets, as well as lower sales levels of specialty bearing products in the United Kingdom.

As a result of the lower sales volume, both gross profit and operating income were negatively affected. Gross profit during the 1999 third quarter of $27,832,000 was 37.8 percent of sales, compared with $37,165,000 or 40.0 percent of sales in the 1998 third quarter. Operating income during the third quarter of 1999 was $19,380,000 or 26.3 percent of sales as compared to $27,328,000 or 29.4 percent of sales in the 1998 third quarter.

Total operating costs, including cost of sales and selling, general and administrative expenses were $54,345,000 during the third quarter of 1999. This is a decrease of $11,128,000 from the comparable third quarter 1998 figure of $65,473,000. Approximately $2,450,000 of this decrease is attributable to management’s continued emphasis on cost reduction initiatives during the third quarter of 1999, with the remainder of the decrease in total operating costs attributable to the reduction in sales volumes.

Net interest income in the third quarter of 1999 of $1,404,000 increased $408,000 from $996,000 in last year’s comparable period due to higher average cash balances.

Third quarter 1999 net income was $12,990,000, or 17.6 percent of sales. Earnings per share on a diluted basis equaled $.41. Third quarter 1998 net income was $17,560,000, or 18.9 percent of sales, while earnings per share on a diluted basis equaled $.54.

The effective tax rate during the 1999 third quarter was 37.5 percent compared to 38.0 percent in the third quarter 1998. The lower rate is due to a combination of lower foreign rates and higher export sales.

Sales for the first three quarters of 1999 were $247,369,000, a decrease of 15.1 percent over last year’s $291,458,000 reflecting the continued softness in major markets served by Kaydon.

Lower sales volume caused gross profit for the first three quarters of 1999 to decrease to $95,861,000 or 38.8 percent of sales as compared to $118,247,000 or 40.6 percent of sales during the first three quarters of 1998.

Selling, general and administrative expenses during the first three quarters of 1999 decreased by $6,070,000 to $27,399,000 or 11.1 percent of sales as compared to $33,469,000 or 11.5 percent of sales during the first three quarters of 1998.

Net income for the first three quarters of 1999 was $45,057,000 or 18.2 percent of sales, while earnings per share on a diluted basis equaled $1.41. Net income for the first three quarters of 1998 was $54,696,000 or 18.8 percent of sales, while earnings per share on a diluted basis equaled $1.66.

Liquidity and Capital Resources

Working capital was $168,098,000 as of October 2, 1999, reflecting a current ratio of 3.7 to 1 compared to $158,600,000 and a current ratio of 3.2 to 1 at year-end 1998. Cash flow from operations was a record $52,199,000 during the first three quarters, up from $42,214,000 for the same period in 1998. The record cash flow is greatly attributable to management’s ability to focus on controlling working capital during this period of lower sales.

Depreciation and amortization for the first three quarters of 1999 totaled $11,931,000 compared to $11,030,000 in the first three quarters of 1998.

Cash and cash equivalents equaled $100,405,000 as of October 2, 1999, up $4,202,000 over the balance at year-end 1998 of $96,203,000. This increase reflects strong operating cash flow offset by capital expenditures of $9,248,000, dividend payments of $9,591,000, and the repurchase of 1,167,606 shares of common stock for $31,609,000.

Management expects that the Company’s planned capital requirements for the remainder of 1999, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations and existing cash balances. In June of 1999, the Company entered in to a five-year $300.0 million revolving credit facility with a group of seven banks. The new credit facility replaces the Company’s former $100.0 million revolving credit facility. The Company is currently debt free.

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

As part of the Company’s long-term objectives for continued operational improvements and cost management, investments in information technology have already begun and are estimated to total $2.5 to $3.0 million over the next 12-15 months. As part of any investment in information systems, year 2000 compliance will be assured. The incremental costs associated with year 2000 modifications related to these investments, if any, will be expensed as incurred and are not expected to be material.

Embedded technology in facilities systems and machinery and equipment have been inventoried and assessed. No significant year 2000 compliance issues are pending and completion of all remaining minor remediation projects are expected to be completed by December 31, 1999.

Also, in accordance with the Company’s year 2000 readiness plan, the Company has assessed the year 2000 systems readiness of its customers, vendors and suppliers and has developed contingency plans for those who are not expected to be year 2000 compliant. Any costs for remediation of third party system issues are expected to be borne by those third parties.

At this time, the Company would characterize as “worst case” any scenario that involves potential disruptions in which the Company’s operations may rely on such third parties whose systems may not work properly after December 31, 1999. Possible consequences of year 2000 interruptions include, but are not limited to, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment. While such failures could affect the Company either directly or indirectly, the Company cannot at the present time estimate either the likelihood or the potential cost of such failures.

Outlook

The Company’s backlog at October 2, 1999 was $121,361,000 compared to $145,311,000 at the end of 1998. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, we believe that orders will increase only slightly for the remainder of 1999, but should rebound during the first half of next year. Expected operating cash flows coupled with the Company’s current cash reserves, and the new credit facility will provide substantial resources to fund our ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Certain information in this Form 10-Q is forward looking, such as the Company’s expectations regarding future financial performance, business development activity, and year 2000 readiness. The Company may not update these expectations to reflect subsequent events. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties as to economic conditions, market acceptance of new enhanced versions of the Company’s products, the pricing of raw materials and changes in the competitive environments in which the Company’s businesses operate. Readers are cautioned to consider these factors when relying on such forward-looking information.

KAYDON CORPORATION
EXHIBITS AND REPORTS

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibit No.	Description
(27)	Financial Data Schedule (for SEC use only)

        B.  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended October 2, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 12, 1999	/s/ BRIAN P. CAMPBELL

Brian P. Campbell (Chairman, President & Chief Executive Officer)

November 12, 1999	/s/ KENNETH W. CRAWFORD

Kenneth W. Crawford (Vice President & Corporate Controller)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
27	Financial Data Schedule