Form 10-K405
period 1999-12-31
KAYDON CORP
filed 2000-03-29
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999	Commission file number 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 East Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X] No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 15, 2000 (based on the closing sale price of $25 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $599,944,000.

      Number of shares outstanding of the Registrant’s Common Stock at March 15, 2000:

30,552,482 shares of Common Stock, par value $0.10 per share.

      Portions of the Registrant’s definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the market sectors in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “going-forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Business Risks include increasing price and product competition by foreign and domestic competitors, including new entrants; the Company’s ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; the reliance on large customers; the cyclical nature of the markets served by the Company; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and growth strategies. These are representative of the Business Risks that could affect the outcome of the forward-looking statements. In addition, such forward-looking statements could be affected by general industry and market conditions, including interest rate fluctuations and other Business Risks.

PART I

Item 1.  BUSINESS

General Development of Business

      Kaydon Corporation (the “Company” or “Kaydon”) was formed in October 1983. The Company has acquired the following operations from 1986 through 1994:

Kaydon Ring & Seal, Inc.	6/30/86

Spirolox	7/17/87

Electro-Tec Corp.	6/23/89

I.D.M. Electronics Ltd.	6/23/89

Cooper Bearing Companies	12/16/91

Kenyon Power Transmission Ltd.	12/04/93

Industrial Tectonics, Inc.	01/28/94

      Kaydon has made the following acquisitions and dispositions in the past five years:

      On January 31, 1995, the Company, through its wholly-owned subsidiary, I.D.M. Electronics Ltd. (“I.D.M.”), purchased the assets of D J Molding for $759,000. I.D.M. moved the assets to its plant in Reading, England after the purchase. This acquisition was accounted for using the purchase method of accounting.

      On May 1, 1995, Kaydon sold the majority of its automotive operation assets. The net sale proceeds of $3,476,000 approximated the book value of the assets sold. The Company and the buyer also entered into an operating lease for the facility in which the business was located. The net sales of the automotive business were less than 4 percent of the consolidated net sales for each of 1995, 1994 and 1993 with an operating income contribution percentage lower than the rest of the Company. In addition, on May 17, 1995, Kaydon sold the surplus building resulting from the 1993 plant consolidation. The net sales proceeds of $1,789,000 approximated book value.

      On August 31, 1995, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition Corp. V, purchased the stock of Seabee Corporation (“Seabee”) for $22,753,000, net of cash acquired. Seabee, located in Hampton, Iowa, is a manufacturer of large hydraulic cylinders and alloy steel castings. This acquisition was accounted for using the purchase method of accounting.

      On February 1, 1996, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition VII, Inc., purchased the assets of Victor Fluid Power Co. (“Victor”) and Benton Harbor Engineering Co., Inc. (“Benton Harbor”) for $10,699,000. Both companies manufacture hydraulic cylinders and fluid power components and are complementary to Seabee. The Benton Harbor facility was closed in the acquisition process with the equipment and customer order base being absorbed into Seabee and Victor. Victor is located in Granite Falls, Minnesota. The acquisition was accounted for using the purchase method of accounting.

      On March 11, 1997, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition Corp. V (d/b/a Seabee Corporation), purchased the assets of Gold Star Manufacturing, Inc. (“Gold Star”) for $4,449,000. Gold Star is located in Laurens, Iowa. The acquisition was accounted for using the purchase method of accounting.

      On May 29, 1997, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition VIII, Inc. purchased the assets of Great Bend Industries, Inc. (“Great Bend”) for $22,933,000. Great Bend is located in Great Bend, Kansas. Both Gold Star and Great Bend manufacture custom-designed hydraulic cylinders and complement the prior years acquisitions of Seabee and Victor. The acquisitions were accounted for using the purchase method of accounting.

      On November 30, 1999, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition X, Inc. purchased the stock of Filterdyne Filtration Systems, Inc. (“Filterdyne”) for $4,948,000, net of cash acquired. Filterdyne, located in LaGrange, Georgia, is a manufacturer of custom-designed filtration and vacuum distillation systems. Filterdyne’s product lines will strengthen and complement the offerings of Kaydon’s growing family of products manufactured by its filtration division. The acquisition was accounted for using the purchase method of accounting.

      On December 3, 1999, Kaydon, through its wholly-owned subsidiary, Kaydon Acquisition IX, Inc. purchased the stock of Focal Technologies, Inc. (“Focal”) for $8,829,000, net of cash acquired. Focal, located in Halifax, Nova Scotia, Canada designs and manufactures fiber-optic, electronic data and fluid transmission devices. Focal’s broad-band expertise will expand and complement Kaydon’s slip-ring product technology for products manufactured by our Electro-Tec Corp. and I.D.M. Electronics, Ltd. subsidiaries. The acquisition was accounted for using the purchase method of accounting.

Financial Information About Industry Segments and Narrative Description of Business

      The Company designs, manufactures and sells custom-engineered products for a broad and diverse customer base primarily in domestic markets. The Company’s principal products include antifriction bearings, bearing systems and components, filters and filter housings, specialty retaining rings, specialty balls, custom rings, shaft seals, hydraulic cylinders, metal castings and various types of slip-rings. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications. The Company is customer-focused and concentrates on providing cost-effective solutions for its customers through close engineering relationships with leading manufacturers throughout the world.

      The Company operates through individual operating units which serve four key market sectors. The market sectors the Company serves have similar economic characteristics and attributes which include similar products, distribution processes and classes of customers. Generally, operating units sell products into more than one market sector. As a result, the Company aggregates its operating units into a single segment called Custom-Engineered Products.

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

      The antifriction bearing products of Kaydon incorporate various types of rolling elements. The ball, tapered roller and cylindrical roller bearings manufactured by Kaydon are made in sizes ranging from approximately 1 inch outside diameter thin section ball bearings to heavy-duty ball bearings with an outside diameter of 180 inches. These antifriction products are fabricated from aluminum, bearing-quality steel, stainless steel or special tool steels. They often incorporate a broad range of features such as gearing, special sealing systems and mounting arrangements in combination with other mechanical components. Typical applications include large-diameter ball bearings for hydraulic cranes and excavators; thin-section ball bearings for rotating joints of industrial robots; lightweight airborne radar bearings; large-diameter aluminum roller bearings for military vehicle turret systems; and ultra high-precision roller bearings for gear box applications.

      Kaydon designs and manufactures hydraulic cylinders with bores ranging from 1.25 to 24 inches and strokes up to 50 feet in length. The Company also provides both chrome plating and foundry products of both grey and ductile steel. In addition, the Company produces a line of high pressure pumps and valves, railroad wheel presses and hydraulic accumulators. The cylinders are used in manlifts, waste shredding machines, utility trucks, cranes, motion compensators, drill equipment and various construction equipment.

      Kaydon manufactures metallic medium and large bore-size rings for low and medium-speed internal combustion engines, steam engines, pumps and reciprocating compressors. Sealing rings are engineered with metallic and nonmetallic products used to limit the leakage of fluids and gases within engines and a wide variety of other mechanical products. Sealing rings are used in industrial applications such as compressors, transmissions, hydraulic and pneumatic cylinders, and commercial and military aircraft, jet engines and control apparatus applications. Shaft seals are used to seal gases or liquids usually under extreme conditions of speed, pressure or temperature. Shaft seals are fabricated from a variety of materials depending on the application.

      Kaydon’s filtration products include industrial liquid filtration systems that remove particulate and water from fuels, lubricants and hydraulic oils in applications ranging from refrigeration units to large power generation turbines; and special coalescing elements and filter housings for diesel fuel filtration in both commercial and military applications.

      Kaydon designs and manufactures precision, high-performance slip-rings, slip-ring assemblies, capsules and related electromechanical devices to meet customers’ exact needs and specifications. Slip-rings are manufactured from injection and transfer-molded plastics, aluminum and stainless steel castings, bearings and electronic components and connectors, and are sometimes subjected to an electro-deposition process. They are used to transmit electrical signals or power between the rotating and stationary members of an assembly and can be found in combat vehicles, aircraft inertial guidance systems, telecommunications satellites, aircraft targeting systems and medical diagnostic equipment.

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

      Approximately 70 percent of Kaydon’s sales are to original equipment manufacturers, which incorporate the Kaydon products in the products they sell. Many of the applications for the Company’s products also provide the opportunity for participation in the replacement or spare parts markets.

Patents and Trademarks

      The Company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks.

Seasonal Nature of Business

      The Company does not consider its business to be seasonal in nature.

Working Capital Practices

      The Company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

Customers

      Kaydon sells its products to over 1,000 companies throughout the world. The principal customers are generally large manufacturing corporations. During 1999, 1998 and 1997, sales to no single customer exceeded 10 percent of total sales.

      Customers can generally be divided into four market sectors: Aerospace & Military Equipment, Replacement Parts & Exports, Special Industrial Machinery and Heavy Industrial Equipment. Sales to these market sectors for 1999, 1998 and 1997 are set forth in the following table:

Net Sales by Market Sectors

	1999		1998		1997

	Amount	%	Amount	%	Amount	%

	(in thousands)

Aerospace & Military Equipment	$38,247	11.7%	$50,593	13.4%	$45,412	13.8%

Replacement Parts & Exports	99,264	30.5	113,427	30.2	112,426	34.2

Special Industrial Machinery	88,929	27.3	99,710	26.5	86,564	26.3

Heavy Industrial Equipment	99,256	30.5	112,442	29.9	84,634	25.7

Total	$325,696	100.0%	$376,172	100.0%	$329,036	100.0%

A recap of each market sector follows:

  Aerospace & Military Equipment:

      The typical end use for products sold into the Aerospace & Military Equipment market sector includes commercial and military satellite equipment, military and commercial aircraft, and radar and ordnance equipment. The value added products sold into these markets include but are not limited to aircraft jet engine shaft seals and sealing rings, radar and fire control custom bearings, helicopter and gear box assembly bearings, military vehicle fuel filter systems, aircraft landing wheel brake bearings, tank turbine engine shaft seals, military turret azimuth and elevation bearings, and slip-rings and assemblies. The economic factors which impact sales into these markets are primarily domestic aircraft and defense spending levels, including maintenance.

  Replacement Parts & Exports:

      The typical end use for products sold into the Replacement Parts & Exports market sector includes replacement parts sold to major equipment users, the United States Government and through distributors, plus all export sales. The value added products sold into these markets include but are not limited to railroad diesel replacement piston ring sets, spare bearings, filter elements and shaft seals for military equipment, distributor replacement bearings and filter elements for original equipment applications, and slip-rings and assemblies. The economic factors which impact sales into these markets are relatively stable with minor sensitivity to industrial production levels.

  Special Industrial Machinery:

      The typical end use for products sold into the Special Industrial Machinery market sector includes machine tools, material handling equipment, semiconductor manufacturing equipment, medical diagnostic equipment, large air and gas compressors and robotic equipment. The value added products sold into these markets include but are not limited to robotic manipulator bearings, gas transmission line compressor piston and sealing rings, air conditioning compressor filters, printing machine roll bearings, medical scanner bearing systems, hydraulic cylinders, diesel engine piston ring sets, slip-rings and assemblies, and hydraulic actuators for drilling platforms and rescue devices. The economic factors which impact sales into these markets are primarily domestic industrial production levels and capital spending.

  Heavy Industrial Equipment:

      The typical end use for products sold into the Heavy Industrial Equipment market sector includes construction equipment, mining equipment, forestry equipment, and oil field and power generation equipment. The value added products sold into these markets include but are not limited to hydraulic excavator swing bearings, off-road equipment hydraulic filter elements, power generation lubrication oil filter units, sealing rings, piston rings, slip-rings and assemblies, and hydraulic cylinders for construction equipment. The economic factors which impact sales into these markets are primarily the domestic level of industrial equipment and construction spending, domestic electric power generation and petroleum product exploration and production levels.

Marketing

      Kaydon’s sales organization consist of salespersons and representatives located throughout the United States, Canada, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between factory engineering staffs.

      A nationwide network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of the replacement market and small original equipment manufacturers.

Manufacturing

      Kaydon manufactures virtually all of the products it sells and utilizes subcontractors only for occasional specialized services. Kaydon’s products require sophisticated processes and equipment, and many of its products incorporate unique Kaydon-developed production techniques. Certain satellite and aircraft-type bearing products must meet extraordinary mechanical tolerances (for example, within 20 millionths of an inch) and some products such as slip-rings are assembled in quality-controlled “white room” conditions. Nearly all of Kaydon’s products require high levels of incoming quality control and process quality control.

Suppliers

      Kaydon and its subsidiaries purchase large quantities of raw materials, mainly bearing-quality steel, special alloy steel, high-grade carbon and filter media, aluminum alloy and stainless steel castings, plastics, wire and electrical connectors from multiple sources. Kaydon purchases large amounts of certain types of bearing-quality steel from a number of foreign and domestic suppliers. No significant supply problems have been encountered in recent years as relationships with suppliers have generally been good.

Employees

      On December 31, 1999, Kaydon employed 2,362 employees. Hourly employees at the Muskegon, Michigan facilities are represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 3, 2000. The Baltimore, Maryland hourly employees are also represented by the International Association of Machinists and Aerospace Workers. The current collective bargaining agreement is effective until December 9, 2001. Greeneville, Tennessee hourly employees are represented by the United Steelworkers of America, with the current collective bargaining agreement effective until January 3, 2004. Dexter, Michigan hourly employees are represented by the International Union United Automobile, Aerospace and Agricultural Implement Workers of America, with the current collective bargaining agreement effective until November 8, 2002. The hourly employees at Granite Falls, Minnesota are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until October 15, 2000. The hourly employees at Great Bend, Kansas are represented by the International Association of Machinists and Aerospace Workers, with the current collective bargaining agreement effective until August 1, 2001. The remaining domestic factory employees, as well as all office employees, are non-union.

      Kaydon provides its employees with a full range of insurance, pension and deferred compensation benefits. The Company believes its level of total compensation is competitive when compared with similar jobs within the various communities in which its operations are located.

Backlog

      Kaydon sells certain products on a build-to-order basis that requires substantial order lead time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon’s backlog was $117,621,000 at December 31, 1999 and $145,311,000 at December 31, 1998. Based on experience, management would expect to ship over the following twelve months about 90 percent of the year-end backlog. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

Competition

      Kaydon competes with divisions of SKF Industries, Dover Corporation, Parker Hannifin Corporation, Commercial Intertech Corporation, Torrington/ Fafnir, Rotek, FAG, EG&G Inc., Litton Poly-Scientific and numerous other smaller companies.

      The markets served by Kaydon are large and extremely competitive. The major domestic competitors generally produce a wide line of standard products and do not specialize in custom products. The major domestic bearing manufacturers nonetheless do offer special-engineered bearings. The markets for Kaydon’s special-machined components, hydraulic cylinders, fabricated products, filters, rings and seals are very diverse. Consequently, management feels that the size of the total market for such products cannot be meaningfully estimated.

      In all of the markets served by Kaydon, the principal methods of competition involve price, product performance, engineering support and timely delivery.

Information About International Operations

      Information with respect to operations by geographic area appears in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned “Business Segment Information.” Fluctuating exchange rates and factors beyond the control of the Company, such as tariffs and foreign economic policies, may affect future results of foreign operations.

Item 2.  PROPERTIES

      The following chart lists the principal locations, activity (use) and square footage of Kaydon’s most significant facilities as of December 31, 1999 and indicates whether the property is owned or leased:

			Owned or	Lease Term
Location	Activity	Sq. Ft.	Leased	Expiration

Ann Arbor, MI	Corporate Headquarters	10,654	Leased	Oct. 31, 2002
Muskegon, MI (Norton Shores)	Manufacturing Facility	232,250	Owned
Muskegon, MI (Norton Shores)	Rental Property	162,476	Owned
Mocksville, NC	Manufacturing Facility	130,000	Owned
Dexter, MI	Manufacturing Facility	56,627	Owned
Sumter, SC	Manufacturing Facility	168,400	Owned
Sumter, SC	Manufacturing Facility	115,200	Owned
Greeneville, TN	Manufacturing Facility	80,700	Owned
LaGrange, GA	Manufacturing Facility	87,000	Owned
LaGrange, GA	Manufacturing Facility	29,000	Leased	June 30, 2000
Baltimore, MD	Manufacturing Facility	725,000	Owned
St. Louis, MO	Manufacturing Facility	18,500	Leased	July 31, 2000
Blacksburg, VA	Manufacturing Facility	111,400	Owned
Virginia Beach, VA	Warehouse & Offices	38,568	Owned
Halifax, Nova Scotia	Manufacturing Facility	22,000	Leased	Dec. 31, 2000
Hampton, IA	Manufacturing Facility	298,380	Owned
Hampton, IA	Manufacturing Facility	67,968	Owned
Hampton, IA	Warehouse	14,400	Owned
Hampton, IA	Warehouse	15,600	Owned
Laurens, IA	Manufacturing Facility	42,000	Leased	Dec. 31, 2003
Granite Falls, MN	Manufacturing Facility	114,000	Leased	Jan. 30, 2003
Great Bend, KS	Manufacturing Facility	107,000	Leased	Aug. 1, 2004
Great Bend, KS	Manufacturing Facility	43,000	Leased	May 30, 2000
Krefeld, Germany	Warehouse	10,032	Leased	Month to Month
King’s Lynn, England	Manufacturing Facility	153,000	Owned
Reading, England	Manufacturing Facility	26,000	Leased	May 1, 2009
Monterrey, NL, Mexico	Manufacturing Facility	32,000	Owned

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

      On October 13, 1998, the Court granted in part and denied in part the Company’s motion to dismiss the complaint, and denied the Company’s motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company’s motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco Corporation’s 1984 spin-off of the Company’s common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company’s motion to dismiss the successor liability claim, but noted the plaintiffs’ ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim.

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

      In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco Corporation and its other subsidiaries and former subsidiaries remain as defendants in the case.

      Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management further believes that the outcome of this litigation will not have a material adverse effect on the Company’s financial position.

      Since June 1996, the Company and certain employees have received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records, and Kaydon employee testimony relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board.” However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General’s Report (the “JAG Report”) and the Naval Air Systems Command First Endorsement to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. A Supplemental Review dated November 30, 1999 with a First Endorsement dated December 10, 1999 further reviewed the JAG investigation and the Sikorsky “Mishap Board” investigation. The Supplemental Review and related First Endorsement contradict certain findings contained in the earlier JAG Report and related First Endorsement. Management believes that none of the findings contained in these reviews are conclusive, and management further believes it has meritorious defenses against any claims relating to alleged quality problems or deficiencies in its products. Management also believes that the outcome of this matter will not have a material adverse effect on the Company’s financial position.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

      The New York Stock Exchange is the principal market on which the Company’s Common Stock is traded under the symbol KDN . The following table indicates high and low sales prices of the Company’s Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	Market Price		Market Price
1999 by Quarter	High		Low		Dividends Declared

Fourth	27	1/2	23	3/16	$0.11

Third	33		24		0.10

Second	36		28		0.10

First	40	3/16	26	1/4	0.10

	Market Price		Market Price
1998 by Quarter	High		Low		Dividends Declared

Fourth	40	1/16	23	5/8	$0.10

Third	39	3/8	24	13/16	0.09

Second	45	3/16	35	5/16	0.09

First	42	13/16	30	1/16	0.09

Effective with the cash dividend declared in November 1999 and paid in January 2000, Kaydon increased the quarterly cash dividends from $0.10 per share to $0.11 per share. The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

      As of December 31, 1999, there were 1,224 holders of record of the Company’s Common Stock.

Item 6.  SELECTED FINANCIAL DATA

	1999	1998	1997	1996	1995

	In thousands, except per share data

Net Sales	$325,696	$376,172	$329,036	$290,670	$229,924

Gross Profit	$125,675	$152,224	$137,260	$117,496	$88,599

Operating Income	$89,168	$110,380	$95,681	$78,954	$59,286

Net Income	$58,779	$71,184	$61,666	$50,521	$38,203

Return on Net Sales	18.0%	18.9%	18.7%	17.4%	16.6%

Earnings per Share—Diluted(1)	$1.85	$2.17	$1.86	$1.53	$1.14

Dividends Declared per Share(1)	$0.41	$0.37	$0.30	$0.25	$0.23

Book Value per Share(1)	$10.33	$9.69	$8.60	$7.05	$5.74

Total Assets	$406,749	$413,808	$383,985	$331,538	$267,675

Stockholders’ Equity	$316,950	$311,656	$283,596	$232,056	$187,905

Return on Average Stockholders’ Equity	18.7%	23.9%	23.9%	24.1%	21.6%

Weighted Average Shares Outstanding—Diluted(1)	31,775	32,871	33,163	33,098	33,481

(1)	All share and per share data prior to 1997 has been restated to reflect the two-for-one stock split effected in 1997.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      After achieving record net sales, earnings and operating cash flow for the seven previous years, 1999 proved to be a difficult year as Kaydon was negatively impacted in many of its key industrial markets including heavy construction equipment, mining equipment, offshore oil equipment, government spare parts, military, railroad and the aerospace markets. Despite the downturn in these markets served by Kaydon during 1999, the Company has continued its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company’s competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, cost reduction initiatives, cash flow management and the acquisition of selected companies, which can enhance future growth and profitability.

      The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 1999 Operations Compared to 1998 Operations

      Net sales of $325.7 million in 1999 decreased 13.4 percent compared to 1998’s record net sales of $376.2 million. Kaydon’s strategic diversification of products and markets has balanced its operating risk over a broad range of industries and markets, generally moderating the cyclical impact of individual markets. During 1999, however, most of the key industrial markets served by Kaydon, including heavy construction equipment, mining equipment, offshore oil equipment, government spare parts, military, railroad and aerospace, experienced extended downturns throughout the year.

      The Company’s gross margin percentage equaled 38.6 percent in 1999, as compared to 40.4 percent achieved in 1998. The gross margin in 1999 primarily reflects the impact of lower sales volumes.

      Selling, general and administrative expenses as a percentage of sales increased slightly to 11.2 percent in 1999, compared to 11.1 percent for 1998. The Company’s cost reduction initiatives enabled costs to remain relatively flat proportionately to sales levels in 1999 compared to 1998.

      Consolidated operating income equaled $89.2 million during 1999, compared to $110.4 million in 1998, a decrease of 19.2 percent, with operating margins of 27.4 percent and 29.3 percent in 1999 and 1998, respectively. Net interest income in 1999 was $4.9 million, up 9.9 percent from $4.4 million in 1998. The increase in interest income was the result of higher average cash balances throughout the year and a moderate increase in interest rates.

      Net income was $58.8 million, down 17.4 percent from the prior year, with return on sales at 18.0 percent. Diluted earnings per common share decreased 14.7 percent to $1.85 in 1999 based on 31.8 million weighted average common shares outstanding, compared to $2.17 in 1998 based on 32.9 million weighted average common shares outstanding.

      The effective tax rate was 37.5 percent in 1999 compared to 38.0 percent in 1998.

Analysis of 1998 Operations Compared to 1997 Operations

      Record net sales of $376.2 million in 1998 increased 14.3 percent over 1997 net sales of $329.0 million. Kaydon’s strategic diversification of products and markets has balanced its operating risk over a broad range of industries and markets, moderating the cyclical impact of individual markets. As in 1997, the results of the Company’s strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1998’s performance.

      The Company’s gross margin percentage equaled 40.4 percent in 1998, as compared to 41.7 percent achieved in 1997. The gross margin in 1998 reflects an increased proportion of sales into the Heavy Industrial Equipment market which, in general, has lower gross margins than other Kaydon markets.

      Selling, general and administrative expenses as a percentage of sales decreased to 11.1 percent in 1998, compared to 12.6 percent for 1997. The lower relative expense level was attributable to enhanced cost containment initiatives and slower spending growth to support the larger sale base.

      Consolidated operating income equaled $110.4 million during 1998, compared to $95.7 million in 1997, an increase of 15.4 percent, with operating margins of 29.3 percent and 29.1 percent in 1998 and 1997, respectively. Net interest income in 1998 was $4.4 million, up 17.3 percent from $3.8 million in 1997. The increase in interest income was the result of higher average cash balances throughout the year and a moderate increase in interest rates.

      Net income was $71.2 million, up 15.4 percent from the prior year, with return on net sales at 18.9 percent. Diluted earnings per common share increased 16.7 percent to $2.17 in 1998 based on 32.9 million weighted average common shares outstanding, compared to $1.86 in 1997 based on 33.2 million weighted average common shares outstanding.

      The 1998 effective tax rate of 38.0 percent remained unchanged from 1997.

Liquidity, Working Capital and Cash Flows

      One of the Company’s financial strategies is to maintain a relatively high level of liquidity and cash flow, which continued in 1999. Historically, Kaydon Corporation has generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by the Company’s continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements.

      One of the Company’s strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

      Free cash flow is cash from operations remaining after the Company has satisfied its capital investment initiatives to enhance manufacturing efficiencies, expand productive capacity and avail itself of other competitive opportunities. As one of its financial strategies, the Company focuses on maximizing free cash flow to achieve management’s primary objective— maximizing long-term shareholder value. The consolidated statements of cash flows are summarized as follows:

	Year ended December 31,

	1999	1998	1997

	(in thousands)

Cash flows from (used for):

Operations	$73,172	$72,560	$71,619

Capital expenditures, net	(11,589)	(25,363)	(12,750)

Free cash flow	61,583	47,197	58,869

Cash flows from (used for):

Acquisitions	(13,777)	82	(27,382)

Debt repayment	(209)	—	(8,031)

Free cash flow after capital expenditures, acquisitions and debt repayment	$47,597	$47,279	$23,456

      In 1999 the Company again experienced strong operating cash flows as operating activities provided $73.2 million. Working capital improvements offset the loss of net income and resulted in record cash flow from operations in 1999. In 1999 the Company utilized $44.6 million, and in 1998 utilized $39.1 million to repurchase Kaydon common stock. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $11.6 million in 1999, $25.4 million in 1998 and $12.8 million in 1997. To expand productive capacity in 1998, $13.3 million of capital spending was provided for capacity expansions through the purchase of a new bearings manufacturing plant and equipment in Mocksville, North Carolina, and the addition of capacity at existing plants in Blacksburg, Virginia and Monterrey, Mexico. The Company continues its active corporate development efforts to complement internal growth through significant investments for the plant expansions and the acquisition of additional companies to meet Kaydon’s well-disciplined criteria. Late in 1999, the Company used a portion of its significant cash resources to acquire two companies for a total of $13.8 million. These acquisitions, with combined annual sales of approximately $12.0 million will complement the Company’s existing operations. Filterdyne Filtration Systems, Inc. located in LaGrange, Georgia, is a manufacturer of custom-designed filtration and vacuum distillation systems. Filterdyne’s product lines will strengthen and complement the offerings of Kaydon’s growing family of products manufactured and sold by its Filtration division. Focal Technologies, Inc., located in Halifax, Nova Scotia, Canada, designs and manufactures fiber-optic, electronic data and fluid transmission devices. Although its products are currently focused in marine end-use markets, Focal Technologies’ broad-band expertise will expand and complement Kaydon’s slip-ring product technology for products manufactured by our Electro-Tec Corp. and I.D.M. Electronics, Ltd. subsidiaries. In 1997 the Company acquired two companies for a total of $27.4 million. Common stock dividends paid in 1999, 1998 and 1997 equaled $12.8 million, $11.8 million and $9.2 million. The Company redeemed $8.0 million of Industrial Revenue Bonds in 1997.

      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

      At December 31, 1999 the Company’s current ratio was 3.9 to 1 and working capital totaled $157.4 million, including $89.7 million of cash and cash equivalents. At December 31, 1998, the current ratio was 3.2 to 1 and working capital totaled $158.6 million, including cash and cash equivalents of $96.2 million.

      The Company’s working capital turnover was 2.1 times in 1999, compared to 2.4 times in 1998. Excluding cash, the working capital turnover was 4.8 times in 1999 compared to 6.0 times in 1998. The Company’s inventory turnover ratio was 3.3 times in 1999 compared to 3.5 times in 1998, while the days-sales year-end balance equaled 57 days in 1999 compared to 53 days in 1998.

      During 1999, the Company entered into a $300.0 million revolving credit facility, which terminates in 2004. This new facility replaces the Company’s former $100.0 million credit facility. The new facility permits the Company to borrow under several different rate options. At December 31, 1999 the Company had available credit of $300.0 million under the new facility.

      The Company repurchased 1,684,151 shares of its common stock in 1999 for $44.6 million compared to 1,127,153 shares for $39.1 million in 1998. Open market repurchases of common stock in 1999 totaled 1,534,500 shares for $39.9 million. In September 1999, the Board of Directors approved an increased stock repurchase program totaling 5,000,000 shares. Of the 5,000,000 shares authorized by the Board of Directors for repurchase under the existing plan, 516,545 shares have been repurchased as of December 31, 1999.

Corporate Development

      The Company maintains an active acquisition program, which has made important contributions to the Company’s growth. In 1999, as discussed earlier in the Liquidity, Working Capital and Cash Flows section, the Company used a portion of its significant cash resources to acquire two companies for a total of $13.8 million. During the last five years, the Company acquired six businesses for $75.3 million (including the assumption of certain liabilities).

      The Company utilizes well-disciplined criteria in selecting acquisitions, including the long-term enhancement of its financial strength and shareholder value.

      The initial earnings benefit of acquisitions to the Company is less than the corresponding increase in sales since earnings are reduced by acquisition related costs such as interest and added depreciation and amortization. Generally, the anticipated earnings improvement for the Company comes from subsequent growth of acquired companies, since future incremental sales are not burdened with these fixed acquisition costs. Future earnings are also anticipated to benefit from improved operating efficiencies and cost containment programs.

Litigation

      The Company is a party to various lawsuits and other matters arising in the normal course of business that are pending. Refer to Note 10 in the Notes to Consolidated Financial Statements for further information.

Year 2000

      This Year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings with the Securities and Exchange Commission on Form 10-Q and Form 10-K, and in any previous Annual Report to shareholders.

      The Company believes that it has successfully managed the readiness of its systems with respect to the requirements for transaction processing in the Year 2000. The proprietary Company internal system was modified to be Year 2000 compliant in 1997. Review and testing of the modifications was completed during 1998. All modifications were reviewed a final time during 1999. The costs for these modifications were expensed as routine internal programming costs during the period incurred and were not material. No material additional costs were incurred by the Company during fiscal year 1999. Embedded technology in facilities systems and machinery and equipment were inventoried and assessed. Also, in accordance with the Company’s Year 2000 readiness plan, the Company assessed the Year 2000 systems readiness of its customers, vendors and suppliers and developed contingency plans as needed for those who were not expected to be Year 2000 compliant. Any costs for remediation of third party systems issues were borne by those third parties. The Company has experienced no material adverse effects related to the readiness of its systems for the Year 2000. Furthermore, any impact on the financial condition or results of operations for periods presented as a result of the advent of Year 2000 is not material.

Forward-Looking Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the market sectors in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “going forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Business Risks include increasing price and product competition by foreign and domestic competitors, including new entrants; the Company’s ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; the reliance on large customers; the cyclical nature of the markets served by the Company; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and growth strategies. These are representative of the Business Risks that could affect the outcome of the forward-looking statements. In addition, such forward-looking statements could be affected by general industry and market conditions, including interest rate fluctuations and other Business Risks.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. At December 31, 1999, the Company believes that the potential effect of these risks in the near term should not materially affect the Company’s financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Kaydon Corporation:

      We have audited the accompanying consolidated balance sheets of Kaydon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaydon Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Detroit, Michigan

January 31, 2000

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

	1999	1998

ASSETS

Current Assets:

Cash and cash equivalents	$89,749,000	$96,203,000

Accounts receivable, less allowances of $2,145,000 in 1999 and $1,957,000 in 1998	48,776,000	48,957,000

Inventories	61,008,000	68,176,000

Other current assets	12,020,000	16,464,000

Total current assets	211,553,000	229,800,000

Plant and Equipment, at cost:

Land and improvements	3,871,000	4,259,000

Buildings and leasehold improvements	46,654,000	47,767,000

Machinery and equipment	182,838,000	170,822,000

	233,363,000	222,848,000

Less—accumulated depreciation and amortization	(134,519,000)	(123,589,000)

	98,844,000	99,259,000

Cost in excess of net tangible assets of purchased businesses, net	75,081,000	64,717,000

Other assets	21,271,000	20,032,000

	$406,749,000	$413,808,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$11,360,000	$14,853,000

Accrued expenses:

Salaries and wages	7,586,000	11,145,000

Employee benefits	14,231,000	13,519,000

Income taxes	3,219,000	4,716,000

Other accrued expenses	17,787,000	26,967,000

Total current liabilities	54,183,000	71,200,000

Long-term postretirement and postemployment benefit obligations	32,483,000	30,952,000

Other long-term liabilities	3,133,000	—

Total long-term liabilities	35,616,000	30,952,000

Shareholders’ Equity:

Preferred stock—($.10 par value, 2,000,000 shares authorized; none issued)	—	—

Common stock—($.10 par value, 98,000,000 shares authorized; 36,674,016 and 36,466,016 shares issued in 1999 and 1998)	3,667,000	3,646,000

Paid-in capital	40,942,000	35,969,000

Retained earnings	401,024,000	355,233,000

Less—treasury stock, at cost; (5,576,689 and 4,315,198 shares in 1999 and 1998)	(114,794,000)	(80,711,000)

Less—restricted stock awards	(10,833,000)	—

Accumulated other comprehensive loss	(3,056,000)	(2,481,000)

	316,950,000	311,656,000

	$406,749,000	$413,808,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997

Net Sales	$325,696,000	$376,172,000	$329,036,000

Cost of sales	200,021,000	223,948,000	191,776,000

Gross Profit	125,675,000	152,224,000	137,260,000

Selling, general and administrative expenses	36,507,000	41,844,000	41,579,000

Operating Income	89,168,000	110,380,000	95,681,000

Interest expense	(38,000)	(45,000)	(200,000)

Interest income	4,915,000	4,479,000	3,980,000

Income Before Income Taxes	94,045,000	114,814,000	99,461,000

Provision for income taxes	35,266,000	43,630,000	37,795,000

Net Income	$58,779,000	$71,184,000	$61,666,000

Earnings Per Share—Basic	$1.86	$2.18	$1.87

—Diluted	$1.85	$2.17	$1.86

Dividends Declared Per Share	$0.41	$0.37	$0.30

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 1999, 1998 and 1997

	Comprehensive	Common	Paid-in	Retained	Treasury
	Income	Stock	Capital	Earnings	Stock

Balance, December 31, 1996		$1,802,000	$28,380,000	$244,332,000	$(39,633,000)

Net income, 1997	$61,666,000	—	—	61,666,000	—

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of $426,000 tax benefit	688,000	—	—	—	—

Unrealized translation adjustments	(1,190,000)	—	—	—	—

Comprehensive income	$61,164,000

Cash dividends declared		—	—	(9,901,000)	—

Issuance of 132,670 shares of common stock under stock option plans		9,000	2,281,000	—	—

Purchase of 73,591 shares of treasury stock		—	—	—	(2,013,000)

Two-for-one stock split		1,807,000	(1,807,000)	—	—

Balance, December 31, 1997		$3,618,000	$28,854,000	$296,097,000	$(41,646,000)

Net income, 1998	$71,184,000	—	—	71,184,000	—

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($8,000) tax	(15,000)	—	—	—	—

Unrealized translation adjustments	861,000	—	—	—	—

Comprehensive income	$72,030,000

Cash dividends declared		—	—	(12,048,000)	—

Issuance of 285,866 shares of common stock under stock option plans		28,000	7,115,000	—	—

Purchase of 1,127,153 shares of treasury stock		—	—	—	(39,065,000)

Balance, December 31, 1998		$3,646,000	$35,969,000	$355,233,000	$(80,711,000)

Net income, 1999	$58,779,000	—	—	58,779,000	—

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($31,000) tax	(50,000)	—	—	—	—

Unrealized translation adjustments	(525,000)	—	—	—	—

Comprehensive income	$58,204,000

Cash dividends declared		—	—	(12,988,000)	—

Issuance of 208,000 shares of common stock under stock option plans		21,000	4,573,000	—	—

Purchase of 1,684,151 shares of treasury stock, including restricted stock awards		—	400,000	—	(34,083,000)

Balance, December 31, 1999		$3,667,000	$40,942,000	$401,024,000	$(114,794,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Restricted	Other
	Stock	Comprehensive
	Awards	Loss	Total

Balance, December 31, 1996	$—	$(2,825,000)	$232,056,000

Net income, 1997	—	—	61,666,000

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of $426,000 tax benefit	—	688,000	688,000

Unrealized translation adjustments	—	(1,190,000)	(1,190,000)

Comprehensive income

Cash dividends declared	—	—	(9,901,000)

Issuance of 132,670 shares of common stock under stock option plans	—	—	2,290,000

Purchase of 73,591 shares of treasury stock	—	—	(2,013,000)

Two-for-one stock split	—	—	—

Balance, December 31, 1997	$—	$(3,327,000)*	$283,596,000

Net income, 1998	—	—	71,184,000

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($8,000) tax	—	(15,000)	(15,000)

Unrealized translation adjustments	—	861,000	861,000

Comprehensive income

Cash dividends declared	—	—	(12,048,000)

Issuance of 285,866 shares of common stock under stock option plans	—	—	7,143,000

Purchase of 1,127,153 shares of treasury stock	—	—	(39,065,000)

Balance, December 31, 1998	$—	$(2,481,000)*	$311,656,000

Net income, 1999	—	—	58,779,000

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($31,000) tax	—	(50,000)	(50,000)

Unrealized translation adjustments	—	(525,000)	(525,000)

Comprehensive income

Cash dividends declared	—	—	(12,988,000)

Issuance of 208,000 shares of common stock under stock option plans	—	—	4,594,000

Purchase of 1,684,151 shares of treasury stock, including restricted stock awards	(10,833,000)	—	(44,516,000)

Balance, December 31, 1999	$(10,833,000)	$(3,056,000)*	$316,950,000

*	Comprised of unrealized translation adjustments of (2,963,000), (2,438,000), and (3,299,000) and minimum pension liability of (93,000), (43,000), and (28,000), as of December 31, 1999, 1998 and 1997.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997

Cash Flows from Operating Activities:

Net income	$58,779,000	$71,184,000	$61,666,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	15,634,000	14,044,000	12,756,000

Deferred taxes	2,869,000	(1,847,000)	(2,689,000)

Postretirement and postemployment benefit obligations	1,230,000	1,578,000	716,000

Changes in current assets and liabilities, net of effects of acquisitions of businesses:

Accounts receivable	1,521,000	(6,310,000)	(3,266,000)

Inventories	9,119,000	(7,620,000)	(2,897,000)

Other current assets	597,000	(736,000)	744,000

Accounts payable	(3,945,000)	3,272,000	172,000

Accrued expenses	(12,632,000)	(1,005,000)	4,417,000

Net cash provided by operating activities	73,172,000	72,560,000	71,619,000

Cash Flows from Investing Activities:

Purchases of marketable securities	—	(45,384,000)	(130,869,000)

Maturities of marketable securities	—	67,451,000	137,626,000

Additions to plant and equipment, net	(11,589,000)	(25,363,000)	(12,750,000)

Other	—	(2,500,000)	—

Acquisitions of businesses, net of cash acquired	(13,777,000)	82,000	(27,382,000)

Net cash used in investing activities	(25,366,000)	(5,714,000)	(33,375,000)

Cash Flows from Financing Activities:

Cash dividends paid	(12,776,000)	(11,807,000)	(9,231,000)

Net payments on debt	(209,000)	—	(8,031,000)

Proceeds from issuance of common stock	3,546,000	4,777,000	1,560,000

Purchase of treasury stock	(44,621,000)	(39,065,000)	(2,013,000)

Net cash used in financing activities	(54,060,000)	(46,095,000)	(17,715,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(200,000)	717,000	(237,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,454,000)	21,468,000	20,292,000

Cash and Cash Equivalents—Beginning of Year	96,203,000	74,735,000	54,443,000

Cash and Cash Equivalents—End of Year	$89,749,000	$96,203,000	$74,735,000

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  Accounting Policies

  Principles of Consolidation:

      The consolidated financial statements include the accounts of Kaydon Corporation and its wholly-owned domestic and foreign subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999 the Company had $86.7 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

  Inventories:

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	1999	1998

Raw Material	$22,970,000	$26,570,000

Work in Progress	15,372,000	20,352,000

Finished Goods	22,666,000	21,254,000

	$61,008,000	$68,176,000

  Plant and Equipment:

      Plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10 – 40 years

Machinery and equipment	3 – 15 years

      Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

  Cost in Excess of Net Tangible Assets of Purchased Businesses and Other Long-Lived Assets:

      Cost in excess of net tangible assets of purchased businesses (“goodwill”) totaling $16.2 million arose prior to 1971 and is not being amortized since, in the opinion of management, there has been no diminution in value. Goodwill acquired after 1970 is being amortized on a straight-line basis over periods of 20 to 40 years and is stated net of accumulated amortization of $12.0 million and $9.3 million at December 31, 1999 and 1998. Amortization expense was $2.4 million, $2.2 million and $1.9 million in 1999, 1998 and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and other long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the goodwill and other long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 1999.

  Other Assets:

      Other assets include, among other items, deferred tax assets and various intangibles which primarily include noncompete and supply agreements. Deferred tax assets are further discussed in Note 3. The noncompete and supply agreements and other intangibles are being amortized on a straight-line basis over periods of 4 to 15 years. They are stated net of accumulated amortization of $4.5 million and $4.1 million at December 31, 1999 and 1998. Amortization expense was $0.4 million in each of 1999, 1998 and 1997.

  Foreign Currency Translation:

      The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting unrealized translation adjustment is recorded as a separate component of accumulated other comprehensive loss in the Consolidated Financial Statements.

  Fair Value of Financial Instruments:

      The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

  Comprehensive Income:

      Comprehensive income consists of net income, minimum pension liability adjustments and unrealized foreign currency translation adjustments, and is presented in the Consolidated Statements of Shareholders’ Equity.

  Impact of Recently Issued Accounting Standards:

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company is required to adopt the provisions of SFAS No. 133 in fiscal 2000. The adoption is not expected to affect the Company’s financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2  Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	1999	1998	1997

Numerators:

Numerator for both basic and diluted earnings per share, net income	$58,779,000	$71,184,000	$61,666,000

Denominators:

Denominator for basic earnings per share, weighted average common shares outstanding	31,608,000	32,631,000	32,976,000

Potential dilutive shares resulting from stock options and restricted stock awards	167,000	240,000	187,000

Denominator for diluted earnings per share	31,775,000	32,871,000	33,163,000

Earnings Per Share:

Basic	$1.86	$2.18	$1.87

Diluted	$1.85	$2.17	$1.86

      During 1999, 1998 and 1997 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share for part of the year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted during 1999 to purchase 28,000 shares of common stock at prices ranging from $31.44 to $33.31 were excluded from the computation of diluted earnings per share for all periods since issuance.

NOTE 3  Income Taxes

      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      The provision for income taxes consisted of the following:

	1999	1998	1997

Current:

U.S. Federal	$27,293,000	$38,098,000	$34,360,000

State	3,941,000	5,039,000	4,494,000

Foreign	1,550,000	2,403,000	2,767,000

Rate Change	—	—	(125,000)

	32,784,000	45,540,000	41,496,000

Deferred:

U.S. Federal	2,662,000	(1,738,000)	(2,906,000)

State	207,000	(172,000)	(209,000)

Foreign	(387,000)	—	(919,000)

Rate Change	—	—	333,000

	2,482,000	(1,910,000)	(3,701,000)

	$35,266,000	$43,630,000	$37,795,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 1997, the income tax rate in the United Kingdom decreased from 33 percent to 31 percent. The income tax balances were adjusted to reflect the revised rate.

      In 1999, 1998 and 1997, the Company’s effective tax rates were 37.5 percent, 38.0 percent and 38.0 percent, of income before income taxes and differed from the U.S. federal statutory income tax rate primarily due to the effect of state income taxes, net of the federal tax benefit.

      Cash expended for income taxes totaled $32.7 million in 1999, $44.4 million in 1998, and $41.5 million in 1997.

      The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 1999 and 1998 were as follows:

	1999	1998

Deferred tax assets:

Postretirement and postemployment benefit obligations	$14,207,000	$12,677,000

Financial accruals and reserves not currently deductible	13,266,000	15,547,000

Inventory accounting method and basis differences	4,834,000	7,027,000

Other	929,000	1,046,000

	33,236,000	36,297,000

Deferred tax liabilities:

Plant and equipment basis differences	(8,961,000)	(9,153,000)

	$24,275,000	$27,144,000

      The Company has not provided for U.S. income taxes on undistributed earnings of foreign subsidiaries. Recording of deferred income taxes on these undistributed earnings is not required as these earnings have been permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be substantially offset by available foreign tax credits.

NOTE 4  Revolving Credit Facility

      In June 1999, the Company entered into a new five-year $300.0 million revolving credit facility, none of which was outstanding at December 31, 1999. This facility replaced a $100.0 million facility, none of which was outstanding at December 31, 1998. The new facility permits the Company to borrow under several different interest rate options.

NOTE 5  Stock-Based Compensation

      At the Company’s Annual Meeting held in April 1999 shareholders approved the 1999 Long-Term Stock Incentive Plan (“Incentive Plan”) which replaced the Company’s 1993 Stock Option Plan. Company common stock approved for grant under the Incentive Plan equaled 2,000,000 shares. The Incentive Plan provides for the issuance of stock-based incentives in various forms. Stock grants will no longer be made under the 1993 Plan. The Company also has the 1993 Non-Employee Directors Plan (“Directors Plan”) which has a maximum 200,000 shares available for grant.

      Pursuant to the Incentive Plan, the Company granted restricted stock awards for 422,660 shares of Company common stock in 1999, to key employees of the Company. Of the total shares awarded, 211,330 shares have been earned and, therefore, the deferred compensation associated with them is fixed and will vest over the awards’ ten-year vesting period. The remaining 211,330 shares granted will only be earned if specific diluted earnings per share or Company common stock price performance criteria are achieved in each of fiscal years 2000, 2001 and 2002. Until these shares are earned, the deferred compensation associated with them will be based on the current market price of Company common stock and the degree to which the performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria are being or have been met, and will change each reporting period. If earned, these shares will vest over a ten-, nine- or eight-year period coincident with achieving each performance criterion. The weighted average fair value per share of the restricted stock awards granted in 1999 was $24.93. Compensation expense for the vesting of earned restricted stock awards was approximately $0.1 million in 1999. The unamortized value of unvested restricted stock awards, including stock awards subject to performance criteria, aggregating $10.8 million at December 31, 1999, is recorded in the Consolidated Financial Statements as a deduction from shareholders’ equity.

      Fixed stock options are granted to key employees and Directors of the Company. The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 25 percent per year, commencing one year after the date of grant, and options expire five years after the date of grant.

      A summary of stock option information is as follows:

	1999		1998		1997

		Wtd. Avg		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	1,101,238	$22.73	1,116,030	$20.21	1,052,350	$16.70

Granted	48,000	$32.69	351,550	$24.81	214,150	$32.00

Exercised	(208,000)	$17.02	(285,866)	$14.87	(132,670)	$11.75

Canceled	(99,425)	$25.93	(80,476)	$24.86	(17,800)	$17.40

Outstanding at End of Year	841,813	$24.33	1,101,238	$22.73	1,116,030	$20.21

Exercisable at End of Year	256,976	$22.24	258,876	$18.30	373,679	$14.95

Weighted Average Fair Value of Options Granted	$10.13		$7.17		$9.05

      Options outstanding at December 31, 1999 are as follows:

					Wtd. Avg.
				Wtd. Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:

Under $23.00:

Exercisable	190,363	$15.38	$22.31	$20.15	1.74

Non-exercisable	176,100	$15.38	$22.31	$19.59	1.62

	366,463	$15.38	$22.31	$19.88	1.68

Over $23.00:

Exercisable	66,613	$24.81	$33.00	$28.23	3.58

Non-exercisable	408,737	$24.81	$33.31	$27.68	3.88

	475,350	$24.81	$33.31	$27.75	3.84

Total options	841,813	$15.38	$33.31	$24.33	2.90

      At December 31, 1999, 1,549,340 shares remained available for grant under the Incentive Plan, and 120,000 shares remained available for grant under the Directors Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for the fixed stock option portion of these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per share would have been reduced to the following pro forma amounts:

	1999	1998	1997

Net Income:

As reported	$58,779,000	$71,184,000	$61,666,000

Pro forma	$57,657,000	$70,098,000	$60,908,000

Earnings per Share—Diluted:

As reported	$1.85	$2.17	$1.86

Pro forma	$1.81	$2.13	$1.84

      The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions utilized in 1999: risk free interest rate of 5.3 percent; expected dividend yield of 1.5 percent; expected life of 4 years; expected volatility of 35.4 percent. The following weighted average assumptions were utilized in 1998: risk free interest rate of 4.6 percent; expected dividend yield of 1.1 percent; expected life of 4 years; expected volatility of 31.4 percent. The following assumptions were utilized in 1997: risk-free interest rates ranging from 5.8 percent to 6.8 percent; expected dividend yield of 1.1 percent; expected lives of 4 years; expected volatility of 27.4 percent.

NOTE 6  Shareholders Rights Plan

      On June 21, 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan which attached one right to each share of Kaydon common stock held by shareholders of record at the close of business on July 7, 1995. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The exercise price, subject to adjustment, is fifteen dollars ($15.00) per right. The rights will become exercisable eight days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Company common stock (the “Stock Acquisition Date”). The rights are not exercisable until the Stock Acquisition Date and will expire at the close of business on July 7, 2000, unless earlier redeemed by the Company.

NOTE 7  Employee Benefit Plans

      The Company maintains several defined benefit pension plans which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment. The Company’s policy is to fund the minimum amounts required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of publicly traded equity and debt securities which included 160,000 shares of Kaydon Corporation common stock at December 31, 1999 and 1998.

      The Company provides certain retiree health care and life insurance benefits covering the majority of all U.S. employees. Employees are generally eligible for benefits upon retirement or long-term disability and completion of a specified number of years of credited service. These benefits are subject to cost-sharing provisions and other limitations. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

      The Company accrues for the cost of providing postretirement benefits for medical, dental and life insurance coverage over the active service period of the employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

	1999	1998	1999	1998

Change in Benefit Obligation:

Benefit obligation, beginning of year	$(60,531,000)	$(50,157,000)	$(28,653,000)	$(26,741,000)

Service cost	(2,404,000)	(1,914,000)	(803,000)	(732,000)

Interest cost	(4,043,000)	(3,772,000)	(1,921,000)	(1,989,000)

Plan amendments	(391,000)	(2,781,000)	—	—

Actuarial (loss) gain	1,832,000	(4,125,000)	3,107,000	(186,000)

Benefits paid	2,439,000	2,218,000	1,013,000	995,000

Benefit obligation, September 30	(63,098,000)	(60,531,000)	(27,257,000)	(28,653,000)

Change in Plan Assets:

Fair value of plan assets, beginning of year	54,688,000	55,936,000	—	—

Actual return on plan assets	9,855,000	601,000	—	—

Company contributions	427,000	369,000	1,013,000	995,000

Plan participants’ contributions	—	—	72,000	54,000

Benefits paid	(2,439,000)	(2,218,000)	(1,085,000)	(1,049,000)

Fair value of plan assets, September 30	62,531,000	54,688,000	—	—

Funded Status	(567,000)	(5,843,000)	(27,257,000)	(28,653,000)

Unrecognized net transition obligation	44,000	37,000	—	—

Unrecognized prior service cost	3,413,000	4,644,000	(1,931,000)	(2,126,000)

Unrecognized net loss (gain)	(11,298,000)	(1,853,000)	(2,870,000)	252,000

Accrued benefit cost, September 30	(8,408,000)	(3,015,000)	(32,058,000)	(30,527,000)

Provision for fourth quarter	—	(363,000)	—	—

Contributions for fourth quarter	37,000	36,000	—	—

Accrued benefit cost, December 31	$(8,371,000)	$(3,342,000)	$(32,058,000)	$(30,527,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:

Accrued benefit liability	$(10,601,000)	$(7,156,000)	$(32,058,000)	$(30,527,000)

Intangible asset	2,079,000	3,744,000	—	—

Accumulated other comprehensive income	151,000	70,000	—	—

Net amount recognized	$(8,371,000)	$(3,342,000)	$(32,058,000)	$(30,527,000)

Weighted Average Assumptions as of September 30:

Discount rate	6.50–7.50%	6.25–7.00%	6.50–7.50%	6.25–7.00%

Expected return on plan assets	9.00%	9.00%	N/A	N/A

Rate of compensation increase	4.00–4.50%	4.50%	5.00%	5.00%

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $34,290,000, $33,740,000, and $27,113,000, respectively, as of December 31, 1999 and were $33,417,000, $32,812,000, and $27,145,000, respectively, as of December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	1999	1998	1997

Components of Net Periodic Benefit Cost:

Service cost	$2,549,000	$1,968,000	$1,750,000

Interest cost	4,098,000	3,878,000	3,455,000

Expected return on plan assets	(4,978,000)	(5,034,000)	(3,808,000)

Amortization of:

Unrecognized net transition obligation	(6,000)	(6,000)	(6,000)

Unrecognized prior service cost	1,339,000	1,138,000	444,000

Unrecognized net loss (gain)	(45,000)	(494,000)	247,000

Net periodic benefit cost	$2,957,000	$1,450,000	$2,082,000

	Postretirement Benefits

	1999	1998	1997

Service cost	$803,000	$732,000	$599,000

Interest cost	1,921,000	1,989,000	1,742,000

Amortization of:

Unrecognized prior service cost	(196,000)	(195,000)	(196,000)

Unrecognized net loss (gain)	14,000	41,000	(37,000)

Net periodic benefit cost	$2,542,000	$2,567,000	$2,108,000

      For measurement purposes, a 9 percent annual rate of increase for participants under 65 years of age and a 7.5 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 1999. The rates were assumed to decrease gradually to 6 percent for 2002 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A 1 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$430,000	$(369,000)

Effect on postretirement benefit obligation	$3,724,000	$(3,260,000)

NOTE 8  Lease Commitments

      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999 are as follows:

Year ending December 31,

2000	$1,291,000

2001	1,033,000

2002	873,000

2003	592,000

2004	314,000

Thereafter	1,307,000

      Aggregate rental expense charged to operations was $1,715,000, $1,659,000 and $1,607,000 in 1999, 1998 and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9  Acquisitions

      During the fourth quarter of 1999, the Company purchased all of the outstanding stock of Focal Technologies, Inc., a leading designer and manufacturer of fiber-optic, electronic data and fluid transmission devices, for $8.8 million. Also during the fourth quarter, the Company purchased all of the outstanding stock of Filterdyne Filtration Systems, Inc., a manufacturer of custom-designed filtration and vacuum distillation systems, for $5.0 million. The acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the 1999 consolidated financial statements since the effective acquisition dates. Pro forma financial results of the Company, including the results of these acquired businesses, would not have been materially different from actual results.

      During 1997, the Company purchased the assets of Gold Star Manufacturing, Inc. for $4.4 million and the assets of Great Bend Industries, Inc. for $22.9 million. Both companies manufacture custom-designed hydraulic cylinders.

NOTE 10  Contingencies

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

      On October 13, 1998, the Court granted in part and denied in part the Company’s motion to dismiss the complaint, and denied the Company’s motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company’s motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco Corporation’s 1984 spin-off of the Company’s common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company’s motion to dismiss the successor liability claim, but noted the plaintiffs’ ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco Corporation and its other subsidiaries and former subsidiaries remain as defendants in the case.

      Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Management further believes that the outcome of this litigation will not have a material adverse effect on the Company’s financial position.

      Since June 1996, the Company and certain employees have received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records, and Kaydon employee testimony relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board.” However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General’s Report (the “JAG Report”) and the Naval Air Systems Command First Endorsement to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. A Supplemental Review dated November 30, 1999 with a First Endorsement dated December 10, 1999 further reviewed the JAG investigation and the Sikorsky “Mishap Board” investigation. The Supplemental Review and related First Endorsement contradict certain findings contained in the earlier JAG Report and related First Endorsement. Management believes that none of the findings contained in these reviews are conclusive, and management further believes it has meritorious defenses against any claims relating to alleged quality problems or deficiencies in its products. Management also believes that the outcome of this matter will not have a material adverse effect on the Company’s financial position.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. Management believes that the outcome of these matters will not have a material adverse effect on the Company’s financial position.

NOTE 11  Business Segment Information

      The Company operates through individual operating units which serve four key market sectors. The market sectors served by the Company have several related economic characteristics and attributes, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single segment called Custom-Engineered Products.

      Kaydon’s accounting policies for the Custom-Engineered Products segment are the same as those described in Note 1. Management evaluates segment performance based on segment profit or loss before interest and income taxes (“EBIT”).

      The corporate component of income before income taxes includes net interest income, goodwill amortization, depreciation and unallocated corporate administrative expenses. The Company maintains an asymmetrical allocation between its corporate office and its plants with regards to goodwill. The goodwill associated with an operating unit is on the balance sheet of the respective operating unit while the amortization expense associated with the goodwill is charged to the corporate office. Corporate assets consist of cash and cash equivalents, marketable securities, fixed assets and certain prepaid expenses. The selling price for transfers between geographic areas is generally based on cost plus a mark-up.

      (In thousands)

	For the year 1999			For the year 1998

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$331,479		$331,479	$380,077		$380,077

Elimination of intercompany sales	(5,783)		(5,783)	(3,905)		(3,905)

Total net sales	$325,696		$325,696	$376,172		$376,172

Depreciation and amortization	$12,787	$2,847	$15,634	$11,390	$2,654	$14,044

Segment EBIT	$90,321		$90,321	$112,930		$112,930

Unallocated amounts	—	$3,724	3,724	—	$1,884	1,884

Income before income taxes	$90,321	$3,724	$94,045	$112,930	$1,884	$114,814

Total assets	$315,768	$90,981	$406,749	$317,053	$96,755	$413,808

Expenditures for segment assets	$11,219	$370	$11,589	$25,064	$299	$25,363

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the year 1997

	Custom-
	Engineered		Consolidated
	Products	Corporate	Totals

Sales	$331,545		$331,545

Elimination of intercompany sales	(2,509)		(2,509)

Total net sales	$329,036		$329,036

Depreciation and amortization	$10,405	$2,351	$12,756

Segment EBIT	$99,421		$99,421

Unallocated amounts	—	$40	40

Income before income taxes	$99,421	$40	$99,461

Total assets	$286,180	$97,805	$383,985

Expenditures for segment assets	$12,663	$87	$12,750

  Geographic Information:

      The Company attributes sales to different geographic areas on the basis of the location of the customer. Sales and long-lived assets by geographic area are as follows:

	1999	1998	1997

Sales:

United States	$263,530,000	$304,116,000	$273,450,000

Foreign	62,166,000	72,056,000	55,586,000

Total	$325,696,000	$376,172,000	$329,036,000

Long-lived Assets:

United States	$143,602,000	$142,139,000	$128,335,000

Foreign	34,485,000	26,069,000	26,011,000

Total	$178,087,000	$168,208,000	$154,346,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Sales by Market Sector:

	1999	%	1998	%	1997	%

Special Industrial Machinery	$88,929,000	27.3%	$99,710,000	26.5%	$86,564,000	26.3%

Replacement Parts & Exports	99,264,000	30.5%	113,427,000	30.2%	112,426,000	34.2%

Aerospace & Military Equipment	38,247,000	11.7%	50,593,000	13.4%	45,412,000	13.8%

Heavy Industrial Equipment	99,256,000	30.5%	112,442,000	29.9%	84,634,000	25.7%

	$325,696,000		$376,172,000		$329,036,000

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required with respect to the directors of the Company is included in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (59)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.

John F. Brocci (57)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Kenneth W. Crawford (43)	Vice President and Corporate Controller. Mr. Crawford joined Kaydon as Vice President and Corporate Controller in March 1999. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Item 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is included in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8 herein, as required at December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

2.  Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this report:

II.  Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

3.  Exhibits

Exhibit	Description

3.4	By-Laws of the Registrant, as amended and restated on February 21, 2000.
21	Subsidiaries of Registrant.
23	Consent of Independent Public Accountants.
27	Financial Data Schedule (for EDGAR filing only)

      b.   Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

March 29, 2000	By: /s/ BRIAN P. CAMPBELL Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
March 29, 2000	By: /s/ KENNETH W. CRAWFORD Vice President and Corporate Controller (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERALD J. BREEN Gerald J. Breen Director	March 29, 2000
/s/ BRIAN P. CAMPBELL Brian P. Campbell Chairman	March 29, 2000
/s/ LAWRENCE J. CAWLEY Lawrence J. Cawley Director	March 29, 2000
/s/ THOMAS C. SULLIVAN Thomas C. Sullivan Director	March 29, 2000
/s/ B. JOSEPH WHITE B. Joseph White Director	March 29, 2000

Schedule II.	Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Description	of Period	and Expenses	Deductions	Period

			(A)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:

1999	$1,957,000	$530,000	$(342,000)	$2,145,000

1998	$1,620,000	$337,000	$—	$1,957,000

1997	$1,481,000	$183,000	$(44,000)	$1,620,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years.

F-1

EXHIBIT INDEX

Exhibit	Description

3.4	By-Laws of the Registrant, as amended and restated on February 21, 2000.
21	Subsidiaries of Registrant.
23	Consent of Independent Public Accountants.
27	Financial Data Schedule (for EDGAR filing only)