Form 10-Q
period 2000-04-01
KAYDON CORP
filed 2000-05-11
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended April 1, 2000	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common Stock Outstanding at May 4, 2000 – 30,120,891 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED April 1, 2000

INDEX

Page No.

Part I — Financial Information:

Consolidated Condensed Balance Sheets -

April 1, 2000 and December 31, 1999	1

Consolidated Condensed Statements of Income -

Quarter Ended April 1, 2000 and April 3, 1999	2

Consolidated Condensed Statements of Cash Flows -

Quarter Ended April 1, 2000 and April 3, 1999	3

Notes to Consolidated Condensed Financial Statements	4 - 9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10- 13

Quantitative and Qualitative Disclosures about Market Risk	13

Part II — Other Information:

Item 1. — Legal Proceedings	14

Item 6. — Exhibits and Reports on Form 8-K	14

Signatures	15

KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	April 1, 2000	Dec. 31,1999

	(Unaudited )

Assets:

Cash and cash equivalents	$93,577,000	$89,749,000

Accounts receivable, net	56,363,000	48,776,000

Inventories, net	61,617,000	61,008,000

Other current assets	12,227,000	12,020,000

Total current assets	223,784,000	211,553,000

Plant and equipment, net	98,298,000	98,844,000

Cost in excess of net tangible assets of purchased businesses, net	75,055,000	75,081,000

Other assets	20,922,000	21,271,000

Total assets	$418,059,000	$406,749,000

Liabilities and Shareholders' Equity :

Accounts payable	$16,819,000	$11,360,000

Accrued expenses	50,353,000	42,823,000

Total current liabilities	67,172,000	54,183,000

Long-term liabilities	37,199,000	35,616,000

Shareholders' equity:

Common stock	3,670,000	3,667,000

Paid-in capital	41,471,000	40,942,000

Retained earnings	410,922,000	401,024,000

Less — treasury stock, at cost	(128,451,000)	(114,794,000)

Less — restricted stock awards	(10,393,000)	(10,833,000)

Accumulated other comprehensive loss	(3,531,000)	(3,056,000)

	313,688,000	316,950,000

Total liabilities and shareholders' equity	$418,059,000	$406,749,000

      See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended

	April 1, 2000	April 3,1999

Net sales	$84,920,000	$88,120,000

Cost of sales	52,808,000	53,664,000

Gross profit	32,112,000	34,456,000

Operating expenses	12,553,000	9,708,000

Operating income	19,559,000	24,748,000

Interest income, net	1,547,000	1,050,000

Income before income taxes	21,106,000	25,798,000

Provision for income taxes	7,810,000	9,674,000

Net income	$13,296,000	$16,124,000

Weighted Average Common Shares:

Basic	30,461,000	32,001,000

Diluted	30,521,000	32,209,000

Earnings Per Share:

Basic	$.44	$.50

Diluted	$.44	$.50

      See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended

	April 1, 2000	April 3,1999

Cash flows from operating activities	$24,264,000	$19,343,000

Cash flows from (used in) investing activities:

Capital expenditures, net	(3,075,000)	(2,571,000)

Acquisition of business	(1,008,000)

Cash from (used in) investing activities	(4,083,000)	(2,571,000)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	452,000	339,000

Dividends paid	(3,427,000)	(3,216,000)

Net payments on debt	(18,000)

Purchase of treasury stock	(13,242,000)	(9,781,000)

Cash used in financing activities	(16,235,000)	(12,658,000)

Effect of exchange rate changes on cash and cash equivalents	(118,000)	(15,000)

Net increase in cash and cash equivalents	3,828,000	4,099,000

Cash and cash equivalents — Beginning of period	89,749,000	96,203,000

Cash and cash equivalents — End of period	$93,577,000	$100,302,000

Cash expended for income taxes	$515,000	$1,600,000

      See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year- end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

(2)	Inventories are summarized as follows:

	April 1, 2000	Dec. 31, 1999

Raw Material	$22,383,000	$22,970,000

Work in Process	16,166,000	15,372,000

Finished Goods	23,068,000	22,666,000

	$61,617,000	$61,008,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately ($475,000) and ($923,000) resulting in comprehensive income of $12,821,000 and $15,201,000 for the quarters ended April 1, 2000 and April 3, 1999.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	April 1, 2000	April 3, 1999

Numerators:

Numerators for both basic and diluted earnings per share, net income	$13,296,000	$16,124,000

Denominators:

Denominators for basic earnings per share, weighted average common shares outstanding	30,461,000	32,001,000

Potential dilutive shares resulting from stock options and restricted stock awards	60,000	208,000

Denominators for dilutive earnings per share	30,521,000	32,209,000

Earnings per share:

Basic	$.44	$.50

Diluted	$.44	$.50

Options to purchase 145,850 shares of common stock at prices ranging from $31.4375 to $33.3125 per share were outstanding during the first quarter of 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 145,800 shares of common stock at a price of $33.00 per share were outstanding during the first quarter of 1999, but were not included in the computation of first quarter 1999 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share are based on an average of the potential dilutive shares resulting from stock option plans for the periods presented.

(5)	The Company operates through individual operating units which serve four key market sectors. The market sectors served by the Company have several related economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single segment of Custom-Engineered Products.

The corporate component of income before taxes includes interest income, goodwill amortization, depreciation and unallocated corporate administrative expenses. The Company maintains an asymmetrical allocation between its corporate office and its plants with respect to goodwill. The goodwill associated with an operating unit is on the balance sheet of the respective operating unit while the amortization expense associated with the goodwill is charged to the corporate office.

Segment financial data (in thousands):

	Quarter Ended

	April 1, 2000			April 3, 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$85,425		$85,425	$89,749		$89,749

Elimination of intercompany sales	(505)		(505)	(1,629)		(1,629)

Total net sales	$84,920		$84,920	$88,120		$88,120

Segment earnings before interest and tax	$20,249		$20,249	$25,107		$25,107

Unallocated amounts	0	$857	857	0	$691	691

Income before income taxes	$20,249	$857	$21,106	$25,107	$691	$25,798

There has been no change in the basis or measurement of segmentation since the last annual report.

(6)	In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 2000, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $84,920,000, down 3.6 percent from $88,120,000 in the first quarter of 1999. Results for the quarter reflect recent acquisitions and modest recoveries in certain markets served by Kaydon including semiconductor equipment, railroad, industrial repair, and the specialty ball market. However, these improvements were offset by the absence of recoveries in certain other key industrial markets including heavy construction equipment, offshore oil, and aerospace.

Gross profit during the first quarter of 2000 of $32,112,000 was 37.8 percent of sales, compared with $34,456,000 or 39.1 percent of sales in the first quarter of 1999. While below the 1999 first quarter levels, the gross profit percentage achieved in the first quarter of 2000 was relatively consistent with gross profit percentages achieved during the third and fourth quarters of 1999. Operating income during the first quarter of 2000 was $19,559,000 or 23.0 percent of sales as compared to $24,748,000 or 28.1 percent of sales in the 1999 first quarter.

The first quarter 2000 gross profit and operating income results were negatively impacted by the decrease in sales from 1999, as well as several unusual charges associated with product line and facility consolidations. Charges of approximately $1.1 million were recorded at the Cooper Roller Bearing subsidiary in the United Kingdom related to headcount reductions, and for fixed asset write-offs related to the discontinuance of the subsidiary’s power transmission parts business. In addition, beginning in the second quarter of 2000, the Company will begin a restructuring of its Fluid Power Products division. This restructuring involves the closing of one of the division’s four facilities with its operations integrated into the other three divisional locations. The restructuring of the Fluid Power Products division, involving total estimated expenditures of approximately $2.0 million, is expected to result in future annualized cost savings in excess of $2.0 million. The changes described at the Cooper and Fluid Power locations follow senior management changes at these locations that took place during the fourth quarter of 1999.

Legal expenses incurred in connection with ongoing litigation matters also negatively impacted first quarter results when compared to the same period in 1999. Amortization expense related to goodwill generated as a result of the two strategic acquisitions completed by the Company in late 1999 also negatively affected the first quarter compared to the same period last year. The 1999 acquisitions on a whole, while currently adding sales volume have yet to have a comparable operating income impact as the Company is in the process of fully integrating the new businesses.

Net interest income in the first quarter of 2000 of $1,547,000 increased $497,000 from $1,050,000 in last year’s comparable period due to marginally higher interest rates as well as $311,000 related to interest earned on a federal tax refund.

First quarter 2000 net income was $13,296,000, or 15.7 percent of sales. Earnings per share on a diluted basis equaled $.44. First quarter 1999 net income was $16,124,000, or 18.3 percent of sales, while earnings per share on a diluted basis equaled $.50.

The effective tax rate during the first quarter of 2000 was 37.0 percent compared to 37.5 percent in the first quarter 1999. The lower rate is due to more state tax planning efforts.

Liquidity and Capital Resources

Working capital was $156,612,000 as of April 1, 2000, reflecting a current ratio of 3.3 to 1 compared to $157,370,000 and a current ratio of 3.9 to 1 at year-end 1999. The Company realized an increase in accounts receivable during the first quarter of $7,587,000. This was mainly due to an increase in sales volumes of 8.4 percent during the first quarter of 2000 compared to the fourth quarter of 1999. Offsetting this increase in accounts receivable was an increase in the Company’s accounts payable balance of $5,459,000, which reflects more aggressive payment terms the Company has negotiated with its suppliers.

Cash flow from operations was a first quarter record $24,264,000, up from $19,343,000 for the same period in 1999. The record cash flow in the first quarter of 2000 continues the trend the Company experienced during 1999’s record operating cash flow year.

Depreciation and amortization for the first quarter of 2000 totaled $4,477,000 compared to $4,125,000 in the first quarter of 1999. Quarter over quarter increases are primarily due to the previously mentioned acquisitions completed in late 1999.

Cash and cash equivalents equaled $93,577,000 as of April 1, 2000, up $3,828,000 over the balance at year-end 1999 of $89,749,000. This increase reflects strong operating cash flow offset by capital expenditures of $3,075,000, dividend payments of $3,427,000, the repurchase of 559,542 shares of common stock for $13,242,000, and the acquisition of the assets of a small manufacturer of fuel cleansing systems for $1,008,000.

Management expects that the Company’s planned capital requirements for the remainder of 2000, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations and existing cash balances.

Year 2000

This year 2000 disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings with the Securities and Exchange Commission on Form 10-Q and Form 10-K, and in any previous Annual Report to shareholders.

The Company believes that it has successfully managed the readiness of its systems with respect to the requirements for transaction processing in the Year 2000. The proprietary Company internal system was modified to be Year 2000 compliant in 1997. Review and testing of the modifications was completed during 1998. All modifications were reviewed a final time during 1999. The costs for these modifications were expensed as routine internal programming costs during the period incurred and were not material. No material additional costs were incurred by the Company. Embedded technology in facilities systems and machinery and equipment were inventoried and assessed. Also, in accordance with the Company’s Year 2000 readiness plan, the Company assessed the Year 2000 systems readiness of its customers, vendors and suppliers and developed contingency plans as needed for those who were not expected to be Year 2000 compliant. Any costs for remediation of third party systems issues were borne by those third parties. The Company has experienced no material adverse effects related to the readiness of its systems for the Year 2000. Furthermore, any impact on the financial condition or results of operations for periods presented as a result of the advent of Year 2000 is not material.

Outlook

The Company’s backlog at April 1, 2000 was $119,052,000 compared to $117,621,000 at the end of 1999. This is the first quarterly increase in backlog registered by the Company since the first quarter of 1998. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, the Company believes that orders will increase only slightly for the second quarter of 2000, but should rebound during the second half of this year especially in the Fluid Power Products division and the Cooper Bearings subsidiary in the United Kingdom. The actions taken at the Cooper facility and future actions to be completed at the Fluid Power Products division should position these operations to take advantage of the expected rebound in their businesses during the second half of this year. Expected operating cash flows coupled with the Company’s current cash reserves and the Company’s $300,000,000 credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Certain information in this Form 10-Q is forward looking, such as the Company’s expectations regarding future financial performance and business development activity. The Company may not update these expectations to reflect subsequent events. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties as to economic conditions, market acceptance of new enhanced versions of the Company’s products, the pricing of raw materials and changes in the competitive environments in which the Company’s businesses operate. Readers are cautioned to consider these factors when relying on such forward-looking information.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The Company believes that the potential effect of these risks in the near term should not materially affect the Company’s financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. See the discussion in the Notes to Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibit No.	Description

(27)	Financial Data Schedule (for SEC use only)

B. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 11, 2000	/s/ Brian P. Campbell

Brian P. Campbell

Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

May 11, 2000	/s/ Kenneth W. Crawford

Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule