Form 10-Q
period 2000-07-01
KAYDON CORP
filed 2000-08-11
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended July 1, 2000	Commission File No. 0-12640

KAYDON CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

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

YES [X]    NO [    ]

Common Stock Outstanding at August 4, 2000 – 29,947,770 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED July 1, 2000

INDEX

Page No.
Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets -

July 1, 2000 and December 31, 1999	1

Consolidated Condensed Statements of Income -

Quarter and First Half Ended July 1, 2000 and July 3, 1999	2

Consolidated Condensed Statements of Cash Flows -

First Half Ended July 1, 2000 and July 3, 1999	3

Notes to Consolidated Condensed Financial Statements	4 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Part II — Other Information:

Item 1. – Legal Proceedings	14

Item 6. — Exhibits and Reports on Form 8-K	14

Signatures	15

ITEM 1. FINANCIAL STATEMENTS

KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 1, 2000	December 31, 1999

	(Unaudited)
Assets:

Cash and cash equivalents	$97,689,000	$89,749,000

Accounts receivable, net	54,538,000	48,776,000

Inventories, net	61,385,000	61,008,000

Other current assets	12,027,000	12,020,000

Total current assets	225,639,000	211,553,000

Plant and equipment, net	97,668,000	98,844,000

Cost in excess of net tangible assets of purchased businesses, net	73,499,000	75,081,000

Other assets	24,387,000	21,271,000

Total assets	$421,193,000	$406,749,000

Liabilities and Shareholders’ Equity:
Accounts payable	$15,735,000	$11,360,000

Accrued expenses	43,386,000	42,823,000

Total current liabilities	59,121,000	54,183,000

Long-term liabilities	48,765,000	35,616,000

Shareholders’ equity:

Common stock	3,671,000	3,667,000

Paid-in capital	40,301,000	40,942,000

Retained earnings	413,204,000	401,024,000

Less — treasury stock, at cost	(128,757,000)	(114,794,000)

Less — restricted stock awards	(9,850,000)	(10,833,000)

Accumulated other comprehensive loss	(5,262,000)	(3,056,000)

	313,307,000	316,950,000

Total liabilities and shareholders’ equity	$421,193,000	$406,749,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Half Ended

	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Net sales	$86,068,000	$85,524,000	$170,988,000	$173,644,000

Gross profit	$32,173,000	$33,573,000	$64,285,000	$68,029,000

Operating income	$7,522,000	$24,334,000	$27,081,000	$49,082,000

Interest income, net	1,375,000	1,175,000	2,922,000	2,225,000

Income before income taxes	8,897,000	25,509,000	30,003,000	51,307,000

Provision for income taxes	3,292,000	9,566,000	11,102,000	19,240,000

Net income	$5,605,000	$15,943,000	$18,901,000	$32,067,000

Weighted Average Common Shares:

Basic	30,111,000	31,855,000	30,286,000	31,954,000

Diluted	30,157,000	32,047,000	30,339,000	32,157,000

Earnings Per Share:

Basic	$.19	$.50	$.62	$1.00

Diluted	$.19	$.50	$.62	$1.00

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended

	July 1, 2000	July 3, 1999

Cash flows from operating activities	$36,510,000	$32,318,000

Cash flows from (used in) investing activities:

Capital expenditures, net	(6,343,000)	(5,585,000)

Acquisition of business	(1,248,000)

Cash used in investing activities	(7,591,000)	(5,585,000)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	597,000	760,000

Dividends paid	(6,788,000)	(6,405,000)

Net payments on debt	(46,000)

Purchase of treasury stock	(14,414,000)	(10,517,000)

Cash used in financing activities	(20,651,000)	(16,162,000)

Effect of exchange rate changes on cash and cash equivalents	(328,000)	(316,000)

Net increase (decrease) in cash and cash equivalents	7,940,000	10,255,000

Cash and cash equivalents — Beginning of period	89,749,000	96,203,000

Cash and cash equivalents — End of period	$97,689,000	$106,458,000

Cash expended for income taxes	$13,424,000	$18,850,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

(2)	Inventories are summarized as follows:

	July 1, 2000	December 31, 1999

Raw Material	$22,948,000	$22,970,000

Work in Process	15,549,000	15,372,000

Finished Goods	22,888,000	22,666,000

	$61,385,000	$61,008,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $(1,731,000) and $(2,049,000), resulting in comprehensive income of $3,874,000 and $13,894,000 for the quarters ended July 1, 2000 and July 3, 1999. On a first half basis, other comprehensive income, net of tax, was approximately ($2,206,000) and $(2,972,000), resulting in year to date comprehensive income of $16,695,000 and $29,095,000 for the first halves ended July 1, 2000 and July 3, 1999.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	July 1, 2000	July 3, 1999

Numerators:
Numerators for both basic and diluted earnings per share, net income	$5,605,000	$15,943,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	30,111,000	31,855,000

Potential dilutive shares resulting from stock options and restricted stock awards	46,000	192,000

Denominators for dilutive earnings per share	30,157,000	32,047,000

Earnings per share:
Basic	$.19	$.50

Diluted	$.19	$.50

	First Half Ended

	July 1, 2000	July 3, 1999

Numerators:
Numerators for both basic and diluted earnings per share, net income	$18,901,000	$32,067,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	30,286,000	31,954,000

Potential dilutive shares resulting from stock options and restricted stock awards	53,000	203,000

Denominators for dilutive earnings per share	30,339,000	32,157,000

Earnings per share:
Basic	$.62	$1.00

Diluted	$.62	$1.00

Options to purchase 414,225 shares of common stock at prices ranging from $24.8125 to $33.3125 per share were outstanding during the second quarter of 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 12,000 shares of common stock at $33.3125 per share were outstanding during the second quarter of 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

Segment financial data (in thousands):

	Quarter Ended

	July 1, 2000			July 3, 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$86,424		$86,424	$86,843		$86,843

Elimination of intercompany sales	(356)		(356)	(1,319)		(1,319)

Total net sales	$86,068		$86,068	$85,524		$85,524

Segment earnings before interest and tax	$20,192		$20,192	$24,768		$24,768

Unallocated amounts	0	$(11,295)	(11,295)	0	$741	741

Income before income taxes	$20,192	$(11,295)	$8,897	$24,768	$741	$25,509

	First Half Ended

	July 1, 2000			July 3, 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$171,849		$171,849	$176,592		$176,592

Elimination of intercompany sales	(861)		(861)	(2,948)		(2,948)

Total net sales	$170,988		$170,988	$173,644		$173,644

Segment earnings before interest and tax	$40,441		$40,441	$49,875		$49,875

Unallocated amounts	0	$(10,438)	(10,438)	0	$1,432	1,432

Income before income taxes	$40,441	$(10,438)	$30,003	$49,875	$1,432	$51,307

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

On October 29, 1998, the Company filed a motion for reargument of the Court’s ruling that the plaintiffs’ claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. On January 5, 1999, the Court issued a decision on the Company’s motion for reargument, which granted the Company’s motion for reargument with regard to the plaintiffs’ claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company’s motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company’s motions, the only claims remaining against the Company are plaintiffs’ claims for actual fraudulent conveyance and for successor liability. In addition, there is, on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and the discovery phase is well underway.

In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco and its other subsidiaries and former subsidiaries remain as defendants in the case.

Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. A provision is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

Since June 1996, the Company and certain employees have received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records, and Kaydon employee testimony relating to bearings manufactured by Kaydon and used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board”. However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance. In September 1998, Kaydon received the Judge Advocate General’s Report

(the “JAG Report”) and the Naval Air Systems Command First Endorsement to the JAG Report dated July 28, 1998 wherein the U.S. Navy reviewed the crash of the Sikorsky CH-53E on May 9, 1996. A supplemental review dated November 30, 1999 with a First Endorsement dated December 10, 1999 further reviewed the JAG investigation and the Sikorsky “Mishap Board” investigation. The Supplemental Review and related First Endorsement contradict certain findings contained in the earlier JAG Report and related First Endorsement. Management believes that none of the findings contained in these reviews are conclusive, and management further believes it has meritorious defenses against any claims relating to alleged quality problems or deficiencies in its products. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. A provision is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

During the second quarter of 2000, a $12,637,000 provision was recorded in order to support the Company’s most current and best estimates to litigate the Transactions Lawsuit and the Sikorsky matter discussed above. The change in the estimates during the second quarter resulted from current spending levels and substantial new information regarding forecasted spending levels to complete the discovery stages of these cases, and to try the cases by the end of 2002. The Company now estimates that annual spending of as much as $5,250,000 to $6,250,000 related to these two legal matters will continue through 2002.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. A provision is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the second quarter of 2000, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $86,068,000, up 0.6 percent from $85,524,000 in the second quarter of 1999. Results for the quarter reflect recent acquisitions and modest recoveries in certain markets served by Kaydon including sales of specialty bearings to the semiconductor equipment market, industrial sealing products and repairs, as well as the specialty ball market. However, these improvements were offset by the absence of recoveries in certain other key markets including the heavy construction equipment and offshore oil markets.

Gross profit during the second quarter of 2000 of $32,173,000 was 37.4 percent of sales, compared with $33,573,000 or 39.3 percent of sales in the second quarter of 1999. While below the 1999 second quarter levels, the gross profit percentage achieved in the second quarter of 2000 was relatively consistent with gross profit percentages achieved during the last two quarters of 1999 and the first quarter of 2000. Operating income during the second quarter of 2000 was $7,522,000 or 8.7 percent of sales as compared to $24,334,000 or 28.5 percent of sales in the 1999 second quarter.

The operating income results were negatively impacted by a pre-tax $12,637,000 provision recorded during the second quarter of 2000 to support the Company’s most current and best estimates of expenses to litigate various legal actions. The after tax effect of this litigation charge was $7,961,000 or $.26 per share. These legal actions relate to the so-called Transactions Lawsuit, as well as the so-called Sikorsky Matter further discussed in detail in the Notes to Consolidated Condensed Financial Statements. The change in the estimates during the second quarter resulted from current spending levels and substantial new information regarding forecasted spending levels to complete the discovery stages of these cases, and to try the cases by the end of 2002. The Company now estimates that annual spending of as much as $5,250,000 to $6,250,000 related to these two legal matters will continue through 2002. Kaydon is prepared to continue vigorous defenses based on the merits of these matters.

Second quarter sales and operating income results continue to reflect the effects of softness in many of the heavy industrial equipment markets that Kaydon products serve, including construction, mining, forestry and power generation equipment. Particularly effected by the lack of demand from these markets are Kaydon's Cooper Roller Bearings subsidiary in the United Kingdom and its Fluid Power Products division.

Certain charges for headcount reductions and fixed asset write-offs were recorded during the first quarter of 2000 at Cooper Roller Bearings related to the discontinuance of their power transmission parts business and during the second quarter the Company began a restructuring of its Fluid Power Products division. The restructuring involves the closing of one of the division’s four facilities with its operations integrated into the other three divisional locations. The restructuring of the Fluid Power Products division, involving total estimated expenditures of approximately $2.0 million during 2000, is expected to result in future annualized cost savings in excess of $2.0 million.

Amortization expense related to goodwill generated as a result of the two strategic acquisitions completed by the Company in late 1999 also negatively affected the second quarter compared to the same period last year. The 1999 acquisitions on a whole, while currently adding sales volume have yet to have a comparable operating income impact as the Company is in the process of fully integrating the new businesses.

Net interest income of $1,375,000 during the second quarter of 2000 was up $200,000 from $1,175,000 over last year’s comparable period as higher prevailing investment rates offset slightly lower cash balances.

Second quarter 2000 net income, including the after tax effect of the litigation charge of $7,961,000, was $5,605,000, or 6.5 percent of sales. Earnings per share on a diluted basis, including the after tax effect of the litigation charge of $.26, equaled $.19. Second quarter 1999 net income and diluted earnings per share were $15,943,000 and $.50.

The effective tax rate during the 2000 second quarter was 37.0 percent compared to 37.5 percent in the second quarter 1999. The lower rate is due to more state tax planning efforts.

Sales for the first half of 2000 were $170,988,000, a decrease of 1.5 percent over last year’s $173,644,000 reflecting the softness in certain major markets served by Kaydon. As a result of the lower sales volume and mix of products sold, gross profit for the first half of 2000 decreased to $64,285,000 or 37.6 percent of sales as compared to $68,029,000 or 39.2 percent of sales during the first half of 1999. Operating income during the first half of 2000, including the previously mentioned litigation charge in the second quarter, was $27,081,000 or 15.8 percent of sales as compared to $49,082,000 or 28.3 percent of sales in the 1999 first half.

Net income for the first half of 2000, including the previously mentioned litigation charge, was $18,901,000 or 11.1 percent of sales, while earnings per share on a diluted basis equaled $.62. First half 1999 net income was $32,067,000 or 18.5 percent of sales, while earnings per share on a diluted basis equaled $1.00.

Liquidity and Capital Resources

Working capital was $166,518,000 at July 1, 2000 reflecting a current ratio of 3.8 to 1 compared to $157,370,000 and a current ratio of 3.9 to 1 at year-end 1999. Cash flow from operations was a record $36,510,000 during the first half, up from $32,318,000 for the same period in 1999.

Depreciation and amortization for the first half of 2000 totaled $8,978,000 compared to $8,266,000 in the first half of 1999. Increases are primarily due to the previously mentioned acquisitions completed in late 1999.

Cash and cash equivalents equaled $97,689,000 at July 1, 2000, up $7,940,000 over the balance at year-end 1999 of $89,749,000. This increase reflects strong operating cash flow offset by capital expenditures of $6,343,000, dividend payments of $6,788,000, the repurchase of 609,472 shares of common stock for $14,414,000, and acquisition costs of $1,248,000 primarily associated with the purchase of the assets of a small manufacturer of fuel cleansing systems.

Management expects that the Company’s planned capital requirements for the remainder of 2000, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at July 1, 2000 was $118,348,000 compared to $117,621,000 at the end of 1999. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, we believe orders will increase only slightly for the third quarter of 2000 with a more significant increase not expected until the fourth quarter of 2000 and in to 2001. Specifically, it is expected that we will benefit from a rebound of capital spending in the offshore oil market and growth in the construction equipment market. Expected operating cash flows coupled with the Company’s current cash reserves and the Company’s $300,000,000 credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Certain information in this Form 10-Q is forward-looking, such as the Company’s expectations regarding future financial performance, litigation expenses and business development activity. The Company may not update these expectations to reflect subsequent events. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties as to economic conditions, market acceptance of new or enhanced versions of the Company’s products, the pricing of raw materials, changes in the competitive environments in which the Company’s businesses operate and the outcome of pending and future litigation and governmental proceedings. Readers are cautioned to consider these factors when relying on such forward-looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On May 24, 2000, the Company filed a Form 8-K under Item 5 reporting the adoption of a new preferred share purchase rights plan. This new plan replaces the former shareholders rights plan which was to expire as of July 7, 2000. The rights will be exercisable only if a person or group acquires 15 percent or more of Kaydon's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

August 11, 2000	/s/ Brian P. Campbell

Brian P. Campbell

Chairman, President, Chief Executive

Officer and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

August 11, 2000	/s/ Kenneth W. Crawford

Kenneth W. Crawford

Vice President and Corporate Controller

(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule