Form 10-Q
period 2000-09-30
KAYDON CORP
filed 2000-11-13
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended September 30, 2000	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  NO

  Common Stock Outstanding at November 3, 2000 – 29,906,770 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED September 30, 2000

INDEX

Page No.

Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - September 30, 2000 and December 31, 1999	1

Consolidated Condensed Statements of Income - Quarter and First Three Quarters Ended September 30, 2000 and October 2, 1999	2

Consolidated Condensed Statements of Cash Flows - First Three Quarters Ended September 30, 2000 and October 2, 1999	3

Notes to Consolidated Condensed Financial Statements	4 - 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 -15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II — Other Information:

Item 1. — Legal Proceedings	16

Item 6. — Exhibits and Reports on Form 8-K	16

Signatures	17

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2000	December 31, 1999

	(Unaudited)
Assets:
Cash and cash equivalents	$100,038,000	$89,749,000

Accounts receivable, net	55,068,000	48,776,000

Inventories, net	65,952,000	61,008,000

Other current assets	12,470,000	12,020,000

Total current assets	233,528,000	211,553,000

Plant and equipment, net	102,958,000	98,844,000

Cost in excess of net tangible assets of purchased businesses, net	106,384,000	75,081,000

Other assets	22,287,000	21,271,000

Total assets	$465,157,000	$406,749,000

Liabilities and Shareholders’ Equity :
Accounts payable	$13,670,000	$11,360,000

Accrued expenses	45,536,000	42,823,000

Total current liabilities	59,206,000	54,183,000

Long-term debt	47,536,000

Long-term liabilities	44,815,000	35,616,000

Shareholders’ equity:

Common stock	3,676,000	3,667,000

Paid-in capital	41,769,000	40,942,000

Retained earnings	416,948,000	401,024,000

Less — treasury stock, at cost	(132,565,000)	(114,794,000)

Less- restricted stock awards	(9,905,000)	(10,833,000)

Accumulated other comprehensive loss	(6,323,000)	(3,056,000)

	313,600,000	316,950,000

Total liabilities and shareholders’ equity	$465,157,000	$406,749,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended

	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999

Net sales	$81,292,000	$73,725,000	$252,280,000	$247,369,000

Cost of sales	51,579,000	45,893,000	158,282,000	151,508,000

Gross profit	29,713,000	27,832,000	93,998,000	95,861,000

Operating expenses	19,772,000	8,452,000	56,976,000	27,399,000

Operating income	9,941,000	19,380,000	37,022,000	68,462,000

Interest income, net	1,310,000	1,404,000	4,232,000	3,629,000

Income before income taxes	11,251,000	20,784,000	41,254,000	72,091,000

Provision for income taxes	4,164,000	7,794,000	15,266,000	27,034,000

Net income	$7,087,000	$12,990,000	$25,988,000	$45,057,000

Weighted Average Common Shares:

Basic	30,011,000	31,776,000	30,194,000	31,877,000

Diluted	30,035,000	31,934,000	30,238,000	32,063,000

Earnings Per Share:

Basic	$.24	$.41	$.86	$1.41

Diluted	$.24	$.41	$.86	$1.41

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended

	Sept. 30, 2000	Oct. 2, 1999

Cash flows from operating activities	$46,666,000	$52,199,000

Cash flows from (used in) investing activities:

Capital expenditures, net	(9,838,000)	(9,248,000)

Acquisitions of businesses, net	(47,130,000)

Cash used in investing activities	(56,968,000)	(9,248,000)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	1,646,000	2,598,000

Dividends paid	(10,147,000)	(9,591,000)

Long-term debt:

Issuance	47,400,000

Retirement	(64,000)

Purchase of treasury stock	(17,736,000)	(31,609,000)

Cash from (used in) financing activities	21,099,000	(38,602,000)

Effect of exchange rate changes on cash and cash equivalents	(508,000)	(147,000)

Net increase in cash and cash equivalents	10,289,000	4,202,000

Cash and cash equivalents — Beginning of period	89,749,000	96,203,000

Cash and cash equivalents — End of period	$100,038,000	$100,405,000

Cash expended for income taxes	$20,758,000	$25,115,000

Cash expended for interest	$280,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

(2)	Inventories are summarized as follows:

	September 30, 2000	December 31, 1999

Raw Material	$25,929,000	$22,970,000

Work in Process	15,875,000	15,372,000

Finished Goods	24,148,000	22,666,000

	$65,952,000	$61,008,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $(1,061,000) and $3,215,000, resulting in comprehensive income of $6,026,000 and $16,205,000 for the quarters ended September 30, 2000 and October 2, 1999. For the first three quarters, other comprehensive income, net of tax, was approximately ($3,267,000) and $243,000, resulting in year to date comprehensive income of $22,721,000 and $45,300,000 for the first three quarters ended September 30, 2000 and October 2, 1999.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	Sept. 30, 2000	Oct. 2, 1999

Numerators:
Numerators for both basic and diluted earnings

per share, net income	$7,087,000	$12,990,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	30,011,000	31,776,000

Potential dilutive shares resulting from stock options and restricted stock awards	24,000	158,000

Denominators for dilutive earnings per share	30,035,000	31,934,000

Earnings per share:
Basic	$.24	$.41

Diluted	$.24	$.41

	First Three Quarters Ended

	Sept. 30, 2000	Oct. 2, 1999

Numerators:

Numerators for both basic and diluted earnings per share, net income	$25,988,000	$45,057,000

Denominators:

Denominators for basic earnings per share, weighted average common shares outstanding	30,194,000	31,877,000

Potential dilutive shares resulting from stock options and restricted stock awards	44,000	186,000

Denominators for dilutive earnings per share	30,238,000	32,063,000

Earnings per share:

Basic	$.86	$1.41

Diluted	$.86	$1.41

Options to purchase 392,350 shares of common stock at prices ranging from $24.8125 to $33.3125 per share were outstanding during the third quarter of 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 169,350 shares of common stock at prices ranging from $31.4375 to $33.3125 per share were outstanding during the third quarter of 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

Segment financial data (in thousands):

	Quarter Ended

	Sept. 30, 2000			Oct. 2, 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$81,609		$81,609	$76,040		$76,040

Elimination of intercompany sales	(317)		(317)	(2,315)		(2,315)

Total net sales	$81,292		$81,292	$73,725		$73,725

Segment earnings before interest and tax	$19,213		$19,213	$19,655		$19,655

Unallocated amounts	0	$(7,962)	(7,962)	0	$1,129	1,129

Income before income taxes	$19,213	$(7,962)	$11,251	$19,655	$1,129	$20,784

	Quarter Ended

	Sept. 30, 2000			Oct. 2, 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$253,458		$253,458	$252,632		$252,632

Elimination of intercompany sales	(1,178)		(1,178)	(5,263)		(5,263)

Total net sales	$252,280		$252,280	$247,369		$247,369

Segment earnings before interest and tax	$59,654		$59,654	$69,530		$69,530

Unallocated Amounts	0	$(18,400)	(18,400)	0	$2,561	2,561

Income before income taxes	$59,654	$(18,400)	$41,254	$69,530	$2,561	$72,091

There has been no change in the basis or measurement of segmentation since the last annual report. Companies newly acquired during 2000 are reported as part of the Custom-Engineered Products segment.

(6)	At September 30, 2000, borrowings under the Company’s revolving credit facility totaled $47,400,000. The credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled 6.87 percent during the third quarter of 2000. The credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the credit facility at

September 30, 2000. After consideration of outstanding standby letters of credits, the Company has available credit under its revolving credit facility of $249,566,000 at September 30, 2000.

(7)	On August 28, 2000, the Company acquired three businesses, which had substantially identical ownership, known as the Tridan Group of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and Affiliates, a manufacturer of environmentally safe lead-free solders sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price, net of cash acquired, for the Tridan Group of companies was $45.9 million. The Company utilized its revolving credit facility to finance the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the third quarter 2000 financial statements since the effective acquisition date. The excess of cost over net assets acquired of $34.3 million is being amortized on a straight-line basis over 30 years.

On a pro forma, unaudited basis, as if the Tridan Group acquisition had occurred as of January 1, 1999, net sales, net income, basic earnings per share and diluted earnings per share for the first three quarters of 2000 would have been $271.8 million, $26.5 million, $.88 and $.88, and net sales, net income, basic earnings per share and diluted earnings per share for the 1999 year would have been $354.3 million, $59.8 million, $1.89 and $1.88.

(8)	In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy Proceeding of Keene Corporation (“Keene”). That action, identified as the “Transactions Lawsuit”, asserted claims against the Company arising from the Company’s 1983 acquisition of certain assets of Keene, and Bairnco Corporation’s 1984 spin-off of the Company’s common stock. As originally filed, the Transactions Lawsuit alleged claims against the Company under state fraudulent conveyance laws, tort claims under successor liability law, and civil RICO claims. The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The RICO claims sought trebling of those damages. The claims asserted in the Transactions Lawsuit are similar to, and supplant, claims previously asserted in certain class actions brought against the Company in 1993, purportedly on behalf of certain persons with asbestos-related claims against Keene.

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

Since June 1996, the Company and certain employees have received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records, and Kaydon employee testimony relating to inspection and product certification procedures at the Kaydon facility that manufactured the bearings used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board”. However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. On July 6, 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. In October 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance.

During the second quarter of 2000, a $12,637,000 provision was recorded in order to support the Company’s most current and best estimates to litigate the Transactions Lawsuit and the Sikorsky matter discussed above. The change in the estimates during the second quarter of 2000 resulted from current spending levels and substantial new information regarding forecasted spending levels to complete the discovery stages of these cases, and to try the cases by the end of 2002.

Regarding the Sikorsky matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and has been engaged in negotiations toward a resolution of the U.S. government investigation. During the third quarter, the Company recorded an additional $9,100,000 provision to reflect the amount of the settlement with Sikorsky Aircraft Corporation and the current estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. Kaydon has pursued a global settlement in these matters even though it believes it has meritorious defenses against claims relating to alleged quality problems or deficiencies in its products. Company management believes that resolving this protracted and costly litigation is in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would be faced with a multi-year litigation process.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. A provision is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the third quarter of 2000, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $81,292,000, up 10.3 percent from $73,725,000 in the third quarter of 1999. Results for the quarter reflect recent acquisitions and recoveries in certain markets served by Kaydon including sales of specialty bearings to the semiconductor equipment market, industrial rings sold to the railroad market, as well as sales to the specialty ball market. However, these improvements were offset by the absence of recoveries in certain other key markets including the heavy construction equipment and offshore oil markets.

Gross profit during the third quarter of 2000 of $29,713,000 was 36.6 percent of sales, compared with $27,832,000 or 37.8 percent of sales in the third quarter of 1999. The gross profit percentage achieved in the third quarter of 2000 was slightly below the gross profit percentages achieved during the last several quarters, and reflects, in part, the effect of recently completed acquisitions. Operating income during the third quarter of 2000 was $9,941,000 or 12.2 percent of sales as compared to $19,380,000 or 26.3 percent of sales in the 1999 third quarter.

The operating income results were negatively impacted by a pre-tax $9,100,000 provision recorded during the third quarter of 2000 in connection with claims related to the previously disclosed May 1996 accident involving a CH-53E helicopter, which Sikorsky Aircraft Corporation was manufacturing for the U.S. Navy (the “Sikorsky Matter”). The Sikorsky Matter involves a private civil lawsuit and a U.S. government investigation. Sikorsky Aircraft Corporation filed a lawsuit against the Company in 1998 claiming damages that Sikorsky allegedly incurred following the accident. In addition, the U.S. Attorney’s Office in Bridgeport, Connecticut has been conducting a grand jury and civil investigation of inspection and product certification procedures at one of Kaydon’s manufacturing facilities.

During the third quarter, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and has been engaged in negotiations toward a resolution of the U.S. government investigation. The $9,100,000 provision recorded during the third quarter of 2000 reflects the amount of the settlement with Sikorsky Aircraft Corporation and the current estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. The after tax effect of this charge was $5,733,000 or $.19 per share. These legal actions as well as others are further discussed in detail in the Notes to Consolidated Condensed Financial Statements.

Kaydon has pursued a global settlement in the Sikorsky matter even though it believes it has meritorious defenses against claims relating to alleged quality problems or deficiencies in its products. Company management believes that resolving this protracted and costly litigation is in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would be faced with a multi-year litigation process.

Third quarter sales and operating income results continue to reflect the effects of softness in many of the heavy industrial equipment markets that Kaydon products serve, including construction, mining, forestry and power generation equipment. Particularly effected by the lack of demand from these markets are Kaydon’s Cooper Roller Bearings subsidiary in the United Kingdom and its Fluid Power Products division.

Certain charges for headcount reductions and fixed asset write-offs were recorded during the first quarter of 2000 at Cooper Roller Bearings related to the discontinuance of their power transmission parts business, and additional charges related to further headcount reductions were recorded during the third quarter of 2000. Also, as previously reported, during the second quarter the Company began a restructuring of its Fluid Power Products division. The restructuring involves the closing of one of the division’s four facilities with its operations integrated into the other three divisional locations. The restructuring of the Fluid Power Products division, involving total estimated expenditures of approximately $2.0 million during 2000, is expected to result in future annualized cost savings in excess of $2.0 million when fully implemented. These changes will leave these operations leaner and more focused, with greater operating efficiencies.

Amortization expense related to goodwill generated as a result of the two strategic acquisitions completed by the Company in late 1999, as well as the strategic acquisition completed in the third quarter of 2000 of the Tridan Group of companies, negatively affected the third quarter compared to the same period last year. The 1999 acquisitions on a whole, while currently adding sales volume have yet to have a comparable operating income impact as the Company is in the process of fully integrating the new businesses.

Net interest income of $1,310,000 during the third quarter of 2000 was down $94,000 from $1,404,000 during last year’s comparable period, as higher prevailing investment rates were offset by slightly lower cash balances and interest expense on new bank borrowings related to the acquisition of the Tridan Group of companies.

Third quarter 2000 net income, including the after tax effect of the litigation charge of $5,733,000, was $7,087,000, or 8.7 percent of sales. Earnings per share on a diluted basis, including the after tax effect of the litigation charge of $.19, equaled $.24. Third quarter 1999 net income and diluted earnings per share were $12,990,000 and $.41.

The effective tax rate during the 2000 third quarter was 37.0 percent compared to 37.5 percent in the third quarter 1999. The lower rate is due to more state tax planning efforts.

Sales for the first three quarters of 2000 were $252,280,000, an increase of 2.0 percent over last year’s $247,369,000. Year to date sales increases over last year reflect the impact of recent acquisitions, and recoveries in certain markets served by Kaydon including sales of specialty bearings to the semiconductor equipment market, industrial rings sold to the railroad market, industrial sealing products and repairs, and sales to the specialty ball market. However, these improvements were offset by the absence of recoveries in certain other key markets including the heavy construction equipment and offshore oil markets. As a result of the new acquisitions and mix of products sold, gross profit for the first three quarters of 2000 decreased to $93,998,000 or 37.3 percent of sales as compared to $95,861,000 or 38.8 percent of sales during the first three quarters of 1999. Operating income during the first three quarters of 2000, including special charges for litigation and settlement costs recorded in the second and third quarters in the amount of $21,737,000, was $37,022,000 or 14.7 percent of sales as compared to $68,462,000 or 27.7 percent of sales during the first three quarters of 1999.

Net income for the first three quarters of 2000, including the after tax effect ($13.7 million or $.45 per share on a diluted basis) of the previously mentioned litigation and settlement costs, was $25,988,000 (10.3 percent of sales) or $.86 per share on a diluted basis. Net income for the first three quarters of 1999 was $45,057,000 or 18.2 percent of sales, while earnings per share on a diluted basis equaled $1.41.

Liquidity and Capital Resources

Working capital was $174,322,000 at September 30, 2000 reflecting a current ratio of 3.9 to 1 compared to $157,370,000 and a current ratio of 3.9 to 1 at year-end 1999. Cash flow from operations was $46,666,000 during the first three quarters of 2000, down from a record operating cash flow of $52,199,000 for the same period in 1999.

Depreciation and amortization for the first three quarters of 2000 totaled $13,134,000 compared to $11,931,000 in the first three quarters of 1999. Increases are primarily due to the previously mentioned acquisitions completed in late 1999 and during the third quarter of 2000.

Cash and cash equivalents equaled $100,038,000 at September 30, 2000, up $10,289,000 over the balance at year-end 1999 of $89,749,000. This increase reflects strong operating cash flow offset by capital expenditures of $9,838,000, dividend payments of $10,147,000, and the repurchase of 769,472 shares of common stock for $17,736,000.

Management expects that the Company’s planned capital requirements for the remainder of 2000, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at September 30, 2000 was $122,172,000 compared to $117,621,000 at the end of 1999. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, we believe orders will increase only slightly for the fourth quarter of 2000 with a more significant increase not expected until 2001. Specifically, it is expected that we will benefit from a rebound of capital spending in the offshore oil market and growth in the construction equipment market. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300,000,000 credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings See the discussion in the Notes to Consolidated Condensed Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibit No.	Description
	(27)	Financial Data Schedule (for SEC use only)

B.	Reports on Form 8-K

On September 5, 2000, the Company filed a Form 8-K under Item 5 reporting the acquisition of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, the acquisition of Canfield Technologies, Inc., a manufacturer of lead-free solders for the electronic and specialty manufacturing industries, and the acquisition of Indiana Precision, Inc, a manufacturer of specialty tooling for the plastic packaging industry

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 13, 2000	/s/ Brian P. Campbell Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

November 13, 2000	/s/ Kenneth W. Crawford Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule