Form 10-K405
period 2000-12-31
KAYDON CORP
filed 2001-03-28
CIK 740694

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 East Eisenhower Parkway, Suite 300, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.

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

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 9, 2001 (based on the closing sales price of $28.05 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $720,364,112.

     Number of shares outstanding of the Registrant’s Common Stock at March 9, 2001:

30,367,913 shares of Common Stock, par value $0.10 per share.

     Portions of the Registrant’s definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

      This form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the market sectors in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “should”, “going-forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.  BUSINESS

      Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, critical performance products for a broad and diverse customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its formation, Kaydon was principally involved in the design and manufacture of bearing systems and components as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearing systems and components and filters and filter housings, but also custom rings, shaft seals, specialty retaining rings, specialty balls, hydraulic cylinders, slip-rings, fuel cleansing systems, industrial presses and metal alloy products. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

Recent Developments

      On March 1, 2001, the Company purchased, for $70.8 million, all of the outstanding stock of ACE Controls, Inc., and an affiliated company, a privately held leading manufacturer of linear deceleration products serving various industrial markets. ACE Controls, Inc. has facilities in Michigan, Germany, the United Kingdom and Japan.

      On August 28, 2000, the Company acquired three businesses known as the “Tridan Group” of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price for the Tridan Group of companies was $46.6 million.

      On December 3, 1999, the Company purchased the stock of Focal Technologies, Inc. for $8.8 million. Focal Technologies, Inc. designs and manufactures fiber-optic, electronic data and fluid transmission devices. Focal Technologies broad-band expertise has expanded and complemented Kaydon’s slip-ring product technology.

      On November 30, 1999, the Company purchased the stock of Filterdyne Filtration Systems, Inc. for $5.0 million. Filterdyne Filtrations Systems, Inc. is a manufacturer of custom designed filtration and vacuum distillation systems. Filterdyne’s product lines have strengthened and complemented the offerings of Kaydon’s growing family of products manufactured by its filtration division.

      During 1997 and 1996, the Company purchased four companies which manufacture hydraulic cylinders and fluid power components. On May 29, 1997 Kaydon purchased the assets of Great Bend Industries, Inc. for $22.9 million. On March 11, 1997, Kaydon purchased the assets of Gold Star Manufacturing, Inc. for $4.5 million. On February 1, 1996, Kaydon purchased the assets of Victor Fluid Power Company and Benton Harbor Engineering Company for $10.7 million. These acquisitions have complemented and expanded Kaydon’s range of hydraulic cylinder and fluid power components.

Industry Segment

      The Company operates through individual operating units that serve four key market sectors. The market sectors listed below served by the Company have several related economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single segment of Custom-Engineered Products.

      Sales to the four market sectors during 2000, 1999 and 1998 are set forth in the following table:

Net Sales by Market Sectors

	2000		1999		1998

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)

Replacement Parts, Exports & Other	$129,177	38.1%	$99,264	30.5%	$113,427	30.2%

Heavy Industrial Equipment	97,984	28.9	99,256	30.5	112,442	29.9

Special Industrial Machinery	75,285	22.2	88,929	27.3	99,710	26.5

Aerospace & Military Equipment	36,800	10.8	38,247	11.7	50,593	13.4

Total	$339,246	100.0%	$325,696	100.0%	$376,172	100.0%

      Sophisticated technology plays a significant role in all of Kaydon’s businesses in the design, engineering and manufacturing of its products. Due to the custom-engineered, proprietary nature of the Company’s products, substantially all of the manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of metalworking and other process technologies after working closely with customers to engineer the required solution to their design challenges. As a custom manufacturer, the Company serves many diverse applications and designed solutions are frequently unique to a single customer or application.

      Kaydon’s products sold into the Replacement Parts, Exports & Other market sector include railroad diesel replacement piston ring sets, spare bearings, filter elements and shaft seals for military equipment, distributor replacement bearings and filter elements for original equipment applications, slip-rings and assemblies, and metal alloy products. Kaydon’s products sold into the Heavy Industrial Equipment market sector include hydraulic excavator swing bearings, off-road equipment hydraulic filter elements, power generation lubrication oil filter units, sealing rings, piston rings, slip-rings and assemblies, and hydraulic cylinders for construction equipment. Kaydon’s products sold into the Special Industrial Machinery market sector include robotic manipulator bearings, gas transmission line compressor piston and sealing rings, air conditioning compressor filters, printing machine roll bearings, medical scanner bearing systems, diesel engine piston ring sets, slip rings and assemblies, hydraulic cylinders, and hydraulic actuators for drilling platforms and rescue devices. Kaydon’s products sold into the Aerospace & Military Equipment market sector include aircraft jet engine shaft seals and sealing rings, radar and fire control custom bearings, helicopter and gear box assembly bearings, military vehicle fuel filter systems, aircraft landing wheel brake bearings, tank turbine engine shaft seals, military turret azimuth and elevation bearings, and slip-rings and assemblies.

      Kaydon sells its custom-engineered products through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between factory engineering staffs. Also, a global network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of customers. During 2000, 1999 and 1998, sales to no single customer exceeded 10 percent of total sales.

      The Company does not consider its business to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company’s earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds (if any) will be required. The Company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the Company’s assets or which would otherwise result in a material cost.

Backlog

      The Company sells certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon’s backlog was $117.9 million at December 31, 2000 and $117.6 million at December 31, 1999. The Company would expect to ship 90 percent of the year-end backlog over the following twelve months. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

Patents and Trademarks

      The Company holds various patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on the Company’s present business as a whole.

Competition

      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. The Company’s competitors include a large number of other well-established diversified manufacturers as well as other smaller companies. Although a number of companies of varying size compete with the Company, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

Employees

      The Company employed approximately 2,500 people as of December 31, 2000. Satisfactory relationships have generally prevailed between the Company and its employees.

International Operations

      The Company manufactures various bearing products in Mexico and England, and slip-ring products in Canada and England. In addition, the Company distributes a wide array of products throughout North America, Europe and Asia. Information with respect to operations by geographic area appears in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned “Business Segment Information”. The Company’s foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

Item 2.  PROPERTIES

      The following list sets forth the location of the Company’s principal manufacturing facilities:

Georgia	LaGrange

Illinois	Danville

Indiana	Crawfordsville

Iowa	Hampton, Laurens

Kansas	Great Bend

Maryland	Baltimore

Michigan	Dexter, Farmington Hills*, Muskegon

Missouri	St. Louis

New Jersey	Sayreville

North Carolina	Mocksville

South Carolina	Sumter

Tennessee	Greeneville

Virginia	Blacksburg, Virginia Beach

Canada	Nova Scotia

England	King’s Lynn, Reading

Germany	Krefeld, Langenfeld*

Mexico	Monterrey

*	Farmington Hills, Michigan and Langenfeld, Germany facilities acquired on March 1, 2001 via the acquisition of ACE Controls, Inc. and ACE International, Inc.

     The Company’s principal manufacturing facilities range in size from 10,000 square feet to 725,000 square feet, substantially all of which are owned by the Company and are not subject to significant encumbrances. The Company’s executive offices are located in Ann Arbor, Michigan. The Company’s buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for current requirements.

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

      In October of 1998, the Court granted in part and denied in part the Company’s motion to dismiss the complaint, and denied the Company’s motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company’s motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco’s 1984 spin-off of the Company’s common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company’s motion to dismiss the successor liability claim, but noted the plaintiffs’ ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim.

      Also in October of 1998, the Company filed a motion for reargument of the Court’s ruling that the plaintiffs’ claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. In January of 1999, the Court issued a decision on the Company’s motion for reargument, which granted the Company’s motion for reargument with regard to the plaintiffs’ claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company’s motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company’s motions, the only claims remaining against the Company are plaintiffs’ claims for actual fraudulent conveyance and for successor liability. In addition, there is, on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and the discovery phase is well underway.

      In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco and its other subsidiaries and former subsidiaries remain as defendants in the case.

      Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this legal action.

      Beginning in June 1996, the Company and certain employees received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records relating to inspection and product certification procedures at the Kaydon facility that manufactured the bearings used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board”. However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. In July of 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. The Sikorsky claim and the U.S. government investigation are hereinafter identified as the “Sikorsky Matter.” In October of 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance.

      During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s most current and best estimates to litigate the Transactions Lawsuit and the Sikorsky matter discussed above. The change in the estimates during the second quarter of 2000 resulted from current spending levels and substantial new information regarding forecasted spending levels to complete the discovery stages of these cases, and to try the cases by the end of 2002.

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and has been engaged in negotiations toward a resolution of the U.S. government investigation, including potential civil claims. During the third quarter, the Company recorded an additional $9.1 million provision to reflect the amount of the settlement with Sikorsky Aircraft Corporation and the current estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. Kaydon has pursued a global settlement of the Sikorsky Matter even though it believes it has meritorious defenses against claims relating to alleged quality problems or deficiencies in its products. Company management believes that resolving this protracted and costly litigation is in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would be faced with a multi-year litigation process.

      The total accrual in the consolidated financial statements related to the Transactions Lawsuit and the Sikorsky Matter is $14.9 million at December 31, 2000. Of this amount, $11.1 million is recorded as a current liability in other accrued expenses and $3.8 million is recorded as an other long-term liability.

      In October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. The lawsuit relates to the failure of a Cooper split roller bearing at a customer’s facility in July of 1994. The lawsuit alleges negligence, strict liability and breach of contract, and seeks recovery of damages including both property damage and business interruption, that are claimed to be in excess of $8 million, plus interest from the date of the incident which to-date totals approximately $3.3 million.

      Kaydon’s insurance provider has defended this lawsuit since its inception. In August 1998, Kaydon received a letter from its insurance provider indicating that the provider believed the failure of the split roller bearing was not a covered loss under the terms of Kaydon’s commercial general liability policy. In May 1999, Kaydon filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania requesting that the Court enter a declaratory judgment that the claim against Cooper for the split roller bearing failure was an insured loss under the Company’s insurance policy. In January 2000, the Court dismissed this case without prejudice because the Court believed the underlying product liability lawsuit against Cooper had to be further developed before the case relating to the insurance coverage could be decided.

      In January of 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to mediate their disputes at a hearing, which was held on February 20-21, 2001. The mediation hearing was not successful in reaching a settlement, and it is now expected that a trial date will be set for sometime in 2001. Kaydon believes that it has meritorious defenses to the underlying claim relating to the split roller bearing product litigation and intends to vigorously defend this matter if it cannot be settled. In addition, the Company believes that any potential loss sustained in connection with the claim against Cooper will be covered under Kaydon’s commercial general liability policy. At December 31, 2000 an accrual of $0.5 million, the amount of the deductible under the insurance policy, is recorded in the consolidated financial statements related to the claim against Cooper.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

      The New York Stock Exchange is the principal market on which the Company’s Common Stock is traded under the symbol KDN. The following table indicates high and low sales prices of the Company’s Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	Market Price	Market Price	Dividends
2000 by Quarter	High	Low	Declared

Fourth	$25.94	$20.50	$0.12

Third	25.56	19.94	0.11

Second	26.44	21.00	0.11

First	29.13	21.94	0.11

	Market Price	Market Price	Dividends
1999 by Quarter	High	Low	Declared

Fourth	$27.50	$23.19	$0.11

Third	33.00	24.00	0.10

Second	36.00	28.00	0.10

First	40.19	26.25	0.10

      Effective with the cash dividend declared in November 2000 and paid in January 2001, Kaydon increased the quarterly cash dividends from $0.11 per share to $0.12 per share. The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

      As of December 31, 2000, there were 1,132 holders of record of the Company’s Common Stock.

Item 6.  SELECTED FINANCIAL DATA

	2000		1999	1998	1997	1996(3)

	(In thousands, except per share data)

Net Sales	$339,246		$325,696	$376,172	$329,036	$290,670

Operating Income	$57,046	(1)	$89,168	$110,380	$95,681	$78,954

Net Income	$39,347	(2)	$58,779	$71,184	$61,666	$50,521

Return on Net Sales	11.6%		18.0%	18.9%	18.7%	17.4%

Earnings per Share — Diluted	$1.30	(2)	$1.85	$2.17	$1.86	$1.53

Dividends Declared per Share	$0.45		$0.41	$0.37	$0.30	$0.25

Book Value per Share	$10.78		$10.33	$9.69	$8.60	$7.05

Total Assets	$475,552		$406,749	$413,808	$383,985	$331,538

Shareholders’ Equity	$322,435		$316,950	$311,656	$283,596	$232,056

Return on Average Shareholders’ Equity	12.3%		18.7%	23.9%	23.9%	24.1%

Weighted Average Shares Outstanding—Diluted	30,166		31,775	32,871	33,163	33,098

(1)	Includes unusual litigation-related charges of $21.7 million.

(2)	Includes the after tax effect, $13.7 million or $0.46 per share, of the unusual litigation-related charges.

(3)	All share and per share data for 1996 has been restated to reflect the two-for-one stock split effected in 1997.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reflecting a moderating operating performance trend that began in late 1998, 2000 marked the second consecutive year that Kaydon was adversely impacted in many of its key industrial markets including heavy construction equipment, mining equipment and offshore oil equipment. Improved sales performance resulting primarily from recent acquisitions, a strong semiconductor manufacturing equipment market, and increased demand for our filtration, industrial seal and specialty ball products, was offset at the net income level by unusual litigation-related charges, and costs associated with restructuring our Fluid Power Products Group. Despite the continued downturn in certain markets served by Kaydon during 2000, the Company has continued its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company’s competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, cost reduction initiatives, cash flow management and the acquisition of selected companies, which can enhance future growth and profitability.

      The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 2000 Operations Compared to 1999 Operations

      Net sales of $339.2 million in 2000 increased 4.2 percent compared to 1999’s sales of $325.7 million. Kaydon’s strategic diversification of products and markets has balanced its operating risk over a broad range of industries and markets, generally moderating the cyclical impact of individual markets. Strategic acquisitions completed in late 1999 and in August of 2000 both expanded existing product lines and further diversified the Company’s product offerings. These acquisitions accounted for approximately $18.0 million of the year over year sales increase. In addition to the acquisitions, 2000 was positively impacted by increased sales of specialty bearings particularly to the semiconductor manufacturing equipment market, filtration, industrial seal and specialty ball products. However, key industrial markets served by our Fluid Power Products Group and our Cooper Split Roller Bearing subsidiary, including heavy construction equipment, mining equipment, and offshore oil equipment, experienced continuing softness throughout the year.

Selected Data For The Year 2000 Compared With The Year 1999

	For the Years
	Ended December 31,

	2000	1999

	(In thousands, except per
	share amounts)

Net sales	$339,246	$325,696

Gross profit	$125,813	$125,675

Gross profit margin	37.1%	38.6%

Operating income	$57,046	$89,168

Operating margin	16.8%	27.4%

Net income	$39,347	$58,779

Earnings per share—diluted	$1.30	$1.85

      The Company’s gross margin percentage equaled 37.1 percent in 2000, as compared to 38.6 percent achieved in 1999. The decrease in gross margin percentage is primarily due to recent acquisitions, which have lower gross margins than the average of our other businesses. Also, during 2000, the Company completed a consolidation of our Fluid Power Products Group by closing one of the Group’s four facilities and combining the operations into the other three locations. Costs related to this consolidation, as well as higher than expected inventory shrinkage losses at certain of the Group’s facilities, reduced gross margin percentages during 2000.

      Selling, general and administrative expenses as a percentage of sales increased to 13.9 percent in 2000, compared to 11.2 percent for 1999. The increase over 2000 is due to several issues including charges incurred at our Cooper Split Roller Bearing subsidiary related to headcount reductions and the discontinuance of their power transmission parts business, the impact of amortization expense related to recent acquisitions, additional information technology staffing and training costs associated with the implementation of our new enterprise resource planning manufacturing system, and additional sales and marketing related expenses.

      Also during 2000, the Company recorded $21.7 million of unusual litigation expenses related to the so-called Sikorsky Matter and the so-called Transactions Lawsuit. The Sikorsky Matter relates to a May 1996 accident involving a CH-53E helicopter, which Sikorsky Aircraft Corporation was manufacturing for the U.S. Navy. The Sikorsky Matter involved a private civil lawsuit with Sikorsky Aircraft Corporation and a U.S. government grand jury and civil investigation of inspection and product certification procedures at one of Kaydon’s manufacturing facilities. During the third quarter of 2000, the Company reached a settlement agreement with Sikorsky Aircraft Corporation and has been actively engaged in negotiations toward a resolution of the U.S. government investigation. The expenses recorded in 2000 reflect the amount of the settlement with Sikorsky Aircraft Corporation and the current estimated amount of a potential settlement with the U.S. government. Kaydon has pursued a global settlement in the Sikorsky Matter even though it believes it has meritorious defenses against claims relating to alleged quality problems or deficiencies in its products. Company management believes that resolving this protracted and costly litigation is in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would be faced with a multi-year litigation process. The Transactions Lawsuit has been ongoing since 1993 and stems from the 1984 spin-off of Kaydon Corporation from its former parent, Bairnco Corporation. In 1983 Bairnco acquired the Kaydon assets from Keene Corporation, which subsequently filed for Chapter 11 bankruptcy. The lawsuit involves alleged fraudulent conveyance in connection with the spin-off allegedly designed to shield assets from the creditors of Keene Corporation. The expenses recorded in 2000 reflect a change in the estimates resulting from current spending levels and substantial new information regarding forecasted spending levels to complete the deposition and discovery stages and try the case. The Company intends to vigorously pursue a strong defense of this legal matter. The Company now estimates that the Transactions Lawsuit will continue in the deposition and discovery stage throughout 2001 and early 2002, and should begin the trial phase sometime during the second half of 2002. These legal actions as well as others are further discussed in the Notes to Consolidated Financial Statements (Note 10).

      After the unusual litigation expenses, consolidated operating income equaled $57.0 million during 2000, compared to $89.2 million in 1999, with operating margins of 16.8 percent and 27.4 percent in 2000 and 1999, respectively. Consolidated operating income, excluding the $21.7 million of unusual litigation expenses equaled $78.7 million during 2000, or an operating margin of 23.2 percent.

      Net interest income in 2000 was $5.1 million, up 4.0 percent from $4.9 million in 1999. The increase in interest income was the result of higher average cash balances throughout the year offset by interest expense on new bank borrowings related to the acquisitions completed in August of 2000.

      Net income was $39.3 million with return on sales of 11.6 percent. Net income excluding the after tax effect, $13.7 million, of the unusual litigation expenses was $53.0 million with return on sales of 15.6 percent.

      Diluted earnings per common share decreased to $1.30 in 2000 based on 30.2 million weighted average common shares outstanding, compared to $1.85 in 1999 based on 31.8 million weighted average common shares outstanding. Diluted earnings per common share, excluding the after tax effect, $0.46 per common share, of the unusual litigation expenses decreased 4.9 percent to $1.76.

      The effective tax rate was 36.7 percent in 2000 compared to 37.5 percent in 1999. The lower rate is primarily due to enhanced state tax planning efforts.

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

Selected Data For The Year 1999 Compared With The Year 1998

	For the Years
	Ended December 31,

	1999	1998

	(In thousands, except
	per share amounts)

Net sales	$325,696	$376,172

Gross profit	$125,675	$152,224

Gross profit margin	38.6%	40.4%

Operating income	$89,168	$110,380

Operating margin	27.4%	29.3%

Net income	$58,779	$71,184

Earnings per share—diluted	$1.85	$2.17

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

Liquidity, Working Capital and Cash Flows

      One of the Company’s financial strategies is to maintain a relatively high level of liquidity and cash flow, which continued in 2000. Historically, Kaydon Corporation has generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by the Company’s continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements.

      One of the Company’s strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

      Free cash flow is cash from operations remaining after the Company has satisfied its capital investment initiatives to enhance manufacturing efficiencies, expand productive capacity and avail itself of other competitive opportunities. As one of its financial strategies, the Company focuses on maximizing free cash flow to achieve management’s primary objective — maximizing long-term shareholder value. The consolidated statements of cash flows are summarized as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

Cash flows from (used for):

Operations	$69,604	$73,172	$72,560

Capital expenditures, net	(11,790)	(11,589)	(25,363)

Free cash flow	57,814	61,583	47,197

Cash flows from (used for):

Acquisitions, net of borrowings	(495)	(13,777)	82

Debt repayment	(80)	(209)	—

Free cash flow after capital expenditures, acquisitions, net of borrowings, and debt repayment	$57,239	$47,597	$47,279

      In 2000 the company again experienced strong operating cash flows as operating activities provided $69.6 million. In 2000, the Company utilized $20.2 million, and in 1999 utilized $44.6 million, and in 1998 utilized $39.1 million to repurchase Kaydon common stock. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $11.8 million in 2000, $11.6 million in 1999 and $25.4 million in 1998. To expand productive capacity in 1998, $13.3 million of capital spending was provided for capacity expansions through the purchase of a new bearings manufacturing plant and equipment in Mocksville, North Carolina, and the addition of capacity at existing plants in Blacksburg, Virginia and Monterrey, Mexico.

      The Company continues its active corporate development efforts to complement internal growth through significant investments in plant expansions and the acquisition of additional companies to meet Kaydon’s well-disciplined criteria. In August of 2000, the Company acquired three businesses known as the “Tridan Group” of companies for a total of $46.6 million. These businesses have combined annual sales of approximately $30.0 million. The acquisition was financed via the Company’s revolving credit facility. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. Late in 1999, the Company used a portion of its significant cash resources to acquire two companies for a total of $13.8 million. These acquisitions, with combined annual sales of approximately $12.0 million have complemented the Company’s existing operations. Filterdyne Filtration Systems, Inc. located in LaGrange, Georgia, is a manufacturer of custom-designed filtration and vacuum distillation systems. Filterdyne’s product lines have strengthened and complemented the offerings of Kaydon’s growing family of products manufactured and sold by its Filtration division. Focal Technologies, Inc., located in Halifax, Nova Scotia, Canada designs and manufactures fiber-optic, electronic data and fluid transmission devices. Although its products continue to be focused in marine end-use markets, Focal Technologies’ broadband expertise have expanded and complemented Kaydon’s slip-ring product technology for products manufactured by our ElectroTec Corp. and I.D.M. Electronics, Ltd. subsidiaries. Common stock dividends paid in 2000, 1999 and 1998 equaled $13.5 million, $12.8 million and $11.8 million.

      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

      At December 31, 2000 the Company’s current ratio was 4.0 to 1 and working capital totaled $181.2 million, including $115.0 million of cash and cash equivalents. At December 31, 1999, the current ratio was 3.9 to 1 and working capital totaled $157.4 million, including cash and cash equivalents of $89.7 million.

      The Company’s working capital turnover was 1.9 times in 2000, compared to 2.1 times in 1999. Excluding cash, the working capital turnover was 5.1 times in 2000 compared to 4.8 times in 1999. The Company’s inventory turnover ratio was 3.5 times in 2000 compared to 3.1 times in 1999, while the days-sales year end balance equaled 60 days in 2000 compared to 57 days in 1999.

      During 1999, the Company entered into a $300.0 million domestic revolving credit facility, which terminates in 2004. The facility permits the Company to borrow under several different interest rate options. The Company utilized the facility to finance the acquisition of the Tridan Group of companies in August of 2000. At December 31, 2000 the Company had available credit of $250.1 million under the facility.

      The Company repurchased 883,957 shares of its common stock in 2000 for $20.2 million compared to 1,684,151 shares for $44.6 million in 1999 and 1,127,153 shares for $39.1 million in 1998. Open market repurchases of common stock in 2000 totaled 843,100 shares for $19.3 million. In September 1999, the Board of Directors approved an increased stock repurchase program totaling 5,000,000 shares. Of the 5,000,000 shares authorized by the Board of Directors for repurchase under the existing plan, 1,400,502 shares have been repurchased as of December 31, 2000.

Corporate Development

      The Company maintains an active acquisition program, which has made important contributions to the Company’s growth. During 2000, as discussed earlier in the Liquidity, Working Capital and Cash Flows section, the Company acquired three businesses known as the Tridan Group of companies for $46.6 million. During the last five years, the Company acquired eight businesses for $123.3 million (including the assumption of certain liabilities).

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

Litigation

      The Company is a party to various lawsuits and other matters arising in the normal course of business that are pending. Refer to the Notes to Consolidated Financial Statements (Note 10) for further information.

Forward-Looking Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the market sectors in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “should”, “going forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks which exist as part of its ongoing operations including interest rates and foreign currency exchange rates. At December 31, 2000, the Company believes that the potential effect of these risks in the near term should not materially affect the Company’s financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Kaydon Corporation:

      We have audited the accompanying consolidated balance sheets of Kaydon Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaydon Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Detroit, Michigan

February 2, 2001	(except with respect to the matter discussed in Note 12, as to which the date is March 1, 2001.)

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999

ASSETS

Current Assets:

Cash and cash equivalents	$114,965,000	$89,749,000

Accounts receivable, less allowances of $2,785,000 in 2000 and $2,145,000 in 1999	56,986,000	48,776,000

Inventories	60,110,000	61,008,000

Other current assets	9,124,000	12,020,000

Total current assets	241,185,000	211,553,000

Plant and Equipment, at cost:

Land and improvements	4,347,000	3,871,000

Buildings and leasehold improvements	53,333,000	46,654,000

Machinery and equipment	191,945,000	182,838,000

	249,625,000	233,363,000

Less—accumulated depreciation and amortization	(144,321,000)	(134,519,000)

	105,304,000	98,844,000

Cost in excess of net tangible assets of purchased businesses, net	103,248,000	75,081,000

Other assets	25,815,000	21,271,000

	$475,552,000	$406,749,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$12,257,000	$11,360,000

Accrued expenses:

Employee benefits	9,139,000	14,231,000

Income taxes	8,044,000	3,219,000

Salaries and wages	3,915,000	7,586,000

Dividends payable	3,643,000	3,427,000

Other accrued expenses	23,001,000	14,360,000

Total current liabilities	59,999,000	54,183,000

Long-term debt	47,518,000	196,000

Long-term postretirement and postemployment benefit obligations	38,705,000	32,483,000

Other long-term liabilities	6,895,000	2,937,000

Total long-term liabilities	93,118,000	35,616,000

Shareholders’ Equity:

Preferred stock—($.10 par value, 2,000,000 shares authorized; none issued)	—	—

Common stock—($.10 par value, 98,000,000 shares authorized; 36,795,391 and 36,674,016 shares issued in 2000 and 1999)	3,680,000	3,667,000

Paid-in capital	42,971,000	40,942,000

Retained earnings	426,657,000	401,024,000

Less—treasury stock, at cost; (6,440,696 and 5,576,689 shares in 2000 and 1999)	(134,618,000)	(114,794,000)

Less—restricted stock awards	(10,357,000)	(10,833,000)

Accumulated other comprehensive loss	(5,898,000)	(3,056,000)

	322,435,000	316,950,000

	$475,552,000	$406,749,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net Sales	$339,246,000	$325,696,000	$376,172,000

Cost of sales	213,433,000	200,021,000	223,948,000

Gross Profit	125,813,000	125,675,000	152,224,000

Selling, general and administrative expenses	47,030,000	36,507,000	41,844,000

Unusual item—Sikorsky Matter and Transactions Lawsuit expenses	21,737,000	—	—

Operating Income	57,046,000	89,168,000	110,380,000

Interest expense	(1,163,000)	(38,000)	(45,000)

Interest income	6,235,000	4,915,000	4,479,000

Income Before Income Taxes	62,118,000	94,045,000	114,814,000

Provision for income taxes	22,771,000	35,266,000	43,630,000

Net Income	$39,347,000	$58,779,000	$71,184,000

Earnings Per Share—Basic	$1.31	$1.86	$2.18

—Diluted	$1.30	$1.85	$2.17

Dividends Declared Per Share	$0.45	$0.41	$0.37

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2000, 1999 and 1998

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss

Balance, December 31, 1997		$3,618,000	$28,854,000	$296,097,000	$(41,646,000)	$—	$(3,327,000)

Net income, 1998	$71,184,000	—	—	71,184,000	—	—	—

Other comprehensive income, net of tax:

Minimum pension liability, net of ($8,000) tax	(15,000)	—	—	—	—	—	(15,000)

Unrealized translation adjustments	861,000	—	—	—	—	—	861,000

Comprehensive income	$72,030,000

Cash dividends declared		—	—	(12,048,000)	—	—	—

Issuance of 285,866 shares of common stock under stock option plans		28,000	7,115,000	—	—	—	—

Purchase of 1,127,153 shares of treasury stock		—	—	—	(39,065,000)	—	—

Balance, December 31, 1998		$3,646,000	$35,969,000	$355,233,000	$(80,711,000)	$—	$(2,481,000)*

Net income, 1999	$58,779,000	—	—	58,779,000	—	—	—

Other comprehensive income, net of tax:

Minimum pension liability, net of ($31,000) tax	(50,000)	—	—	—	—	—	(50,000)

Unrealized translation adjustments	(525,000)	—	—	—	—	—	(525,000)

Comprehensive income	$58,204,000

Cash dividends declared		—	—	(12,988,000)	—	—	—

Issuance of 208,000 shares of common stock under stock option plans		21,000	4,573,000	—	—	—	—

Purchase of 1,684,151 shares of treasury stock, including restricted stock awards		—	—	—	(34,083,000)	(10,538,000)	—

Amortization of restricted stock awards		—	—	—	—	105,000	—

Restricted stock awards market value adjustments		—	400,000	—	—	(400,000)	—

Balance, December 31, 1999		$3,667,000	$40,942,000	$401,024,000	$(114,794,000)	$(10,833,000)	$(3,056,000)*

Net income, 2000	$39,347,000	—	—	39,347,000	—	—	—

Other comprehensive income, net of tax:

Minimum pension liability, net of $55,000 tax benefit	88,000	—	—	—	—	—	88,000

Unrealized translation adjustments	(2,930,000)	—	—	—	—	—	(2,930,000)

Comprehensive income	$36,505,000

Cash dividends declared		—	—	(13,714,000)	—	—	—

Issuance of 121,375 shares of common stock under stock option plans		13,000	2,404,000	—	—	—	—

Purchase of 883,957 shares of treasury stock, including restricted stock awards		—	—	—	(18,672,000)	(1,500,000)	—

Amortization of restricted stock awards		—	—	—	—	449,000	—

Restricted stock awards cancellations		—	—	—	(1,152,000)	1,152,000	—

Restricted stock awards market value adjustments		—	(375,000)	—	—	375,000	—

Balance, December 31, 2000		$3,680,000	$42,971,000	$426,657,000	$(134,618,000)	$(10,357,000)	$(5,898,000)*

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total

Balance, December 31, 1997	$283,596,000

Net income, 1998	71,184,000

Other comprehensive income, net of tax:

Minimum pension liability, net of ($8,000) tax	(15,000)

Unrealized translation adjustments	861,000

Comprehensive income

Cash dividends declared	(12,048,000)

Issuance of 285,866 shares of common stock under stock option plans	7,143,000

Purchase of 1,127,153 shares of treasury stock	(39,065,000)

Balance, December 31, 1998	$311,656,000

Net income, 1999	58,779,000

Other comprehensive income, net of tax:

Minimum pension liability, net of ($31,000) tax	(50,000)

Unrealized translation adjustments	(525,000)

Comprehensive income

Cash dividends declared	(12,988,000)

Issuance of 208,000 shares of common stock under stock option plans	4,594,000

Purchase of 1,684,151 shares of treasury stock, including restricted stock awards	(44,621,000)

Amortization of restricted stock awards	105,000

Restricted stock awards market value adjustments	—

Balance, December 31, 1999	$316,950,000

Net income, 2000	39,347,000

Other comprehensive income, net of tax:

Minimum pension liability, net of $55,000 tax benefit	88,000

Unrealized translation adjustments	(2,930,000)

Comprehensive income

Cash dividends declared	(13,714,000)

Issuance of 121,375 shares of common stock under stock option plans	2,417,000

Purchase of 883,957 shares of treasury stock, including restricted stock awards	(20,172,000)

Amortization of restricted stock awards	449,000

Restricted stock awards cancellations	—

Restricted stock awards market value adjustments	—

Balance, December 31, 2000	$322,435,000

*	Comprised of unrealized translation adjustments of $(5,893,000), $(2,963,000), and $(2,438,000) and minimum pension liability of $(5,000), $(93,000), and $(43,000), as of December 31, 2000,1999 and 1998.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Cash Flows from Operating Activities:

Net income	$39,347,000	$58,779,000	$71,184,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	17,367,000	15,634,000	14,044,000

Deferred taxes	(2,775,000)	2,869,000	(1,847,000)

Tax benefit related to stock options exercised	240,000	1,048,000	2,366,000

Postretirement and postemployment benefit obligations	1,222,000	1,230,000	1,578,000

Changes in current assets and liabilities, net of effects of acquisitions of businesses:

Accounts receivable	(5,080,000)	1,521,000	(6,310,000)

Inventories	5,854,000	9,119,000	(7,620,000)

Other current assets	618,000	597,000	(736,000)

Accounts payable	402,000	(3,945,000)	3,272,000

Accrued expenses	12,409,000	(13,680,000)	(3,371,000)

Net cash from operating activities	69,604,000	73,172,000	72,560,000

Cash Flows from Investing Activities:

Acquisitions of businesses, net of cash acquired	(47,895,000)	(13,777,000)	82,000

Additions to plant and equipment, net	(11,790,000)	(11,589,000)	(25,363,000)

Purchases of marketable securities	—	—	(45,384,000)

Maturities of marketable securities	—	—	67,451,000

Other	—	—	(2,500,000)

Net cash (used in) investing activities	(59,685,000)	(25,366,000)	(5,714,000)

Cash Flows from Financing Activities:

Cash dividends paid	(13,498,000)	(12,776,000)	(11,807,000)

Net proceeds from debt	47,400,000	—	—

Net payments on debt	(80,000)	(209,000)	—

Proceeds from issuance of common stock	2,177,000	3,546,000	4,777,000

Purchase of treasury stock	(20,172,000)	(44,621,000)	(39,065,000)

Net cash from (used in) financing activities	15,827,000	(54,060,000)	(46,095,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(530,000)	(200,000)	717,000

Net Increase (Decrease) in Cash and Cash Equivalents	25,216,000	(6,454,000)	21,468,000

Cash and Cash Equivalents—Beginning of Year	89,749,000	96,203,000	74,735,000

Cash and Cash Equivalents—End of Year	$114,965,000	$89,749,000	$96,203,000

Cash expended for income taxes	$22,011,000	$32,746,000	$44,408,000

Cash expended for interest	$1,145,000	$38,000	$45,000

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

  Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000 the Company had $111.1 million invested in investment grade prime commercial paper of several United States issuers.

  Inventories:

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2000	1999

Raw material	$23,076,000	$22,970,000

Work in progress	15,286,000	15,372,000

Finished goods	21,748,000	22,666,000

	$60,110,000	$61,008,000

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

  Cost in Excess of Net Tangible Assets of Purchased Businesses and Other Long-Lived Assets:

      Cost in excess of net tangible assets of purchased businesses (“goodwill”) totaling $16.2 million arose prior to 1971 and is not being amortized since, in the opinion of management, there has been no diminution in value. Goodwill acquired after 1970 is being amortized on a straight-line basis over periods of 20 to 40 years and is stated net of accumulated amortization of $15.3 million and $12.0 million at December 31, 2000 and 1999. Amortization expense was $3.3 million, $2.4 million and $2.2 million in 2000, 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and other long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the goodwill and other long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2000.

  Other Assets:

      Other assets include, among other items, deferred tax assets and various intangibles which primarily include noncompete and supply agreements. Deferred tax assets are further discussed in Note 9. The noncompete and supply agreements and other intangibles are being amortized on a straight-line basis over periods of 4 to 15 years. They are stated net of accumulated amortization of $4.9 million and $4.5 million at December 31, 2000 and 1999. Amortization expense was $0.4 million in each of 2000, 1999 and 1998.

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

  Fair Value of Financial Instruments:

      The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to various market data for comparable instruments, requires considerable judgement by management, and is not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value of long-term debt approximates its recorded value.

  Revenue Recognition:

      Revenue from sales of the Company’s products are recognized upon shipment of such products to its customers.

  Comprehensive Income:

      Comprehensive income consists of net income, minimum pension liability adjustments and unrealized foreign currency translation adjustments, and is presented in the Consolidated Statements of Shareholders’ Equity.

  Impact of Recently Issued Accounting Standards:

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the provisions of SFAS No. 133 as required in fiscal 2000. The adoption did not affect the Company’s financial position or results of operations.

  Reclassifications:

      Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2  Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2000	1999	1998

Numerators:

Numerator for both basic and diluted earnings per share, net income	$39,347,000	$58,779,000	$71,184,000

Denominators:

Denominator for basic earnings per share, weighted average common shares outstanding	30,129,000	31,608,000	32,631,000

Potential dilutive shares resulting from stock options and restricted stock awards	37,000	167,000	240,000

Denominator for diluted earnings per share	30,166,000	31,775,000	32,871,000

Earnings Per Share:

Basic	$1.31	$1.86	$2.18

Diluted	$1.30	$1.85	$2.17

      During 2000, 1999 and 1998 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share for part of the year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted during 1999 to purchase 23,000 shares of common stock at prices ranging from $31.44 to $33.31 and options granted during 2000 to purchase 30,000 shares of common stock at a price of $24.25 were excluded from the computation of diluted earnings per share for all periods since issuance. Finally, restricted stock awards for 210,930 shares of common stock were excluded from the computation of diluted earnings per share for all periods since issuance as certain performance criteria have not been met (See Note 5).

NOTE 3  Acquisitions

      On August 28, 2000, the Company acquired three businesses, which had substantially identical ownership, known as the “Tridan Group” of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price, net of cash acquired, for the Tridan Group of companies was $46.6 million. The Company utilized its revolving credit facility to finance the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the 2000 consolidated financial statements since the effective acquisition date. The excess of cost over net assets acquired of $31.9 million is being amortized on a straight-line basis over 30 years.

      On a pro-forma, unaudited basis, as if the Tridan Group acquisition had occurred as of January 1, 1999, net sales, net income, basic earnings per share and diluted earnings per share for 2000 would have been $358.8 million, $39.9 million, $1.33 and $1.32, and net sales, net income, basic earnings per share and diluted earnings per share for 1999 would have been $354.3 million, $59.8 million, $1.89 and $1.88.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 1999, the Company purchased all of the outstanding stock of Focal Technologies, Inc., a leading designer and manufacturer of fiber optic, electronic data and fluid transmission devices, for $8.8 million. Also during the fourth quarter of 1999, the Company purchased all of the outstanding stock of Filterdyne Filtration Systems, Inc., a manufacturer of custom-designed filtration and vacuum distillation systems, for $5.0 million. The acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations were included in the 1999 consolidated financial statements beginning on the effective acquisition dates. The excess of cost over net assets acquired of $13.1 million is being amortized on a straight-line basis over 20 years. Pro-forma financial results of the Company, including the results of these acquired businesses during 1999, would not have been materially different from actual results.

NOTE 4  Long-Term Debt

	2000	1999

Bank revolving credit facility	$47,400,000	$—

Other	175,000	255,000

	47,575,000	255,000

Less current maturities	57,000	59,000

	$47,518,000	$196,000

      The revolving credit facility, which terminates in June 2004, permits the Company to borrow up to $300.0 million under several different interest rate options. The interest rate on the revolving credit facility borrowings equaled 6.89 percent at December 31, 2000. The revolving credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2000. After consideration of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $250.1 million at December 31, 2000.

NOTE 5  Stock-Based Compensation

      The Company’s 1999 Long-Term Stock Incentive Plan (“Incentive Plan”), which replaced the Company’s 1993 Stock Option Plan, provides for the issuance of up to 2,000,000 shares of Company common stock for stock-based incentives in various forms. The Company also has the 1993 Non-Employee Directors Plan (“Directors Plan”) which has a maximum 200,000 shares available for grant.

      Pursuant to the Incentive Plan, the Company granted restricted stock awards for 66,150 shares and 422,660 shares of Company common stock during 2000 and 1999, to key employees of the Company. At December 31, 2000 restricted stock awards of 442,610 shares remain outstanding, as a result of cancellations of 46,200 shares during 2000. Of the total shares outstanding at December 31, 2000, 231,680 shares have been earned and, therefore, the deferred compensation associated with them is fixed and will vest over the awards’ ten-year vesting period. The remaining 210,930 shares granted will only be earned if specific diluted earnings per share or Company common stock price performance criteria are achieved in each of fiscal years 2001 and 2002. Until these shares are earned, the deferred compensation associated with them will be based on the current market price of Company common stock and the degree to which the performance criteria are being or have been met, and will change each reporting period. If earned, these shares will vest over a nine- or eight-year period coincident with achieving each performance criterion. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $22.68 in 2000 and $24.93 in 1999. Compensation expense for the vesting of earned restricted stock awards was approximately $0.4 million and $0.1 million in 2000 and 1999. The unamortized value of unvested restricted stock awards, including stock awards subject to performance criteria, aggregating $10.4 million at December 31, 2000 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fixed stock options are granted to key employees and Directors of the Company. The exercise price of each fixed option equals the market price of Company common stock on the date of the grant. Options granted become exercisable at the rate of 25 percent per year, commencing one year after the date of grant, and options expire five years after the date of grant.

      A summary of stock option information is as follows:

	2000		1999		1998

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	841,813	$24.33	1,101,238	$22.73	1,116,030	$20.21

Granted	45,000	$23.10	48,000	$32.69	351,550	$24.81

Exercised	(121,375)	$17.91	(208,000)	$17.02	(285,866)	$14.87

Canceled	(133,825)	$26.14	(99,425)	$25.93	(80,476)	$24.86

Outstanding at End of Year	631,613	$25.09	841,813	$24.33	1,101,238	$22.73

Exercisable at End of Year	327,301	$23.52	256,976	$22.24	258,876	$18.30

Weighted Average Fair Value of Options Granted	$9.31		$10.13		$7.17

      Options outstanding at December 31, 2000 are as follows:

					Wtd. Avg.
				Wtd. Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:

Under $23.00:

Exercisable	191,213	$15.38	$22.31	$21.16	.86

Non-exercisable	15,000	$20.81	$20.81	$20.81	5.00

	206,213	$15.38	$22.31	$21.14	1.16

Over $23.00:

Exercisable	136,088	$24.81	$33.31	$26.84	2.87

Non-exercisable	289,312	$24.25	$33.31	$27.08	3.16

	425,400	$24.25	$33.31	$27.01	3.07

Total options	631,613	$15.38	$33.31	$25.09	2.45

      At December 31, 2000, 1,504,390 shares remained available for grant under the Incentive Plan, and 105,000 shares remained available for grant under the Directors Plan.

      The Company accounts for the fixed stock option portion of these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation,” the Company’s net income and diluted earnings per share would have been reduced to the following pro-forma amounts:

	2000	1999	1998

Net income:

As reported	$39,347,000	$58,779,000	$71,184,000

Pro-forma	$38,861,000	$57,657,000	$70,098,000

Earnings per share—diluted:

As reported	$1.30	$1.85	$2.17

Pro-forma	$1.29	$1.81	$2.13

      The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions utilized in 2000: risk free interest rate of 5.9 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.7 percent. The following weighted average assumptions were utilized in 1999: risk free interest rate of 5.3 percent; expected dividend yield of 1.5 percent; expected life of 4 years; expected volatility of 35.4 percent. The following weighted average assumptions were utilized in 1998: risk free interest rate of 4.6 percent; expected dividend yield of 1.1 percent; expected life of 4 years; expected volatility of 31.4 percent.

NOTE 6  Shareholders Rights Plan

      On May 4, 2000, the Board of Directors of the Company adopted a shareholders rights plan which attached one right to each share of Kaydon common stock held by shareholders of record at the close of business on June 12, 2000. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The rights will become exercisable only if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of Company common stock. Each right will entitle the shareholder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of one hundred dollars ($100.00) per right. The rights will expire at the close of business on May 4, 2010, unless earlier redeemed by the Company.

NOTE 7  Employee Benefit Plans

      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employees salary and totaled $951,000, $928,000 and $1,929,000 in 2000, 1999 and 1998.

      The Company maintains several defined benefit pension plans which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment. The Company’s policy is to fund the minimum amounts required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of publicly traded equity and debt securities which included 160,000 shares of Kaydon Corporation common stock at December 31, 2000 and 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

Change in Benefit Obligation:

Benefit obligation, beginning of year	$(63,098,000)	$(60,531,000)	$(27,257,000)	$(28,653,000)

Service cost	(2,175,000)	(2,404,000)	(701,000)	(803,000)

Interest cost	(4,520,000)	(4,043,000)	(1,935,000)	(1,921,000)

Plan amendments	(90,000)	(391,000)	—	—

Curtailment	45,000	—	—	—

Actuarial gain	3,143,000	1,832,000	1,712,000	3,107,000

Benefits paid	2,871,000	2,439,000	1,129,000	1,013,000

Benefit obligation, September 30	(63,824,000)	(63,098,000)	(27,052,000)	(27,257,000)

Change in Plan Assets:

Fair value of plan assets, beginning of year	62,531,000	54,688,000	—	—

Actual return on plan assets	8,245,000	9,855,000	—	—

Company contributions	574,000	427,000	1,129,000	1,013,000

Plan participants’ contributions	—	—	67,000	72,000

Benefits paid	(2,871,000)	(2,439,000)	(1,196,000)	(1,085,000)

Fair value of plan assets, September 30	68,479,000	62,531,000	—	—

Funded Status	4,655,000	(567,000)	(27,052,000)	(27,257,000)

Unrecognized net transition obligation	51,000	44,000	—	—

Unrecognized prior service cost	2,226,000	3,413,000	(1,735,000)	(1,931,000)

Unrecognized net gain	(16,672,000)	(11,298,000)	(4,492,000)	(2,870,000)

Accrued benefit cost, September 30	(9,740,000)	(8,408,000)	(33,279,000)	(32,058,000)

Contributions for fourth quarter	133,000	37,000	—	—

Accrued benefit cost, December 31	$(9,607,000)	$(8,371,000)	$(33,279,000)	$(32,058,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:

Accrued benefit liability	$(10,734,000)	$(10,601,000)	$(33,279,000)	$(32,058,000)

Intangible asset	1,122,000	2,137,000	—	—

Accumulated other comprehensive income	5,000	93,000	—	—

Net amount recognized	$(9,607,000)	$(8,371,000)	$(33,279,000)	$(32,058,000)

Weighted Average Assumptions as of September 30:

Discount rate	6.50–7.75%	6.50–7.50%	6.50–7.75%	6.50–7.50%

Expected return on plan assets	9.00%	9.00%	N/A	N/A

Rate of compensation increase	4.00-4.50%	4.00-4.50%	5.00%	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,189,000, $5,735,000, and $152,000, respectively, as of December 31, 2000 and $34,290,000, $33,740,000, and $27,113,000, respectively, as of December 31, 1999.

	Pension Benefits

	2000	1999	1998

Components of Net Periodic Benefit Cost:

Service cost	$2,175,000	$2,549,000	$1,968,000

Interest cost	4,520,000	4,098,000	3,878,000

Expected return on plan assets	(5,628,000)	(4,978,000)	(5,034,000)

Curtailment income	(6,000)	—	—

Amortization of:

Unrecognized net transition obligation	(6,000)	(6,000)	(6,000)

Unrecognized prior service cost	1,238,000	1,339,000	1,138,000

Unrecognized net gain	(319,000)	(45,000)	(494,000)

Net periodic benefit cost	$1,974,000	$2,957,000	$1,450,000

	Postretirement Benefits

	2000	1999	1998

Service cost	$701,000	$803,000	$732,000

Interest cost	1,935,000	1,921,000	1,989,000

Amortization of:

Unrecognized prior service cost	(195,000)	(196,000)	(195,000)

Unrecognized net loss (gain)	(144,000)	14,000	41,000

Net periodic benefit cost	$2,297,000	$2,542,000	$2,567,000

      For measurement purposes, an eight percent annual rate of increase for participants under 65 years of age and a seven percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2000. The rates were assumed to decrease gradually to six percent for 2002 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$431,000	$(368,000)

Effect on postretirement benefit obligation	$3,671,000	$(3,232,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8  Lease Commitments

      Total minimum rentals payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:

Year ending December 31,

2001	$1,282,000

2002	989,000

2003	583,000

2004	344,000

2005	274,000

Thereafter	969,000

      Aggregate rental expense charged to operations was $1,945,000, $1,715,000 and $1,659,000 in 2000, 1999 and 1998.

NOTE 9  Income Taxes

      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      The provision for income taxes consisted of the following:

	2000	1999	1998

Current:

U.S. Federal	$21,534,000	$27,293,000	$38,098,000

State	3,336,000	3,941,000	5,039,000

Foreign	676,000	1,550,000	2,403,000

	25,546,000	32,784,000	45,540,000

Deferred:

U.S. Federal	(3,751,000)	2,662,000	(1,738,000)

State	(342,000)	207,000	(172,000)

Foreign	1,318,000	(387,000)	—

	(2,775,000)	2,482,000	(1,910,000)

	$22,771,000	$35,266,000	$43,630,000

      In 2000, 1999 and 1998, the Company’s effective tax rates were 36.7 percent, 37.5 percent and 38.0 percent, of income before income taxes and differed from the U.S. federal statutory income tax rate primarily due to the effect of state income taxes, net of the federal tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2000 and 1999 were as follows:

	2000	1999

Deferred tax assets:

Postretirement and postemployment benefit obligations	$13,733,000	$14,207,000

Financial accruals and reserves not currently deductible	18,103,000	13,266,000

Inventory accounting method and basis differences	3,582,000	4,834,000

Other	—	929,000

	35,418,000	33,236,000

Deferred tax liabilities:

Plant and equipment basis differences	(8,289,000)	(8,961,000)

Other	(79,000)	—

	(8,368,000)	(8,961,000)

Net deferred tax asset	$27,050,000	$24,275,000

      The net deferred tax asset recorded as an other current asset on the Consolidated Balance Sheets is $4,815,000 and $7,166,000 at December 31, 2000 and 1999. The net deferred tax asset recorded as a long-term other asset on the Consolidated Balance Sheets is $22,235,000 and $17,109,000 at December 31, 2000 and 1999. The Company has not provided for U.S. income taxes on undistributed earnings of foreign subsidiaries. Recording of deferred income taxes on these undistributed earnings is not required as these earnings have been permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be substantially offset by available foreign tax credits.

NOTE 10  Contingencies

      In June of 1995, the Company, along with certain former officers and directors of the Company and certain other companies and organizations, was named as a defendant in a lawsuit commenced in Bankruptcy Court in the Southern District of New York. The plaintiff was the Creditors Committee formed in connection with the Chapter 11 Bankruptcy Proceeding of Keene Corporation (“Keene”). That action, identified as the “Transactions Lawsuit,” asserted claims against the Company arising from the Company’s 1983 acquisition of certain assets of Keene, and Bairnco Corporation’s 1984 spin-off of the Company’s common stock. As originally filed, the Transactions Lawsuit alleged claims against the Company under state fraudulent conveyance laws, tort claims under successor liability law, and civil RICO claims. The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The RICO claims sought trebling of those damages. The claims asserted in the Transactions Lawsuit are similar to, and supplant, claims previously asserted in certain class actions brought against the Company in 1993, purportedly on behalf of certain persons with asbestos-related claims against Keene.

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

      In October of 1998, the Court granted in part and denied in part the Company’s motion to dismiss the complaint, and denied the Company’s motion for summary judgment. With respect to the motion for summary judgment, the Court found that certain groups of asbestos claimants had claims that were not time-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

barred, and therefore the plaintiffs could assert claims against the Company for both actual fraudulent conveyance and constructive fraudulent conveyance. With respect to the motion to dismiss, the Court granted the Company’s motion to dismiss the fraudulent conveyance claim against it in connection with Bairnco’s 1984 spin-off of the Company’s common stock, and dismissed all the RICO claims asserted against the Company. The Court denied the Company’s motion to dismiss the successor liability claim, but noted the plaintiffs’ ability to pursue such a claim was subject to their ability to pursue a fraudulent conveyance claim.

      Also in October of 1998, the Company filed a motion for reargument of the Court’s ruling that the plaintiffs’ claims for actual and constructive fraudulent conveyance against the Company are not barred by the applicable statute of limitations. In January of 1999, the Court issued a decision on the Company’s motion for reargument, which granted the Company’s motion for reargument with regard to the plaintiffs’ claims for constructive fraudulent conveyance, and, with one minor exception, held those claims were barred by the applicable statute of limitations and dismissed them. However, the Court denied the Company’s motion to dismiss the actual fraudulent conveyance claims. Accordingly, as a result of the Company’s motions, the only claims remaining against the Company are plaintiffs’ claims for actual fraudulent conveyance and for successor liability. In addition, there is, on behalf of certain individual judgment creditors, a limited claim for constructive fraudulent conveyance. The Company does not believe any recovery on this limited claim will be material. The discovery stay previously in place has been lifted, and the discovery phase is well underway.

      In other decisions, the Court also dismissed the claims against all the individual defendants except one, and against the professional organizations that had been named as defendants in the case. However, Bairnco and its other subsidiaries and former subsidiaries remain as defendants in the case.

      Management believes it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this legal action.

      Beginning in June 1996, the Company and certain employees received subpoenas issued by the U.S. District Court in Bridgeport, Connecticut on behalf of a grand jury investigating a May 9, 1996 accident involving a Sikorsky helicopter (CH-53E) in which four persons died. The grand jury requested and received documents and records relating to inspection and product certification procedures at the Kaydon facility that manufactured the bearings used in the Sikorsky helicopter. In addition, a “Mishap Board” led by Sikorsky Aircraft Corporation personnel alleged that product quality problems or deficiencies existed with respect to the Kaydon bearing used in the Sikorsky helicopter described above. Kaydon personnel were excluded from participation on this “Mishap Board.” However, Kaydon has independently evaluated the available evidence and refuted the “Mishap Board” findings in reports submitted to the Navy. Subsequent incidents have occurred in the helicopter fleet even though the bearings used were newly manufactured, inspected and approved by Sikorsky and Navy personnel, reinforcing the Company’s position that the bearing quality was not the causative action in the May 9, 1996 accident. During the first half of 1997, the estates of the four deceased individuals filed civil suits against the Company. In July of 1998, Sikorsky filed a claim against the Company in those same civil cases claiming damages which they are alleged to have incurred following the May 9, 1996 accident. The Sikorsky claim and the U.S. government investigation are hereinafter identified as the “Sikorsky Matter.” In October of 1998, Kaydon’s insurance company reached settlement agreements with the estates of each plaintiff in the four civil suits. All settlement amounts were fully covered under Company insurance.

      During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s most current and best estimates to litigate the Transactions Lawsuit and the Sikorsky Matter discussed above. The change in the estimates during the second quarter of 2000 resulted from current spending levels and substantial new information regarding forecasted spending levels to complete the discovery stages of these cases, and to try the cases by the end of 2002.

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and has been engaged in negotiations toward a resolution of the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government investigation, including potential civil claims. During the third quarter, the Company recorded an additional $9.1 million provision to reflect the amount of the settlement with Sikorsky Aircraft Corporation and the current estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. Kaydon has pursued a global settlement of the Sikorsky Matter even though it believes it has meritorious defenses against claims relating to alleged quality problems or deficiencies in its products. Company management believes that resolving this protracted and costly litigation is in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would be faced with a multi-year litigation process.

      The total accrual in the consolidated financial statements related to the Transactions Lawsuit and the Sikorsky Matter is $14.9 million at December 31, 2000. Of this amount, $11.1 million is recorded as a current liability in other accrued expenses and $3.8 million is recorded as an other long-term liability.

      In October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. The lawsuit relates to the failure of a Cooper split roller bearing at a customer’s facility in July of 1994. The lawsuit alleges negligence, strict liability and breach of contract, and seeks recovery of damages including both property damage and business interruption, that are claimed to be in excess of $8 million, plus interest from the date of the incident which to-date totals approximately $3.3 million.

      Kaydon’s insurance provider has defended this lawsuit since its inception. In August 1998, Kaydon received a letter from its insurance provider indicating that the provider believed the failure of the split roller bearing was not a covered loss under the terms of Kaydon’s commercial general liability policy. In May 1999, Kaydon filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania requesting that the Court enter a declaratory judgment that the claim against Cooper for the split roller bearing failure was an insured loss under the Company’s insurance policy. In January 2000, the Court dismissed this case without prejudice because the Court believed the underlying product liability lawsuit against Cooper had to be further developed before the case relating to the insurance coverage could be decided.

      In January of 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to mediate their disputes at a hearing, which was held on February 20-21, 2001. The mediation hearing was not successful in reaching a settlement, and it is now expected that a trial date will be set for sometime in 2001. Kaydon believes that it has meritorious defenses to the underlying claim relating to the split roller bearing product litigation and intends to vigorously defend this matter if it cannot be settled. In addition, the Company believes that any potential loss sustained in connection with the claim against Cooper will be covered under Kaydon’s commercial general liability policy. At December 31, 2000 an accrual of $0.5 million, the amount of the deductible under the insurance policy, is recorded in the consolidated financial statements related to the claim against Cooper.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

NOTE 11  Business Segment Information

      The Company operates through individual operating units that serve four key market sectors. The market sectors served by the Company have several related economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single segment of Custom-Engineered Products.

      Kaydon’s accounting policies for the Custom-Engineered Products segment are the same as those described in Note 1. Management evaluates segment performance based on segment profit or loss before interest and income taxes (“EBIT”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The corporate component of income before income taxes includes interest income, goodwill amortization, depreciation and unallocated corporate administrative expenses. The goodwill associated with an operating unit is on the balance sheet of the respective operating unit. The amortization expense for acquisitions prior to 1999 is charged to the corporate office. The amortization expense for acquisitions since 1999 is charged to the respective operating unit. Corporate assets consist of cash and cash equivalents, fixed assets and certain prepaid expenses. The selling price for transfers between geographic areas is generally based on cost plus a mark-up.

	For the Year 2000			For the Year 1999

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

	(In thousands)

Sales	$340,756		$340,756	$331,479		$331,479

Elimination of intercompany sales	(1,510)		(1,510)	(5,783)		(5,783)

Total net sales	$339,246		$339,246	$325,696		$325,696

Depreciation and amortization	$14,773	$2,594	$17,367	$12,787	$2,847	$15,634

Segment EBIT	$79,451		$79,451	$90,321		$90,321

Unallocated amounts	—	$(17,333)	(17,333)	—	$3,724	3,724

Income before income taxes	$79,451	$(17,333)	$62,118	$90,321	$3,724	$94,045

Total assets	$357,692	$117,860	$475,552	$315,768	$90,981	$406,749

Expenditures for segment assets	$9,966	$1,824	$11,790	$11,219	$370	$11,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year 1998

	Custom-
	Engineered		Consolidated
	Products	Corporate	Totals

	(In thousands)

Sales	$380,077		$380,077

Elimination of intercompany sales	(3,905)		(3,905)

Total net sales	$376,172		$376,172

Depreciation and amortization	$11,390	$2,654	$14,044

Segment EBIT	$112,930		$112,930

Unallocated amounts	—	$1,884	1,884

Income before income taxes	$112,930	$1,884	$114,814

Total assets	$317,053	$96,755	$413,808

Expenditures for segment assets	$25,064	$299	$25,363

  Geographic Information:

      The Company attributes sales to different geographic areas on the basis of the location of the customer. Sales and long-lived assets by geographic area are as follows:

	2000	1999	1998

Sales:

United States	$275,056,000	$263,530,000	$304,116,000

Foreign	64,190,000	62,166,000	72,056,000

Total	$339,246,000	$325,696,000	$376,172,000

Long-lived Assets:

United States	$181,325,000	$143,602,000	$142,139,000

Foreign	30,807,000	34,485,000	26,069,000

Total	$212,132,000	$178,087,000	$168,208,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Sales by Market Sector:

	2000	%	1999	%	1998	%

Replacement Parts, Exports & Other	$129,177,000	38.1%	$99,264,000	30.5%	$113,427,000	30.2%

Heavy Industrial Equipment	97,984,000	28.9%	99,256,000	30.5%	112,442,000	29.9%

Special Industrial Machinery	75,285,000	22.2%	88,929,000	27.3%	99,710,000	26.5%

Aerospace & Military Equipment	36,800,000	10.8%	38,247,000	11.7%	50,593,000	13.4%

	$339,246,000		$325,696,000		$376,172,000

NOTE 12  Subsequent Event

      On March 1, 2001, the Company purchased, for $70.8 million, all of the outstanding stock of ACE Controls, Inc., and an affiliated company, a privately held leading manufacturer of linear deceleration products serving various industrial markets. The acquisition was financed by borrowings from the Company’s revolving credit facility. ACE Controls, Inc., headquartered in Farmington Hills, Michigan with facilities in Germany, the United Kingdom and Japan has annual net sales in excess of $40.0 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required with respect to the directors of the Company is included in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (60)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.

John R. Emling (45)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President—Bearing Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

John F. Brocci (58)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Kenneth W. Crawford (43)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford joined Kaydon as Vice President and Corporate Controller in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Item 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is included in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8 herein, as required at December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, consist of the following:

Consolidated Balance Sheets

              Consolidated Statements of Income
              Consolidated Statements of Shareholders’ Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

3. Exhibits

Exhibit	Description

21	Subsidiaries of Registrant
23	Consent of Independent Public Accountants

(b)	Reports on Form 8-K

On October 20, 2000, the Company filed a Form 8-K under Item 5 reporting third quarter 2000 earnings and announcing a charge recorded in the third quarter of 2000 for actual and estimated settlement costs associated with previously disclosed litigation matters.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: March 28, 2001	By: /s/ BRIAN P. CAMPBELL Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 28, 2001	By: /s/ KENNETH W. CRAWFORD Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

/s/ GERALD J. BREEN Gerald J. Breen Director	March 28, 2001
/s/ BRIAN P. CAMPBELL Brian P. Campbell Chairman	March 28, 2001
/s/ THOMAS C. SULLIVAN Thomas C. Sullivan Director	March 28, 2001
/s/ B. JOSEPH WHITE B. Joseph White Director	March 28, 2001

Schedule II.	Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Description	of Period	and Expenses	Deductions	Period

			(A)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:

2000	$2,145,000	$174,000	$466,000	$2,785,000

1999	$1,957,000	$530,000	$(342,000)	$2,145,000

1998	$1,620,000	$337,000	$—	$1,957,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

F-1

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of Registrant
23	Consent of Independent Public Accountants