Form 10-K405/A
period 2000-12-31
KAYDON CORP
filed 2001-05-03
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 0-12640

Kaydon Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 East Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $0.10 per Share	Name of each exchange on which registered New York Stock Exchange, Inc.

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

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 9, 2001 (based on the closing sales price of $28.05 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $674,390,162.

      Number of shares outstanding of the Registrant’s Common Stock at March 9, 2001:

30,367,913 shares of Common Stock, par value $0.10 per share.

      Portions of the Registrant’s definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

      Subsequent to filing its Annual Report on Form 10-K and its definitive proxy materials for its 2001 Annual Meeting of Stockholders, the Registrant was informed by Perkins, Wolf, McDonnell & Company that it had been the beneficial owner of more than 5% of the Registrant’s issued and outstanding stock on December 31, 2000, but that Perkins, Wolf, McDonnell & Company had failed to report such ownership to the Securities and Exchange Commission on a timely basis. Accordingly, Item 12 is hereby amended to delete the reference to the information included in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Registrant, and to replace such reference with the following information:

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of December 31, 2000, concerning the only persons known to Kaydon to be the beneficial owners of more than 5% of Kaydon’s issued and outstanding stock:

			Percentage of
Name and Address	Amount and Nature of		Issued and Outstanding
of Beneficial Owner	Beneficial Ownership		Common Stock

NewSouth Capital Management, Inc. 1000 Ridgeway Loop Rd., Suite 233 Memphis, TN 38120	2,268,430	(1)	7.6%

Neuberger Berman, Inc. 605 Third Ave New York, NY 10158	2,119,773	(1)	7.36%

Perkins, Wolf, McDonnell & Company 53 W. Jackson Blvd., Suite 722 Chicago, IL 60604	1,639,000		5.5%

      (1) These shares are owned by various individual and institutional investors for which NewSouth Capital Management, Inc. and Neuberger Berman, Inc., respectively, serve as investment advisors with power to direct investments and/or shared power to vote the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, NewSouth Capital Management, Inc. and Neuberger Berman, Inc. are deemed to be beneficial owners of such shares; however, each expressly disclaims that they are, in fact, the beneficial owners of such shares.

      The following table presents information regarding beneficial ownership of Kaydon’s common stock by each member of the Board of Directors and the Named Executive Officers as of December 31, 2000.

	Amount and Nature		Percentage of Issued And
	of Beneficial Ownership		Outstanding Common Stock on
Name and Address	of Common Stock		December 31, 2000

Gerald J. Breen 8271 Bavaria Road Macedonia, OH 44056	31,250	(1)	*

Brian P. Campbell 315 East Eisenhower Parkway, Ste 300 Ann Arbor, MI 48108	233,600	(2)	*

Thomas C. Sullivan 2628 Pearl Road Medina, OH 44258	11,250	(3)	*

B. Joseph White 701 Tappan Street Ann Arbor, MI 48109	6,950	(4)	*

John F. Brocci 315 East Eisenhower Parkway, Ste 300 Ann Arbor, MI 48108	165,354	(5)	*

Kenneth W. Crawford 315 East Eisenhower Parkway, Ste 300 Ann Arbor, MI 48108	25,136	(6)	*

John R. Emling 315 East Eisenhower Parkway, Ste 300 Ann Arbor, MI 48108	54,490	(7)	*

All Executive Officers and Directors as a

group (seven (7) persons)	528,030		1.76%

*Less than one percent.

(1)	Included in these shares are 21,250 shares acquirable under the Directors Stock Option Plan in 2001.

(2)	Included in these shares are 2,000 shares owned by a trust as to which Mr. Campbell disclaims beneficial ownership, 85,000 shares acquirable under the Stock Option Plan in 2001 and 72,600 shares of restricted stock holdings.

(3)	Included in these shares are 6,250 shares acquirable under the Directors Stock Option Plan in 2001.

(4)	Included in these shares are 6,250 shares acquirable under the Directors Stock Option Plan in 2001.

(5)	Included in these shares are 93,750 shares acquirable under the Stock Option Plan in 2001 and 22,000 shares of restricted stock holdings.

(6)	Included in these shares are 6,000 shares (stock options) acquirable under the 1999 Long Term Stock Incentive Plan in 2001, 136 shares held in his account in the Kaydon Corporation Employee Stock Ownership and Thrift Plan and 17,000 shares of restricted stock holdings.

(7)	Included in these shares are 11,250 shares acquirable under the Stock Option Plan in 2001, 90 shares held in his account in the Kaydon Corporation Employee Stock Ownership and Thrift Plan and

42,400 shares of restricted stock holdings.

Note:	The restricted stock grants referenced above include the sole power to vote the underlying shares and thus Messrs. Campbell, Brocci, Crawford and Emling are deemed beneficial owners of that restricted stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: May 3, 2001	By:	/s/ Brian P. Campbell

Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

5