Form 10-Q
period 2001-03-31
KAYDON CORP
filed 2001-05-14
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended March 31, 2001	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan	48108

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        NO

Common Stock Outstanding at May 1, 2001 – 29,976,872 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2001

INDEX

Page No.

Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - March 31, 2001 and December 31, 2000	1

Consolidated Condensed Statements of Income - Quarter Ended March 31, 2001 and April 1, 2000	2

Consolidated Condensed Statements of Cash Flows - Quarter Ended March 31, 2001 and April 1, 2000	3

Notes to Consolidated Condensed Financial Statements	4-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Part II — Other Information:

Item 1. — Legal Proceedings	14

Item 6. — Exhibits and Reports on Form 8-K	14

Signatures	15

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2001	December 31, 2000

	(Unaudited)
Assets:

Cash and cash equivalents	$122,966,000	$114,965,000

Accounts receivable, net	61,655,000	56,986,000

Inventories, net	72,739,000	60,110,000

Other current assets	9,385,000	9,124,000

Total current assets	266,745,000	241,185,000

Plant and equipment, net	113,604,000	105,304,000

Cost in excess of net tangible assets of purchased businesses, net	152,923,000	103,248,000

Other assets	25,920,000	25,815,000

Total assets	$559,192,000	$475,552,000

Liabilities and Shareholders’ Equity :

Accounts payable	$15,420,000	$12,257,000

Accrued expenses	51,857,000	47,742,000

Total current liabilities	67,277,000	59,999,000

Long-term debt	118,245,000	47,518,000

Long-term liabilities	46,093,000	45,600,000

Shareholders’ equity:

Common stock	3,683,000	3,680,000

Paid-in capital	44,105,000	42,971,000

Retained earnings	433,409,000	426,657,000

Less — treasury stock, at cost	(134,730,000)	(134,618,000)

Less — restricted stock awards	(10,700,000)	(10,357,000)

Accumulated other comprehensive loss	(8,190,000)	(5,898,000)

	327,577,000	322,435,000

Total liabilities and Shareholders’ equity	$559,192,000	$475,552,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended

	March 31, 2001	April 1, 2000

Net sales	$91,354,000	$84,920,000

Cost of sales	61,762,000	52,808,000

Gross profit	29,592,000	32,112,000

Operating expenses	13,657,000	12,553,000

Operating income	15,935,000	19,559,000

Interest income, net	564,000	1,547,000

Income before income taxes	16,499,000	21,106,000

Provision for income taxes	6,104,000	7,810,000

Net income	$10,395,000	$13,296,000

Weighted Average Common Shares:

Basic	29,929,000	30,461,000

Diluted	29,958,000	30,521,000

Earnings Per Share:

Basic	$.35	$.44

Diluted	$.35	$.44

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	Mar. 31, 2001	Apr. 1, 2000

Cash flows from operating activities	$15,707,000	$24,264,000

Cash flows used in investing activities:

Capital expenditures, net	(4,453,000)	(3,075,000)

Acquisitions of businesses, net	(70,497,000)	(1,008,000)

Cash used in investing activities	(74,950,000)	(4,083,000)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	713,000	452,000

Dividends paid	(3,643,000)	(3,427,000)

Long-term debt:

Issuance	70,750,000

Retirement	(18,000)	(18,000)

Purchase of treasury stock	(173,000)	(13,242,000)

Cash from (used in) financing activities	67,629,000	(16,235,000)

Effect of exchange rate changes on cash and cash equivalents	(385,000)	(118,000)

Net increase in cash and cash equivalents	8,001,000	3,828,000

Cash and cash equivalents — Beginning of period	114,965,000	89,749,000

Cash and cash equivalents — End of period	$122,966,000	$93,577,000

Cash expended for income taxes	$5,141,000	$515,000

Cash expended for interest	$600,000	$8,000

      See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Inventories are summarized as follows:

	March 31, 2001	December 31, 2000

Raw Material	$28,252,000	$23,076,000

Work in Process	16,025,000	15,286,000

Finished Goods	28,462,000	21,748,000

	$72,739,000	$60,110,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $(2.3) million and $(.5) million, resulting in comprehensive income of $8.1 million and $12.8 million for the quarters ended March 31, 2001 and April 1, 2000.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	Mar. 31, 2001	Apr. 1, 2000

Numerators:

Numerators for both basic and diluted earnings per share, net income	$10,395,000	$13,296,000

Denominators:

Denominators for basic earnings per share, weighted average common shares outstanding	29,929,000	30,461,000

Potential dilutive shares resulting from stock options and restricted stock awards	29,000	60,000

Denominators for dilutive earnings per share	29,958,000	30,521,000

Earnings per share:

Basic	$.35	$.44

Diluted	$.35	$.44

Options to purchase 111,400 shares of common stock at prices ranging from $31.4375 to $33.3125 per share were outstanding during the first quarter of 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 145,850 shares of common stock at prices ranging from $31.4375 to $33.3125 per share were outstanding during the first quarter of 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

The corporate component of income before taxes includes net interest income, goodwill amortization, depreciation and unallocated corporate administrative expenses.

Segment financial data (in thousands):

	Quarter Ended

	March 31, 2001			April 1, 2000

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$92,798		$92,798	$85,425		$85,425

Elimination of intercompany sales	(1,444)		(1,444)	(505)		(505)

Total net sales	$91,354		$91,354	$84,920		$84,920

Segment earnings before interest and tax	$16,126		$16,126	$20,249		$20,249

Unallocated amounts	0	$373	373	0	$857	857

Income before income taxes	$16,126	$373	$16,499	$20,249	$857	$21,106

There has been no change in the basis or measurement of segmentation since the last annual report. Companies newly acquired during 2001 are reported as part of the Custom-Engineered Products segment.

(6)	At March 31, 2001, borrowings under the Company’s revolving credit facility totaled $118.2 million. The credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 5.86 percent during the first quarter of 2001. The credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the credit facility at March 31, 2001. After consideration of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $180.2 million at March 31, 2001.

(7)	On March 1, 2001, the Company purchased for $70.8 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as ACE) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufacturers a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the first quarter 2001 financial statements since the effective acquisition date. The excess of cost over net assets acquired of $52.0 million is being amortized on a straight-line basis over 30 years.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2000, net sales, net income, basic earnings per share and diluted earnings per share for the first quarter of 2001 would have been $97.6 million, $10.5 million, $.35 and $.35, and net sales, net income, basic earnings per share and diluted earnings per share for the first quarter of 2000 would have been $96.0 million, $13.8 million, $.45 and $.45.

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

Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and was engaged in negotiations toward a resolution of the U.S. government investigation, including potential civil claims. During the third quarter, the Company recorded an additional $9.1 million provision to reflect the amount of the settlement with Sikorsky Aircraft Corporation and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters.

On April 10, 2001, the Company reached a settlement of claims with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. As part of the settlement, the Company entered a plea to two counts of improper certification of the raceway surface finish of three bearings shipped in 1995 and 1996. The bearings that were the subject of the plea have not been involved in any accident. The settlement entails the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and will be offset by the previously recorded provisions without any impact on year 2001 earnings.

The Company pursued a global settlement in the Sikorsky Matter because management believed that resolving this protracted and costly litigation was in the best interest of Kaydon. Absent a resolution of this matter, Kaydon would have been faced with a multi-year litigation process.

The total accrual in the financial statements related to the Transaction Lawsuit and the Sikorsky Matter is $14.3 million at March 31, 2001. Of this amount, $11.1 million is recorded as a current liability in accrued expenses and $3.2 million is recorded in long-term liabilities. After the payment to the U.S. government in April, the total accrual in the financial statements is $6.8 million.

In October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a

subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. The lawsuit relates to the failure of a Cooper split roller bearing at a customer’s facility in July of 1994. The lawsuit alleges negligence, strict liability and breach of contract, and seeks recovery of damages including both property damage and business interruption, that are claimed to be in excess of $8 million, plus interest from the date of the incident which to-date totals in excess of $3.3 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 2001, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $91.4 million, up 7.6 percent from $84.9 million in the first quarter of 2000. Results for the quarter reflect sales of $11.2 million from companies recently acquired. Excluding the positive impact of these acquisitions, sales during the first quarter of 2001 for the remaining Kaydon divisions were down $4.7 million or 5.6 percent from the first quarter of 2000, reflecting the broad based slowdown in industrial manufacturing activity. Specifically, the Company noticed reduced demand for specialty bearings products, particularly from the semiconductor equipment manufacturing market, and for the Company’s fluid power products, which are sold primarily to the construction equipment and other heavy equipment markets.

Gross profit during the first quarter of 2001 was $29.6 million or 32.4 percent of sales, compared with $32.1 million or 37.8 percent of sales in the first quarter of 2000. The gross profit percentage achieved in the first quarter of 2001 was negatively impacted by unfavorable sales mix, higher energy costs, the broad-based slowdown in industrial manufacturing activity, and recent acquisitions which have lower gross profit margins than those achieved by Kaydon historically.

Operating income during the first quarter of 2001 was $15.9 million or 17.4 percent of sales as compared to $19.6 million or 23.0 percent of sales in the first quarter of 2000.

Amortization expense related to goodwill generated as a result of the recent acquisitions completed in the first quarter of 2001 and in the third quarter of 2000, negatively affected the first quarter compared to the same period last year.

Net interest income of $.6 million during the first quarter of 2001 was down $1.0 million from last year’s comparable period due to higher interest expense on new bank borrowings related to the recent acquisitions.

First quarter 2001 net income was $10.4 million, or 11.4 percent of sales. Earnings per share on a diluted basis equaled $.35. First quarter 2000 net income and diluted earnings per share were $13.3 million and $.44.

The effective tax rate during the 2001 and 2000 first quarter, was 37.0 percent.

On April 10, 2001, the Company reached a settlement of claims with the U.S. government regarding the previously disclosed investigation of inspection and product certification procedures at a Kaydon manufacturing facility. As part of the settlement, the Company entered a plea to two counts of improper certification of the raceway surface finish of three bearings shipped in 1995 and 1996. The bearings that were the subject of the plea have not been involved in any accident. The settlement entails the payment of $7.5 million to the U.S. government including a $1.0 million fine. The payment to the U.S. government was completed in April 2001 and will be offset by previously recorded provisions without any impact on year 2001 earnings.

The Company pursued a settlement in this matter because management believed that resolving this protracted and costly litigation was in the best interest of Kaydon. Absent a resolution of this matter, Kaydon would have been faced with a multi-year litigation process.

Liquidity and Capital Resources

Working capital was $199.5 million at March 31, 2001 reflecting a current ratio of 4.0 to 1 compared to $181.2 million and a current ratio of 4.0 to 1 at year-end 2000. Cash flow from operations was $15.7 million during the first quarter of 2001, down from a record operating cash flow of $24.3 million for the same period in 2000. Cash flow from operations was negatively impacted during the first quarter of 2001 compared to the comparable period last year due to higher inventory levels and the timing of tax payments.

Depreciation and amortization for the first quarter of 2001 totaled $5.1 million compared to $4.5 million in the first quarter of 2000. Increases are primarily due to the previously mentioned acquisitions completed in late 2000 and during the first quarter of 2001.

Cash and cash equivalents equaled $123.0 million at March 31, 2001, up $8.0 over the balance at year-end 2000 of $115.0 million. This increase reflects strong operating cash flow offset by capital expenditures of $4.5 million and dividend payments of $3.6 million.

Management expects that the Company’s planned capital requirements for the remainder of 2001, which consists of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at March 31, 2001 was $114.7 million compared to $117.9 million at the end of 2000. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, management believes that the Company, along with most industrial companies, will continue to be negatively affected by the slowdown of economic activity in the United States. Management expects orders to be relatively flat in the second quarter of 2001, with a more significant increase not expected until the second half of 2001. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings See the discussion in the Notes to Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibit No. Description

None.

      B. Reports on Form 8-K

On March 7, 2001, the Company filed a Form 8-K under Item 5 reporting the acquisition of ACE Controls, Inc., and its affiliated company ACE Controls International, Inc., a leading manufacturer of linear deceleration products serving various industrial markets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 14, 2001	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

May 14, 2001	/s/ Kenneth W. Crawford

Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)