Form 10-Q
period 2001-06-30
KAYDON CORP
filed 2001-08-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended June 30, 2001	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   NO

Common Stock Outstanding at August 1, 2001 — 29,939,594 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED June 30, 2001

INDEX

Page No.

Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets — June 30, 2001 and December 31, 2000	1

Consolidated Condensed Statements of Income — Quarter and First Half Ended June 30, 2001 and July 1, 2000	2

Consolidated Condensed Statements of Cash Flows — First Half Ended June 30, 2001 and July 1, 2000	3

Notes to Consolidated Condensed Financial Statements	4 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II — Other Information:

Item 1. — Legal Proceedings	15

Item 6. — Exhibits and Reports on Form 8-K	15

Signatures	16

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets:

Cash and cash equivalents	$118,627,000	$114,965,000

Accounts receivable, net	53,934,000	56,986,000

Inventories, net	68,903,000	60,110,000

Other current assets	10,485,000	9,124,000

Total current assets	251,949,000	241,185,000

Plant and equipment, net	111,265,000	105,304,000

Cost in excess of net tangible assets of purchased businesses, net	142,430,000	103,248,000

Other assets	36,814,000	25,815,000

Total assets	$542,458,000	$475,552,000

Liabilities and Shareholders’ Equity:

Accounts payable	$12,179,000	$12,257,000

Accrued expenses	35,278,000	47,742,000

Total current liabilities	47,457,000	59,999,000

Long-term debt	118,231,000	47,518,000

Long-term liabilities	45,969,000	45,600,000

Shareholders’ equity:

Common stock	3,685,000	3,680,000

Paid-in capital	44,259,000	42,971,000

Retained earnings	436,244,000	426,657,000

Less — treasury stock, at cost	(133,885,000)	(134,618,000)

Less — restricted stock awards	(11,458,000)	(10,357,000)

Accumulated other comprehensive loss	(8,044,000)	(5,898,000)

	330,801,000	322,435,000

Total liabilities and shareholders’ equity	$542,458,000	$475,552,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Half Ended

	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	$89,600,000	$86,068,000	$180,954,000	$170,988,000

Cost of sales	63,830,000	53,895,000	125,592,000	106,703,000

Gross profit	25,770,000	32,173,000	55,362,000	64,285,000

Selling, general and administrative expenses	15,157,000	12,014,000	28,814,000	24,567,000

Unusual litigation-related charge	—	12,637,000	—	12,637,000

Operating income	10,613,000	7,522,000	26,548,000	27,081,000

Interest income (expense), net	(307,000)	1,375,000	257,000	2,922,000

Income before income taxes	10,306,000	8,897,000	26,805,000	30,003,000

Provision for income taxes	3,814,000	3,292,000	9,918,000	11,102,000

Net income	$6,492,000	$5,605,000	$16,887,000	$18,901,000

Weighted Average Common Shares:

Basic	29,973,000	30,111,000	29,951,000	30,286,000

Diluted	30,030,000	30,157,000	29,994,000	30,339,000

Earnings Per Share:

Basic	$.22	$.19	$.56	$.62

Diluted	$.22	$.19	$.56	$.62

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended

	June 30, 2001	July 1, 2000

Cash flows from operating activities	$18,241,000	$36,510,000

Cash flows from (used in) investing activities:

Capital expenditures, net	(7,409,000)	(6,343,000)

Acquisition of business	(70,584,000)	(1,248,000)

Cash used in investing activities	(77,993,000)	(7,591,000)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	1,096,000	597,000

Dividends paid	(7,287,000)	(6,788,000)

Long-Term Debt:

Issuance	70,750,000	—

Retirement	(33,000)	(46,000)

Purchase of treasury stock	(546,000)	(14,414,000)

Cash from (used) in financing activities	63,980,000	(20,651,000)

Effect of exchange rate changes on cash and cash equivalents	(566,000)	(328,000)

Net increase in cash and cash equivalents	3,662,000	7,940,000

Cash and cash equivalents — Beginning of period	114,965,000	89,749,000

Cash and cash equivalents — End of period	$118,627,000	$97,689,000

Cash expended for income taxes	$13,865,000	$13,424,000

Cash expended for interest	$1,975,000	$13,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” was recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company’s Financial Statements was $142.4 million at June 30, 2001 and 103.2 million at December 31, 2000. Goodwill amortization expense was $1.2 million during the second quarter of 2001 and $0.7 million during the second quarter of 2000. Goodwill amortization expense was $2.3 million during the first half of 2001 and $1.3 million during the first half of 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

(2)	Inventories are summarized as follows:

	June 30, 2001	December 31, 2000

Raw Material	$24,738,000	$23,076,000

Work in Process	14,215,000	15,286,000

Finished Goods	29,950,000	21,748,000

	$68,903,000	$60,110,000

Inventory balances as of June 30, 2001 include $3.2 million of Raw Material, $0.2 million of Work in Process, and $4.2 million of Finished Goods related to Ace Controls, Inc. acquired on March 1, 2001.

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Components of other comprehensive income, net of tax, was approximately $0.1 million and ($1.7) million, resulting in comprehensive income of $6.6 million and $3.9 million for the quarters ended June 30, 2001 and July 1, 2000. On a first half basis, components of other comprehensive income, net of tax, was approximately ($2.1) million and ($2.2) million, resulting in year to date comprehensive income of $14.7 million and $16.7 million for the first halves ended June 30, 2001 and July 1, 2000.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended

	June 30, 2001	July 1, 2000

Numerators:

Numerators for both basic and diluted earnings per share, net income	$6,492,000	$5,605,000

Denominators:

Denominators for basic earnings per share, weighted average common shares outstanding	29,973,000	30,111,000

Potential dilutive shares resulting from stock options and restricted stock awards	57,000	46,000

Denominators for dilutive earnings per share	30,030,000	30,157,000

Earnings per share:

Basic	$.22	$.19

Diluted	$.22	$.19

	First Half Ended

	June 30, 2001	July 1, 2000

Numerators:

Numerators for both basic and diluted earnings per share, net income	$16,887,000	$18,901,000

Denominators:

Denominators for basic earnings per share, weighted average common shares outstanding	29,951,000	30,286,000

Potential dilutive shares resulting from stock options and restricted stock awards	43,000	53,000

Denominators for dilutive earnings per share	29,994,000	30,339,000

Earnings per share:

Basic	$.56	$.62

Diluted	$.56	$.62

Options to purchase 115,300 shares of common stock at prices ranging from $26.01 to $33.3125 per share were outstanding during the second quarter of 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 414,225 shares of common stock at prices ranging from $24.8125 to $33.3125 per share were outstanding during the second quarter of 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

The corporate component of income before taxes includes net interest, goodwill amortization, depreciation and unallocated corporate administrative expenses.

Segment financial data (in thousands):

	Quarter Ended

	June 30, 2001			July 1, 2000

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$92,774		$92,774	$86,424		$86,424

Elimination of intercompany sales	(3,174)		(3,174)	(356)		(356)

Total net sales	$89,600		$89,600	$86,068		$86,068

Segment earnings before interest and tax	$10,854		$10,854	$20,192		$20,192

Unallocated amounts	0	$(548)	(548)	0	$(11,295)	(11,295)

Income before income taxes	$10,854	$(548)	$10,306	$20,192	$(11,295)	$8,897

	First Half Ended

	June 30, 2001			July 1, 2000

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$185,572		$185,572	$171,849		$171,849

Elimination of intercompany sales	(4,618)		(4,618)	(861)		(861)

Total net sales	$180,954		$180,954	$170,988		$170,988

Segment earnings before interest and tax	$26,980		$26,980	$40,441		$40,441

Unallocated amounts	0	$(175)	(175)	0	$(10,438)	(10,438)

Income before income taxes	$26,980	$(175)	$26,805	$40,441	$(10,438)	$30,003

There has been no change in the basis or measurement of segmentation since the last annual report. Companies newly acquired during 2001 are reported as part of the Custom-Engineered Products segment.

(6)	At June 30, 2001, borrowings under the Company’s revolving credit facility totaled $118.2 million. The credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 5.08 percent during the second quarter of 2001. The credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the credit facility at June 30, 2001. After consideration of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $179.7 million at June 30, 2001.

(7)	On March 1, 2001, the Company purchased for $70.8 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as ACE) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the financial statements since the effective acquisition date. Goodwill and intangible assets acquired of $53.6 million is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2000, net sales, net income, basic earnings per share and diluted earnings per share for the second quarter of 2000 would have been $97.2 million, $6.0 million, $.20 and $.20. Net sales, net income, basic earnings per share and diluted earnings per share for the first half of 2001 would have been $187.2 million, $17.0 million, $.57 and $.57, and net sales, net income, basic earnings per share and diluted earnings per share for the first half of 2000 would have been $193.1 million, $19.8 million, $.65 and $.65.

(8)	As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The current status of the Transactions Lawsuit is that fact depositions have been substantially completed, and written fact discovery currently is scheduled to conclude by the end of August 2001, with expert discovery to follow. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. The total accrual in the consolidated financial statements related to the Transactions Lawsuit is $4.9 million at June 30, 2001. Such amount represents the Company’s most current and best estimate to litigate this legal matter.

As previously reported, in June 1996, the U.S. government commenced a grand jury investigation relating to a May 9, 1996 accident involving a Sikorsky Aircraft Corporation CH-53E helicopter, and in July 1998, Sikorsky commenced a lawsuit against the Company claiming damages which they were alleged to have incurred following the accident (collectively, the “Sikorsky Matter”).

During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s most current and best estimates to litigate the Transactions Lawsuit and the Sikorsky Matter discussed above.

Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation, and on April 10, 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan Facility. As part of the settlement with the U.S. government, the Company entered a plea to two counts of improper certification of the raceway surface finish of three bearings shipped in 1995 and 1996. The bearings that were the subject of the plea have not been involved in any accident. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings.

As previously reported, in October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. The lawsuit related to the failure of a Cooper split roller bearing at a customer’s facility in July 1994. In July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of the lawsuit, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal action. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of any litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the second quarter of 2001, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $89.6 million, up 4.1 percent from $86.1 million in the second quarter of 2000. Results for the quarter reflect sales of $15.7 million from businesses recently acquired. Excluding the positive impact of these acquisitions, sales during the second quarter of 2001 for the remaining Kaydon divisions were down $12.2 million or 14.2 percent from the second quarter of 2000 reflecting the continuing broad based slowdown in industrial manufacturing activity, particularly in North America. Specifically, the Company experienced reduced demand for specialty bearings products, particularly from the semiconductor manufacturing equipment market and off-highway equipment markets, and for the Company’s fluid power products, which are sold primarily to the construction equipment and other heavy equipment markets. Kaydon’s high value-added products and resultant strong contribution margins make the Company’s profit performance very volume sensitive. The reduction in sales by many of our business units contributed significantly to declines in gross profit and operating income.

Gross profit during the second quarter of 2001 was $25.8 million or 28.8 percent of sales, compared with $32.2 million or 37.4 percent of sales in the second quarter of 2000. The gross profit percentage achieved in the second quarter of 2001 was negatively impacted by reduced sales, unfavorable product mix and reduced absorption.

Operating expenses during the second quarter of 2001 were $15.2 million or 16.9 percent of sales. Operating expenses during the second quarter of 2000, including a $12.6 million unusual litigation-related charge, were $24.7 million or 28.6 percent of sales. Excluding the $12.6 million unusual litigation-related charge recorded in the second quarter of 2000 and adjusting second quarter 2001 operating expenses for recent acquisitions, operating expenses in the second quarter of 2001 were down approximately $0.9 million compared with the second quarter 2000.

Operating income during the second quarter of 2001 was $10.6 million or 11.8 percent of sales. Operating income during the second quarter of 2000, including the unusual litigation-related charge of $12.6 million, was $7.5 million or 8.7 percent of sales.

Net interest expense of $0.3 million during the second quarter of 2001 compares to net interest income of $1.4 million during the second quarter of 2000. The fluctuation in net interest from last year’s comparable period is due to higher interest expense on bank borrowings related to recent acquisitions.

The effective tax rate during the 2001 and 2000 second quarter was 37.0 percent.

Second quarter 2001 net income was $6.5 million or 7.2 percent of sales. Earnings per share on a diluted basis equaled $.22. Second quarter 2000 net income, including the after tax effect of the unusual litigation-related charge of $8.0 million, was $5.6 million or 6.5 percent of sales. Earnings per share on a diluted basis, including the after tax effect of the litigation charge of $.26, equaled $.19.

On April 10, 2001, the Company reached a settlement of claims with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. As part of the settlement, the Company entered a plea to two counts of improper certification of the raceway surface finish of three bearings shipped in 1995 and 1996. The bearings that were the subject of the plea have not been involved in any accident. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings.

Sales for the first half of 2001 were $181.0 million, an increase of 5.8 percent over last year’s first half sales of $171.0 million. Results for the first half reflect sales of $26.9 million from businesses recently acquired. Excluding the positive impact of these acquisitions, sales during the first half of 2001 for the remaining Kaydon divisions were down $16.9 million or 9.9 percent from the first half of 2000 reflecting the broad based slowdown in industrial manufacturing activity. As a result of the lower sales volume and mix of products sold, higher energy costs, and lower absorption, gross profit for the first half of 2001 decreased to $55.4 million or 30.6 percent of sales as compared to $64.3 million or 37.6 percent of sales during the first half of 2000. Operating income during the first half of 2001 was $26.5 million or 14.7 percent of sales. Operating income for the first half of 2000, including the unusual litigation-related charge in the second quarter, was $27.1 million or 15.8 percent of sales.

Net income for the first half of 2001 was $16.9 million or 9.3 percent of sales, while earnings per share on a diluted basis equaled $.56. Net income for the first half of 2000, including the unusual litigation-related charge, was $18.9 million or 11.1 percent of sales, while earnings per share on a diluted basis equaled $.62.

Liquidity and Capital Resources

Working capital was $204.5 million at June 30, 2001 reflecting a current ratio of 5.3 to 1 compared to $181.2 million and a current ratio of 4.0 to 1 at year-end 2000. Cash flow from operations, including the previously disclosed $7.5 million settlement payment to the U.S. government was $18.2 million during the first half of 2001, compared to $36.5 million for the same period in 2000.

Depreciation and amortization for the first half of 2001 totaled $10.7 million compared to $9.0 million in the first half of 2000. Increases are primarily due to recent acquisitions completed in late 2000 and during the first quarter of 2001.

Cash and cash equivalents equaled $118.7 million at June 30, 2001, up $3.7 million over the balance at year-end 2000 of $115.0 million. This increase reflects strong operating cash flow offset by capital expenditures of $7.4 million, dividend payments of $7.3 million, and the previously mentioned $7.5 million payment to the U.S. government.

Management expects that the Company’s planned capital requirements for the remainder of 2001, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operating cash flow and existing cash balances.

Outlook

The Company’s backlog at June 30, 2001 was $111.2 million compared to $117.9 million at the end of 2000. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, management believes that the Company, along with most industrial companies, will continue to be negatively affected by the broad-based slowdown of economic activity in the United States. Management expects orders will be relatively flat for the third quarter of 2001, with an increase not expected until late in 2001 or early 2002. Expected operating cash flows coupled with the Company’s current cash reserves and the Company’s $300.0 million credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” was recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company’s Financial Statements was $142.4 million at June 30, 2001 and 103.2 million at December 31, 2000. Goodwill amortization expense was $1.2 million during the second quarter of 2001 and $0.7 million during the second quarter of 2000. Goodwill amortization expense was $2.3 million during the first half of 2001 and $1.3 million during the first half of 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

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

None.

B. Reports on Form 8-K

On April 10, 2001, the Company filed a Form 8-K under Item 5 reporting the settlement of claims by the U.S. government in connection with product inspection procedures at a Company manufacturing facility. The Form 8-K also reported that first quarter 2001 earnings would be 12-15 percent below the consensus estimate due to a broad-based slowdown in industrial manufacturing activity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

August 10, 2001	/s/ Brian P. Campbell

Brian P. Campbell

Chairman, President, Chief Executive

Officer and Chief Financial Officer

(Principal Executive Officer and

Principal Financial Officer)

August 10, 2001	/s/ Kenneth W. Crawford

Kenneth W. Crawford

Vice President and Corporate Controller

(Principal Accounting Officer)