Form 10-K405/A
period 2000-12-31
KAYDON CORP
filed 2001-11-13
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________

FORM 10-K/A
Amendment No. 2

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

Yes   No ___

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

SIGNATURES
Composite Restated Certificate
Notice Letter

     Item 14 of the Registrant’s Form 10-K for the year ended December 31, 2000 is hereby amended as follows.

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
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

2. Financial Statement Schedules

     The following Financial Statement Schedule of the Company is filed with this report:

         II.     Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

3. Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement dated as of August 11, 2000, between the Registrant and Tridan International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).

2.2	Asset Purchase Agreement dated as of August 11, 2000 among the Registrant and Canfield Technologies, Inc. and Environmental Alloys, Inc. (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of August 11, 2000, among the Registrant and Daniel V. Grossman, Charles F. Holmes, and Jeffery A. Kunkel (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).

2.4	Real Estate Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and Tridan, LLC. (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).

2.5	Stock Purchase Agreement, dated as of March 1, 2001, by and among the Registrant, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2001 and incorporated herein by reference).

3.1	Composite Restated Certificate of Incorporation of the Registrant, incorporating all amendments to date (filed herewith).

3.2	By-Laws of the Registrant, as amended and restated on February 21, 2000 (previously filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.1	Form of Stock Certificate for Kaydon Common Stock (previously filed as Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (No. 2-89399) and incorporated herein by reference).

4.2	Rights Agreement, dated as of May 4, 2000, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference).

4.3	Notice Letter, dated June 23, 2000, from the Registrant to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Registrant’s Rights Agreement dated as of May 4, 2000 (filed herewith).

10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan as amended and restated December 14, 1994 effective January 1, 1989 (previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.2	Electro-Tec Corporation Employee Retirement Benefit Plan as amended and restated December 14, 1994 effective July 1, 1989 (previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.3	Kaydon Corporation 1993 Stock Option Plan (previously filed as Exhibit A to the Registrant’s Proxy Statement dated March 10, 1993 and incorporated herein by reference).

10.4	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan (previously filed as Exhibit B to the Registrant’s Proxy Statement dated March 10, 1993 and incorporated herein by reference).

10.5	Kaydon Corporation Supplemental Executive Retirement Plan (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.6	Change in Control Compensation Agreements Versions A & B (previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.7	Fluid Power Companies Pension and Retirement Savings Plan (previously filed as Exhibit 4.3 the Registrant’s Registration Statement on Form S-8 (No. 333-15903), as amended by filing with the SEC pursuant to Rule 424(c) of the Securities Act of 1933 on November 12, 1996 and incorporated herein by reference).

10.8	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit A to the Registrant’s Proxy Statement dated March 18, 1999 and incorporated herein by reference).

10.9	Credit Agreement dated as of June 17, 1999 among the Registrant, certain domestic subsidiaries, and various lenders including Bank One, Michigan as Administrative Agent (previously filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

21	Subsidiaries of Registrants (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

23	Consent of Independent Public Accountants (previously filed as Exhibit 23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

       (b)         Reports on Form 8-K

On October 20, 2000, the Company filed a Form 8-K under Item 5 reporting third quarter 2000 earnings and announcing a charge recorded in the third quarter of 2000 for actual and estimated settlement costs associated with previously disclosed litigation matters.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date:	November 13, 2001	By: /s/ Brian P. Campbell Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT LIST

Exhibit	Description

3.1	Composite Restated Certificate of Incorporation of the Registrant, incorporating all amendments to date.

4.3	Notice Letter, dated June 23, 2000, from the Registrant to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Registrant’s Rights Agreement dated as of May 4, 2000.

5