Form 10-Q
period 2001-09-29
KAYDON CORP
filed 2001-11-13
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended September 29, 2001	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Common Stock Outstanding at November 1, 2001 – 29,924,226 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED September 29, 2001

INDEX

Page No.

Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - September 29, 2001 and December 31, 2000	1

Consolidated Condensed Statements of Income - Quarter and First Three Quarters Ended September 29, 2001 and September 30, 2000	2

Consolidated Condensed Statements of Cash Flows - First Three Quarters Ended September 29, 2001 and September 30, 2000	3

Notes to Consolidated Condensed Financial Statements	4 - 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16 - 17

Part II — Other Information:

Item 1. – Legal Proceedings	18

Item 6. — Exhibits and Reports on Form 8-K	18

Signatures	19

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	Sept. 29, 2001	Dec. 31, 2000

	(Unaudited)
Assets:
Cash and cash equivalents	$120,301,000	$114,965,000
Accounts receivable, net	49,478,000	56,986,000
Inventories, net	61,591,000	60,110,000
Other current assets	22,037,000	9,124,000

Total current assets	253,407,000	241,185,000
Plant and equipment, net	93,868,000	105,304,000
Cost in excess of net tangible assets of purchased businesses, net	122,874,000	103,248,000
Other assets	36,315,000	25,815,000

Total assets	$506,464,000	$475,552,000

Liabilities and Shareholders’ Equity:
Accounts payable	$12,060,000	$12,257,000
Accrued expenses	32,339,000	47,742,000

Total current liabilities	44,399,000	59,999,000
Long-term debt	112,211,000	47,518,000
Long-term liabilities	46,322,000	45,600,000
Shareholders’ equity:
Common Stock	3,685,000	3,680,000
Paid-in capital	43,364,000	42,971,000
Retained Earnings	408,208,000	426,657,000
Less — treasury stock, at cost	(135,039,000)	(134,618,000)
Less — restricted stock awards	(10,199,000)	(10,357,000)
Accumulated other comprehensive loss	(6,487,000)	(5,898,000)

	303,532,000	322,435,000

Total liabilities and shareholders’ equity	$506,464,000	$475,552,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended

	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000

Net sales	$78,648,000	$81,292,000	$259,602,000	$252,280,000
Cost of sales	57,638,000	51,579,000	183,230,000	158,282,000

Gross profit	21,010,000	29,713,000	76,372,000	93,998,000
Selling, general and administrative expenses	17,476,000	10,672,000	46,290,000	35,239,000
Special charge to write-down assets of certain businesses	38,111,000	—	38,111,000	—
Unusual litigation-related charges	—	9,100,000	—	21,737,000

Operating income (loss)	(34,577,000)	9,941,000	(8,029,000)	37,022,000
Interest income (expense), net	(399,000)	1,310,000	(142,000)	4,232,000

Income (loss) before income taxes	(34,976,000)	11,251,000	(8,171,000)	41,254,000
Income taxes (credit)	(10,590,000)	4,164,000	(672,000)	15,266,000

Net income (loss)	$(24,386,000)	$7,087,000	$(7,499,000)	$25,988,000

Weighted Average Common Shares:
Basic	29,942,000	30,011,000	29,948,000	30,194,000
Diluted	29,942,000	30,035,000	29,948,000	30,238,000
Earnings (Loss) Per Share:
Basic	$(.81)	$.24	$(.25)	$.86
Diluted	$(.81)	$.24	$(.25)	$.86

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended

	Sept. 29, 2001	Sept. 30, 2000

Cash flows from operating activities	$32,334,000	$46,666,000

Cash flows used in investing activities:
Capital expenditures, net	(9,621,000)	(9,838,000)
Acquisition of businesses	(70,584,000)	(47,130,000)

Cash used in investing activities	(80,205,000)	(56,968,000)

Cash flows from (used in) financing activities:
Dividends paid	(10,943,000)	(10,147,000)
Long-Term Debt:
Issuance	70,750,000	47,400,000
Retirement	(6,053,000)	(64,000)
Proceeds from issuance of common stock	1,107,000	1,646,000
Purchase of treasury stock	(1,655,000)	(17,736,000)

Cash from financing activities	53,206,000	21,099,000

Effect of exchange rate changes on cash and cash equivalents	1,000	(508,000)

Net increase in cash and cash equivalents	5,336,000	10,289,000
Cash and cash equivalents — Beginning of period	114,965,000	89,749,000

Cash and cash equivalents — End of period	$120,301,000	$100,038,000

Cash expended for income taxes	$14,505,000	$20,758,000

Cash expended for interest	$3,618,000	$280,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company’s Financial Statements was $122.9 million at September 29, 2001 and $103.2 million at December 31, 2000. Goodwill amortization expense was $1.3 million during the third quarter of 2001 and $.8 million during the third quarter of 2000. Goodwill amortization expense was $3.6 million during the first three quarters of 2001 and $2.1 million during the first three quarters of 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill, but at this time can not estimate the impact, if any, on the consolidated financial statements.

Also, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was recently approved by the Financial Accounting Standard Board. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective January 1, 2003. The Company is currently assessing the effect of the new standard, but at this time can not estimate the impact, if any, on the consolidated financial statements.

In addition, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was recently approved by the Financial Accounting Standard Board. This standard replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB No. 30, “Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This standard is effective January 1, 2002 and will not change the accounting used for previous asset impairments or disposals.

(2)	Inventories are summarized as follows:

	September 29, 2001	December 31, 2000

Raw Material	$19,841,000	$23,076,000
Work in Process	12,985,000	15,286,000
Finished Goods	28,765,000	21,748,000

	$61,591,000	$60,110,000

Inventory balances as of September 29, 2001 include $3.0 million of Raw Material, $0.2 million of Work in Process, and $3.8 million of Finished Goods related to Ace Controls, Inc. acquired on March 1, 2001.

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income (loss), minimum pension liability adjustments and foreign currency translation adjustments. Components of other comprehensive income (loss), net of tax, were approximately $1.6 million and $(1.1) million, resulting in comprehensive income (loss) of $(22.8) million and $6.0 million for the quarters ended September 29, 2001 and September 30, 2000. For the first three quarters, other comprehensive income (loss), net of tax, was approximately $(.6) million and $(3.3) million, resulting in year to date comprehensive income (loss) of $(8.1) million and $22.7 million for the first three quarters ended September 29, 2001 and September 30, 2000.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Quarter Ended

	September 29, 2001	September 30, 2000

Numerators:
Numerators for both basic and diluted earnings (loss) per share, net income (loss)	$(24,386,000)	$7,087,000

Denominators:
Denominators for basic earnings (loss) per share, weighted average common shares outstanding	29,942,000	30,011,000
Potential dilutive shares resulting from stock options and restricted stock awards	—	24,000

Denominators for dilutive earnings (loss) per share	29,942,000	30,035,000

Earnings (loss) per share:
Basic	$(.81)	$.24

Diluted	$(.81)	$.24

	First Three Quarters Ended

	September 29, 2001	September 30, 2000

Numerators:
Numerators for both basic and diluted earnings (loss) per share, net income (loss)	$(7,499,000)	$25,988,000

Denominators:
Denominators for basic earnings
(loss) per share, weighted average common shares outstanding	29,948,000	30,194,000
Potential dilutive shares resulting from stock options and restricted stock awards	—	44,000

Denominators for dilutive earnings (loss) per share	29,948,000	30,238,000

Earnings (loss) per share:
Basic	$(.25)	$.86

Diluted	$(.25)	$.86

Options to purchase 564,900 shares of common stock were outstanding during the third quarter of 2001, but were not included in the computation of diluted earnings (loss) per share because the Company recorded an operating loss during the quarter. If the Company had recorded operating income during the quarter, options to purchase 414,200 shares of common stock at prices ranging from $24.25 to $33.3125 per share would not have been included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 392,350 shares of common stock at prices ranging from $24.8125 to $33.3125 per share were outstanding during the third quarter of 2000, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

The corporate component of income (loss) before taxes includes net interest, goodwill amortization, depreciation and unallocated corporate administrative expenses. The goodwill associated with an operating unit is on the balance sheet of the respective operating unit. The amortization expense for acquisitions prior to 1999 is charged to the Corporate office. The amortization expense for acquisitions since 1999 is charged to the respective operating unit.

Segment financial data (in thousands):

	Quarter Ended

	September 29, 2001			September 30, 2000

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$81,595		$81,595	$81,609		$81,609
Elimination of intercompany sales	(2,947)		(2,947)	(317)		(317)

Total net sales	$78,648		$78,648	$81,292		$81,292

Segment earnings (loss) before interest and tax	$(34,141)		$(34,141)	$19,213		$19,213
Unallocated amounts	—	$(835)	(835)	—	$(7,962)	$(7,962)

Income (loss) before income taxes	$(34,141)	$(835)	$(34,976)	$19,213	$(7,962)	$11,251

	First Three Quarters Ended

	September 29, 2001			September 30, 2000

	Custom-			Custom-
	Engineered		Consolidated	Engineered		Consolidated
	Products	Corporate	Totals	Products	Corporate	Totals

Sales	$267,167		$267,167	$253,458		$253,458
Elimination of intercompany sales	(7,565)		(7,565)	(1,178)		(1,178)

Total net sales	$259,602		$259,602	$252,280		$252,280

Segment earnings (loss) before interest and tax	$(7,161)		$(7,161)	$59,654		$59,654
Unallocated amounts	—	$(1,010)	(1,010)	—	$(18,400)	$(18,400)

Income (loss) before income taxes	$(7,161)	$(1,010)	$(8,171)	$59,654	$(18,400)	$41,254

There has been no change in the basis or measurement of segmentation since the last annual report. Companies newly acquired during 2001 are reported as part of the Custom-Engineered Products segment.

(6)	At September 29, 2001, borrowings under the Company’s revolving credit facility totaled $112.2 million. The credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 4.81 percent during the third quarter of 2001 based on the London Interbank Offered Rate (LIBOR). The credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the credit facility at September 29, 2001. After consideration of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $185.7 million at September 29, 2001.

(7)	On March 1, 2001, the Company purchased for $70.8 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as ACE) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the financial statements since the effective acquisition date. Goodwill and intangible assets acquired of $53.6 million is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2000, net sales, net income, basic earnings per share and diluted earnings per share for the third quarter of 2000 would have been $92.3 million, $7.5 million, $.25 and $.25. Net sales, net loss, basic loss per share and diluted loss per share for the first three quarters of 2001 would have been $265.8 million, $(7.4) million, $(.24) and $(.24), and net sales, net income, basic earnings per share and diluted earnings per share for the first three quarters of 2000 would have been $285.4 million, $27.3 million, $.90 and $.90.

(8)	During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax, $26.4 million after tax, or $.88 per share on a diluted basis to write-down the value of assets of our Fluid Power Products Group. The write-down was necessary as a result of recent operating and cash flow losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which likely will lead to continuing losses, structural changes in competitive dynamics, and adverse customer trends. The majority of the special charge, $34.6 million, resulted from the write-down of intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” The estimated fair value of intangible and fixed assets was determined by the Company’s management based on current and projected operating performance, tangible asset values and other relevant factors. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets, reflecting recent adverse credit trends of certain customers, changes in product manufacturing and customer service strategies, product pricing challenges caused by new competitive pressures, and other factors. Further, at its October 10, 2001 meeting, the Company’s Board of Directors approved management’s plan to review and execute strategic alternatives for these businesses, including possible disposition. In a disposition scenario, future charges to operations related to exit costs, including severance, could be as much as an additional $3 million, which would be recorded in future periods as a component of income from continuing operations.

(9)	As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The current status of the Transactions Lawsuit is that fact depositions and fact discovery have been substantially completed, with expert discovery to follow. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. The total accrual in the consolidated financial statements related to the Transactions Lawsuit is $4.1 million at September 29, 2001. Such amount represents the Company’s most current and best estimate to litigate this legal matter.

As previously reported, in June 1996, the U.S. government commenced a grand jury investigation relating to a May 9, 1996 accident involving a Sikorsky Aircraft Corporation CH-53E helicopter, and in July 1998, Sikorsky commenced a lawsuit against the Company claiming damages which they were alleged to have incurred following the accident (collectively, the “Sikorsky Matter”).

During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s best estimates to litigate the Transactions Lawsuit and the Sikorsky Matter discussed above.

Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation and recorded an additional $9.1 million provision to reflect both the amount of the settlement with Sikorsky and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon will enter into a three- year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, insures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the third quarter of 2001, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $78.6 million, down 3.3 percent from $81.3 million in the third quarter of 2000. Excluding results from businesses acquired during the third quarter last year and the first quarter this year, sales during the third quarter of 2001 for the remaining Kaydon divisions were down $16.8 million or 21.4 percent from the third quarter of 2000. These sales results continue to reflect the broad-based slowdown in industrial manufacturing activity in this country and abroad. Sales to virtually all of the Company’s key markets display continuing weakness. Specifically, the Company experienced reduced demand for specialty bearings products, particularly from the semiconductor manufacturing equipment market and off-highway equipment markets, and for the Company’s fluid power products, which are sold primarily to the construction equipment and other heavy equipment markets. Also, the third quarter 2001 results reflect reduced demand for our Cooper Bearing product line offerings, Filtration group product offerings, and our specialty ball products, especially to the export market. Kaydon’s high value-added products and resultant strong contribution margins make the Company’s profit performance very volume sensitive. The reduction in sales by many of our business units contributed significantly to declines in gross profit and operating income.

Gross profit during the third quarter of 2001 was $21.0 million or 26.7 percent of sales, compared with $29.7 million or 36.6 percent of sales in the third quarter of 2000. The gross profit percentage achieved in the third quarter of 2001 was negatively impacted by reduced sales volumes and unfavorable product mix especially at our Fluid Power Products Group.

Selling, general and administrative expenses during the third quarter of 2001, were $17.5 million or 22.2 percent of sales as compared to $10.7 million or 13.1 percent of sales during the third quarter of 2000. Operating expenses during the third quarter of 2001 increased primarily due to recently acquired companies and additional expenses incurred by our Fluid Power Products Group.

During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax, $26.4 million after tax, or $.88 per share on a diluted basis to write-down the value of assets of our Fluid Power Products Group. The write-down was necessary as a result of recent operating and cash flow losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which likely will lead to continuing losses, structural changes in competitive dynamics, and adverse customer trends. The majority of the special charge, $34.6 million, resulted from the write-down of intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” The estimated fair value of intangible and fixed assets was determined by the Company’s management based on current and projected operating performance, tangible asset values and other relevant factors. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets, reflecting recent adverse credit trends of certain customers, changes in product manufacturing and customer service strategies, product pricing challenges caused by new competitive pressures, and other factors. Further, at its October 10, 2001 meeting, the Company’s Board of Directors approved management’s plan to review and execute strategic alternatives for these businesses, including possible disposition. In a disposition scenario, future charges to operations related to exit costs, including severance, could be as much as an additional $3 million, which would be recorded in future periods as a component of income from continuing operations.

During the third quarter of 2000, Kaydon recorded a $9.1 million unusual litigation-related provision to reflect both the amount of a settlement with Sikorsky Aircraft Corporation and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters.

Operating loss during the third quarter of 2001, including the $38.1 million write-down of assets of certain businesses was $34.6 million. Operating income during the third quarter of 2000, including the unusual litigation-related charge of $9.1 million, was $9.9 million or 12.2 percent of sales.

Net interest expense of $0.4 million during the third quarter of 2001 compares to net interest income of $1.3 million during the third quarter of 2000. The fluctuation in net interest from last year’s comparable period is due to higher interest expense on bank borrowings related to recent acquisitions.

The effective rate of the tax credit generated during the third quarter of 2001 was 30.3 percent. This rate differs from the Company’s recent effective tax rate of 37.0 percent because a portion of the special $38.1 million charge will not be deductible for tax purposes.

Third quarter 2001 net loss, including the after tax effect, $26.4 million, of the write-down of assets of certain businesses, was $24.4 million. Loss per share on a diluted basis, including the after tax effect, $.88, of the write-down of assets, equaled $.81. Third quarter 2000 net income, including the after tax effect, $5.7 million, of the unusual litigation-related charge, was $7.1 million. Earnings per share on a diluted basis, including the after tax effect, $.19, of the litigation-related charge, equaled $.24.

Sales for the first three quarters of 2001 were $259.6 million, an increase of 2.9 percent over sales in the comparable period last year of $252.3 million. Excluding results from businesses acquired during the third quarter last year and the first quarter this year, sales during the first three quarters of 2001 for the remaining Kaydon divisions were down $33.8 million or 13.5 percent from the comparable period in 2000. As a result of the lower sales volume and mix of products sold, higher energy costs, and lower absorption, gross profit for the first three quarters of 2001 decreased to $76.4 million or 29.4 percent of sales as compared to $94.0 million or 37.3 percent of sales during the first three quarters of 2000. Operating loss during the first three quarters of 2001, including the $38.1 million write-down of assets of certain businesses recorded in the third quarter, was $8.0 million. Operating income for the first three quarters of 2000, including unusual litigation-related charges recorded in the second and third quarters of $21.7, million was $37.0 million.

Net loss for the first three quarters of 2001, including the after tax effect, $26.4 million, of the write-down of assets of certain businesses, was $7.5 million. Loss per share on a diluted basis, including the after tax effect, $.88, of the write-down of assets, equaled $.25. Net income for the first three quarters of 2000, including the after tax effect, $13.7 million, of the unusual litigation-related charges, was $26.0 million. Earnings per share on a diluted basis, including the after tax effect, $.45, of the unusual litigation-related charges, equaled $.86.

Liquidity and Capital Resources

Working capital was $209.0 million at September 29, 2001 reflecting a current ratio of 5.7 to 1 compared to $181.2 million and a current ratio of 4.0 to 1 at year-end 2000. Cash flow from operations was $32.3 million during the first three quarters of 2001, compared to $46.7 million for the same period in 2000.

Depreciation and amortization for the first three quarters of 2001 totaled $16.1 million compared to $13.1 million in the first three quarters of 2000. Increases are primarily due to recent acquisitions completed in late 2000 and during the first quarter of 2001.

Cash and cash equivalents equaled $120.3 million at September 29, 2001, up $5.3 million over the balance at year-end 2000 of $115.0 million. This increase reflects strong operating cash flow offset by capital expenditures of $9.6 million, dividend payments of $10.9 million, a previously disclosed $7.5 million payment to the U.S. government, and debt reduction payments of $6.1 million.

Management expects that the Company’s planned capital requirements for the remainder of 2001, which consists of capital expenditures, dividend payments and its stock repurchase program will be financed by operating cash flow and existing cash balances.

Outlook

The Company’s backlog at September 29, 2001 was $108.1 million compared to $117.9 million at the end of 2000. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, management believes that the Company, along with most industrial companies, will continue to be negatively affected by the broad-based slowdown of economic activity in the United States. Management expects orders will be relatively flat for the fourth quarter of 2001, with an increase not expected until late in 2002. Expected operating cash flows coupled with the Company’s current cash reserves and the funds available under existing financing arrangements will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” were recently approved by the Financial Accounting Standards Board. These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

Total goodwill included in the Company’s Financial Statements was $122.9 million at September 29, 2001 and 103.2 million at December 31, 2000. Goodwill amortization expense was $1.3 million during the third quarter of 2001 and $0.8 million during the third quarter of 2000. Goodwill amortization expense was $3.6 million during the first three quarters of 2001 and $2.1 million during the first three quarters of 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill, but at this time can not estimate the impact, if any, on the consolidated financial statements.

Also, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was recently approved by the Financial Accounting Standard Board. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective January 1, 2003. The Company is currently assessing the effect of the new standard, but at this time can not estimate the impact, if any, on the consolidated financial statements.

In addition, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was recently approved by the Financial Accounting Standard Board. This standard replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB No. 30, “Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This standard is effective January 1, 2002 and will not change the accounting used for previous asset impairments or disposals.

Certain information in this Form 10-Q is forward-looking within the meaning of the federal securities laws. While the Company believes any forward-looking statements made are reasonable, actual results could differ materially since the statements are based on our current expectations and are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, future financial performance, market acceptance of new or enhanced versions of the Company’s products, the pricing of raw materials, changes in the competitive environments in which the Company’s businesses operate, the outcome of pending and future litigation and governmental proceedings, the estimated fair value of the Company’s assets and possible disposition of certain businesses. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law. Readers are cautioned to consider these factors when relying on such forward-looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 52 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the first three quarters ended September 29, 2001) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 46 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the first three quarters ended September 29, 2001) would have an immaterial impact on the Company’s pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. As of September 29, 2001, the Company had not established a foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. See the discussion in Note 9 to the Notes to Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibit No. Description

None.

B.	Reports on Form 8-K

On July 10, 2001, the Company filed a Form 8-K under Item 5 reporting that second quarter 2001 earnings would be 40-45 percent below the consensus estimate due to a continuing broad-based slowdown in industrial manufacturing activity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 13, 2001	/s/ Brian P. Campbell Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

November 13, 2001	/s/ Kenneth W. Crawford Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)