Form 10-K405
period 2001-12-31
KAYDON CORP
filed 2002-03-15
CIK 740694

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 East Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]       [ ] No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 5, 2002 (based on the closing sales price of $26.18 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $518,427,120.

          Number of shares outstanding of the Registrant’s Common Stock at March 5, 2002:

30,424,964 shares of Common Stock, par value $0.10 per share.

          Portions of the Registrant’s definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

      This form 10-K contains forward-looking statements within the meaning of the federal securities laws. While the Company believes any forward-looking statements made are reasonable, actual results could differ materially since the statements are based on our current expectations, estimates, forecasts and projections about the markets in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “going forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

PART I

Item 1. BUSINESS

General Development of Business

      Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, critical performance products for a broad customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its formation, Kaydon was principally involved in the design and manufacture of bearing systems and components as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearing systems and components and filters and filter housings, but also custom rings, shaft seals, specialty retaining rings, specialty balls, slip-rings, video and data multiplexers, fiber optic rotary joints, fuel cleansing systems, industrial presses, metal alloys and linear deceleration products. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, construction, electronic, marine and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

Recent Developments

      On December 31, 2001, the Company sold the net assets of its Fluid Power Products Group (the “Group”), a manufacturer of hydraulic fluid power products. The Group was acquired via acquisitions of five companies during the 1995 to 1997 timeframe. The sale was necessary as a result of the Group’s recent operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which would have lead to continuing losses, excess industry capacity, structural changes in competitive dynamics, adverse customer trends, and a competitive disadvantage in the absence of an integrated hydraulic systems capability. The Group was sold to a private ownership group that already participates in the hydraulic fluid power products market.

      On March 1, 2001, the Company purchased, for $70.6 million, all of the outstanding stock of ACE Controls, Inc., and an affiliated company, a privately held leading manufacturer of linear deceleration products serving various industrial markets. ACE Controls, Inc. has locations in Michigan, Germany, the United Kingdom and Japan.

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

      On November 30, 1999, the Company purchased the stock of Filterdyne Filtration Systems, Inc. for $5.0 million. Filterdyne Filtrations Systems, Inc. is a manufacturer of custom designed filtration and vacuum distillation systems. Filterdyne’s product lines have strengthened and complemented the offerings of Kaydon’s growing family of products manufactured by its Filtration Products Group.

Industry Segments

      The Company operates through individual operating units which manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers or integrators. For financial reporting purposes, the Company aggregates its operating results into four reportable segments.

      The Company’s reportable segments are engaged in the manufacture and sale of the following:

      Specialty Metal Formed Products— complex metal products used in medical, aerospace, defense, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls, linear deceleration products and metal retaining devices.

      Ring, Seal and Filtration Products— complex and standard ring, seal and filtration products used in demanding industrial, aerospace, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints, filter elements and filtration systems.

      Fluid Power Products— standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001.

      Other Metal Products— metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

      Net sales related to the Company’s four reportable segments during 2001, 2000 and 1999 are set forth in the following table:

Net Sales by Reportable Segment

	2001	2000	1999

	(In thousands)
Specialty Metal Formed Products
External customers	$167,553	$181,770	$169,322
Intersegment	544	339	387

	168,097	182,109	169,709
Ring, Seal and Filtration Products
External customers	89,878	87,827	83,932
Intersegment	(544)	(339)	(387)

	89,334	87,488	83,545
Fluid Power Products	49,405	60,487	72,442
Other Metal Products	28,172	9,162	—

Total segment net sales	335,008	339,246	325,696
Net sales of discontinued operations	(49,405)	(60,487)	(72,442)

Total consolidated net sales	$285,603	$278,759	$253,254

      See Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.

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

      Kaydon’s sells its products through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between factory engineering staffs. Also, a global network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of customers. During 2001, 2000 and 1999, sales to no single customer exceeded 10 percent of total sales.

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

Backlog

      The Company sells certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Orders for such products are not entered into backlog until explicit shipping releases are received. Kaydon’s backlog from continuing operations was $91.6 million at December 31, 2001 and $99.9 million at December 31, 2000. The Company would expect to ship 90 percent of the year-end backlog over the following twelve months. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

Employees

      The Company employed approximately 1,850 people as of December 31, 2001. Satisfactory relationships have generally prevailed between the Company and its employees.

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

      See Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s operations by geographic area.

Item 2. PROPERTIES

      The following list sets forth the location of the Company’s principal manufacturing facilities:

Georgia	LaGrange
Illinois	Danville
Indiana	Crawfordsville
Maryland	Baltimore
Michigan	Dexter, Farmington Hills, Muskegon
Missouri	St. Louis
New Jersey	Sayreville
North Carolina	Mocksville
South Carolina	Sumter
Tennessee	Greeneville
Virginia	Blacksburg
Canada	Nova Scotia
England	King’s Lynn, Reading
Mexico	Monterrey

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

Item 3. LEGAL PROCEEDINGS

      As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions have been substantially completed, and the court has ordered that all discovery be completed by April 19, 2002. Given the current status, management believes this litigation is not expected to reach the trial stage until late 2002 at the earliest. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this legal matter.

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

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation and recorded an additional $9.1 million provision to reflect both the amount of the settlement with Sikorsky and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, insures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

      As previously reported, in October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. In July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of the lawsuit, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of any litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

	Market Price	Market Price	Dividends
2001 by Quarter	High	Low	Declared

Fourth	$23.66	$18.90	$0.12
Third	25.91	20.19	0.12
Second	27.65	23.67	0.12
First	28.05	23.88	0.12

	Market Price	Market Price	Dividends
2000 by Quarter	High	Low	Declared

Fourth	$25.94	$20.50	$0.12
Third	25.56	19.94	0.11
Second	26.44	21.00	0.11
First	29.13	21.94	0.11

      The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

      As of December 31, 2001, there were 1,151 holders of record of the Company’s Common Stock.

Item 6. SELECTED FINANCIAL DATA

	2001		2000		1999	1998	1997

	(In thousands, except per share data)
Income Statement
Net Sales	$285,603		$278,759		$253,254	$281,564	$262,439
Gross Profit	99,845		118,907		110,398	127,066	119,773
Operating Income From Continuing Operations	45,497		58,431	(3)	81,878	95,211	85,442
Interest Income (Expense), net	(292)		5,095		4,915	4,479	3,831
Provision for Income Taxes	16,725		23,287		32,546	37,883	33,924
Net Income From Continuing Operations	28,480		40,239	(4)	54,247	61,807	55,349
Operating Income (Loss) From Discontinued Operations	(47,746	)(1)	(1,408)		7,252	15,124	10,188
Provision for Income Taxes (Credit) Related to Discontinued Operations	(15,266)		(516)		2,720	5,747	3,871
Net Income (Loss) From Discontinued Operations	(32,480	)(2)	(892)		4,532	9,377	6,317
Net Income (Loss)	$(4,000	)(2)	$39,347	(4)	$58,779	$71,184	$61,666
Balance Sheet
Total Assets— Continuing Operations	$497,798		$407,511		$333,547	$331,043	$307,549
Total Assets— Discontinued Operations	—		68,041		73,202	82,765	76,436
Cash and Securities	152,570		114,965		89,749	96,203	96,802
Working Capital	230,129		181,186		157,370	158,600	143,763
Property, Plant & Equipment, net	84,273		79,272		71,845	70,730	56,991
Capital Employed:
Total Debt	112,248		47,575		255	—	—
Shareholders’ Equity	303,804		322,435		316,950	311,656	283,596

Capital Employed	$416,052		$370,010		$317,205	$311,656	$283,596
Cash Flow Data
Net Cash Provided by Operating Activities	$51,236		$65,985		$58,356	$58,715	$61,363
Capital Expenditures, net	9,562		8,793		9,822	22,365	9,684
Free Cash	41,674		57,192		48,534	36,350	51,679
Acquisition of Businesses	70,584		47,895		13,777	(82)	27,382
Depreciation and Amortization	15,430		11,779		10,722	9,603	9,272
EBITDA	$60,927		$70,210	(3)	$92,600	$104,814	$94,714
Financial Ratios
Profitability from Continuing Operations
Operating Margin	15.9%		21.0	%(3)	32.3%	33.8%	32.6%
Return on Net Sales	10.0%		14.4	%(4)	21.4%	22.0%	21.1%
Return on Average Assets	6.3%		10.9	%(4)	16.3%	19.4%	18.5%
Return on Average Capital Employed	7.2%		11.7	%(4)	17.3%	20.8%	21.1%
Return on Average Shareholders’ Equity	9.1%		12.6	%(4)	17.3%	20.8%	21.5%
Liquidity
Current Ratio	8.3		4.0		3.9	3.2	3.0
Debt to Debt— Equity Ratio	27.0%		12.9%		—	—	—
Per Share Data
Earnings per Share From Continuing Operations— Diluted	$0.95		$1.33	(4)	$1.71	$1.88	$1.67
Earnings (Loss) per Share From Discontinued Operations— Diluted	(1.08	)(2)	(0.03)		0.14	0.29	0.19
Earnings (Loss) per Share— Diluted	(0.13	)(2)	1.30	(4)	1.85	2.17	1.86
Dividends Declared per Share	0.48		0.45		0.41	0.37	0.30
Book Value per Share, Net of Treasury Stock	10.13		10.78		10.33	9.69	8.60
Market Price per Share, Annual High	28.05		29.13		40.19	45.19	34.13
Market Price per Share, Annual Low	18.90		19.94		23.19	23.63	20.94
Year-End Closing Stock Price	22.68		24.88		26.81	40.06	32.63

(1)	Includes a special charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million pre-tax and a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million pre-tax.

(2)	Includes the after tax effect, $26.3 million or $0.88 per share, of the net special charge, $37.9 million, to write-down the value and to sell the assets of the Fluid Power Products Group.

(3)	Includes unusual litigation-related charges of $21.7 million.

(4)	Includes the after tax effect, $13.7 million or $0.46 per share, of the unusual litigation-related charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company’s 2001 operating results continued to reflect the broad-based economic slowdown in manufacturing activity in this country and abroad. Specifically, Kaydon was adversely impacted in most of its key industrial markets including specialty electronic manufacturing equipment, construction equipment, off-highway equipment, and other heavy equipment markets. In addition, the Company experienced weaker demand from its distribution networks as inventory reductions in the manufacturing sector continued. Improved year over year sales performance resulted exclusively from recent acquisitions completed in August 2000 and March 2001.

      In a transaction effective as of December 31, 2001, Kaydon sold the net assets of its Fluid Power Products operating segment. This operating segment had sustained recent operating losses due to weakening demand for hydraulic fluid power products, structural changes in competitive dynamics, and adverse customer trends. The sale of the Fluid Power Products operating segment is another example of management re-profiling the Company for the future as well as continuing to focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company’s competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, cost reduction initiatives, cash flow management and the acquisition of selected companies, which can enhance future growth and profitability.

      The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 2001 Operations Compared to 2000 Operations

      Net sales from continuing operations of $285.6 million in 2001 increased $6.8 million or 2.5 percent compared to 2000’s sales of $278.8 million. Strategic acquisitions completed in August 2000 and March 2001, which both expanded existing product lines and added new product offerings, accounted for an increase of $49.1 million in year over year sales. Excluding the impact of these acquisitions, sales of the remaining Kaydon operations decreased $42.3 million or 15.7 percent, reflecting the continued broad-based slowdown in economic activity throughout the global manufacturing sector. Specifically, the Company experienced an extended downturn for various products sold by its Specialty Metal Formed Products operating segment. Excluding the impact of acquisitions, sales of this operating segment decreased $44.1 million or 24.2 percent as a result of reduced demand for custom-engineered bearings and specialty ball products from the specialty electronic manufacturing equipment market, heavy equipment markets, and the specialty ball markets. Partially offsetting this decline, the Company posted modest sales increases by its Ring, Seal and Filtration Products operating segment of $1.8 million. Stronger demand for certain ring products from aerospace and marine markets accounted for the increase.

Selected Data For The Year 2001 Compared With The Year 2000

	For the Years Ended
	December 31,

	2001	2000

	(In thousands,
	except per share amounts)
Results from continuing operations:
Net sales	$285,603	$278,759
Gross profit	$99,845	$118,907
Gross profit margin	35.0%	42.7%
Operating income	$45,497	$58,431
Operating margin	15.9%	21.0%
Net income	$28,480	$40,239
Earnings per share— diluted	$0.95	$1.33

      The Company’s gross margin percentage from continuing operations equaled 35.0 percent in 2001, as compared to 42.7 percent achieved in 2000. The decrease in gross margin percentage was due to reduced sales levels, primarily to the reduced sales achieved by the Company’s Specialty Metal Formed Product operating segment. Kaydon’s high value-added products and resultant strong contribution margins make the Company’s profit performance very volume sensitive. Absent the effect of recent acquisitions, a gross margin decline of approximately $26.1 million can be directly attributed to the aforementioned $42.3 million decrease in sales volume compared to 2000.

      Selling, general and administrative expenses from continuing operations totaled $54.3 million or 19.0 percent of sales in 2001, compared to $38.7 million or 13.9 percent of sales for 2000, with $12.8 million of the increase in selling, general and administrative expenses relating to recent acquisitions. These acquisitions currently have higher selling, general and administrative expense cost structures than many of the other Kaydon operations, including increases for goodwill amortization. Selling, general, and administrative expenses as a percentage of sales for these recent acquisitions range from approximately 19 to 28 percent. The Company is taking the appropriate actions to manage its business and reduce its costs structure consistent with the trend in current economic conditions, but this is being done in a prudent and rational manner. Attention is focused on prudent investments in advanced manufacturing techniques, human capital, and system upgrades. These programs are intended to grow market share, to position the Company to further capitalize on its targeted end-markets and to increase its operating leverage ratio when a more favorable economic environment is restored.

      Operating income from continuing operations equaled $45.5 million during 2001, compared to $58.4 million in 2000, with operating margins of 15.9 percent and 21.0 percent in 2001 and 2000, respectively. Operating income from continuing operations, excluding the $21.7 million of unusual litigation expenses, equaled $80.2 million during 2000, or an operating margin of 28.8 percent.

      Net interest expense from continuing operations in 2001 was $0.3 million, while net interest income from continuing operations in 2000 was $5.1 million. The increased interest expense was due to higher average bank borrowings during 2001 related to recent acquisitions.

      Net income from continuing operations in 2001 was $28.5 million, down 29.2 percent from the prior year, with return on sales of 10.0 percent. Net income from continuing operations in 2000, excluding the after tax effect, $13.7 million, of the unusual litigation expenses, was $54.0 million, with return on sales of 19.4 percent.

      Diluted earnings per common share from continuing operations decreased to $0.95 in 2001 based on 30.0 million weighted average common shares outstanding, compared to $1.33 in 2000 based on 30.2 million weighted average common shares outstanding. Diluted earnings per common share from continuing operations in 2000, excluding the after tax effect, $0.46 per common share, of the unusual litigation expenses, was $1.79.

      The effective tax rate on continuing operations was 37.0 percent in 2001 and 36.7 percent in 2000.

      During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products operating segment. The write-down was necessary as a result of recent operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which likely would have led to continuing losses, structural changes in competitive dynamics, and adverse customer trends. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The estimated fair value of intangible and fixed assets was determined by the Company’s management based on current and projected operating performance, tangible asset values and other relevant factors. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million. These charges to current assets reflected recent adverse credit trends of certain customers, changes in product manufacturing and customer service strategies, product pricing challenges caused by new competitive pressures, and other factors.

      During the latter part of November 2001, the Company received an unsolicited offer from a private ownership group to purchase the Fluid Power Products operating segment. Negotiations with the private ownership group continued during December, until the sale of the operating segment closed on December 31, 2001. The Company sold the net assets of the Fluid Power Products operating segment for approximately $16.0 million cash, the final approximately $1.0 million of which will be paid to the Company in 2002. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement. Upon meeting the criteria for applying held for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products operating segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products operating segment in the fourth quarter.

      The total (loss) in 2001 from the discontinued Fluid Power Products operating segment, including write-down of assets and gain on disposal discussed above, which is presented separately from continuing operations in the consolidated financial statements, was $(47.7) million. Net (loss), after tax credits, from discontinued operations in 2001 of $(32.5) million resulted in diluted (loss) per common share from discontinued operations of $(1.08). Total operating (loss) in 2000 from the discontinued Fluid Power Products operating segment was $(1.4) million. Net (loss), after tax credits, from discontinued operations in 2000 of $(0.9) million resulted in diluted (loss) per common share from discontinued operations of $(0.03).

      The Company’s total net (loss) for the year, including results of discontinued operations, was $(4.0) million or $(0.13) per common share on a diluted basis, based on 30.0 million weighted average common shares outstanding. Diluted earnings per common share in 2000, on the Company’s total net income of $39.3 million, including discontinued operations, was $1.30 based on 30.2 million weighted average common shares outstanding.

Analysis of 2000 Operations Compared to 1999 Operations

      Net sales from continuing operations of $278.8 million in 2000 increased $25.5 million or 10.1 percent compared to 1999’s sales of $253.3 million. Strategic acquisitions completed in late 1999 and August 2000, which both expanded existing product lines and added new product offerings, accounted for an increase of $17.9 million of the year over year sales increase. Excluding the impact of these acquisitions, sales of the remaining Kaydon operations increased $7.6 million or 3.0 percent. The Company experienced increased sales of products sold by its Specialty Metal Formed Products operating segment. Sales of this operating segment increased $12.4 million or 7.3 percent as a result of increased demand for custom-engineered bearings and specialty ball products from the specialty electronic manufacturing equipment market, and the specialty ball markets. These increases offset declines in demand from the construction equipment, off-highway equipment, and other heavy equipment markets. Also, the Company posted sales declines by its Ring, Seal and Filtration Products operating segment of $4.8 million, excluding acquisitions. Weaker demand for specialty rings by the medical equipment markets and various filtration products, only partially offset by modest gains in the industrial ring and seal markets, accounted for the decrease in sales by this operating segment.

Selected Data For The Year 2000 Compared With The Year 1999

	For the Years Ended
	December 31,

	2000	1999

	(In thousands,
	except per share amounts)
Results from continuing operations:
Net sales	$278,759	$253,254
Gross profit	$118,907	$110,398
Gross profit margin	42.7%	43.6%
Operating income	$58,431	$81,878
Operating margin	21.0%	32.3%
Net income	$40,239	$54,247
Earnings per share—diluted	$1.33	$1.71

      The Company’s gross margin percentage from continuing operations equaled 42.7 percent in 2000, as compared to 43.6 percent achieved in 1999. The modest decline in gross margin percentage was primarily due to acquisitions, which achieved gross margin percentages for 2000 in a range from approximately 18 to 31 percent.

      Selling, general and administrative expenses from continuing operations totaled $38.7 million or 13.9 percent of sales in 2000, compared to $28.5 million or 11.3 percent of sales for 1999, with $3.0 million of the increase in selling, general and administrative expenses relating to acquisitions. In total, these acquisitions had higher selling, general and administrative expense cost structures than many of the other Kaydon operations, including increases for goodwill amortization. Selling, general, and administrative expenses as a percentage of sales for these acquisitions ranged from approximately 14 to 22 percent in 2000. Also, accounting for the increased selling, general and administrative expenses during 2000 was approximately $2.1 million regarding additional sales and marketing related expenses, approximately $1.4 million incurred at our Cooper Roller Bearings subsidiary related to headcount reductions and the discontinuance of their power transmission parts business, and approximately $0.5 million of additional information technology staffing and training costs associated with the implementation of our new enterprise resource planning manufacturing system.

      Also during 2000, the Company recorded $21.7 million of unusual litigation expenses related to the so-called Sikorsky Matter and the so-called Transactions Lawsuit. The Sikorsky Matter related to a May 1996 accident involving a CH-53E helicopter, which Sikorsky Aircraft Corporation was manufacturing for the U.S. Navy. The Sikorsky Matter involved a private civil lawsuit with Sikorsky Aircraft Corporation and a U.S. government grand jury and civil investigation of inspection and product certification procedures at one of Kaydon’s manufacturing facilities. During the third quarter of 2000, the Company reached a settlement agreement with Sikorsky Aircraft Corporation and had been actively engaged in negotiations toward a resolution of the U.S. government investigation. The expenses recorded in 2000 reflected the amount of the settlement with Sikorsky Aircraft Corporation and the estimated amount of a potential settlement with the U.S. government. Kaydon had pursued a global settlement in the Sikorsky Matter even though it believed it had meritorious defenses against claims relating to alleged quality problems or deficiencies in its products.

Company management believed that resolving this protracted and costly litigation was in the best interest of Kaydon. Absent any movement toward a resolution of these matters, Kaydon would have been faced with a multi-year litigation process. The Transactions Lawsuit has been ongoing since 1993 and stems from the 1984 spin-off of Kaydon Corporation from its former parent, Bairnco Corporation. In 1983 Bairnco acquired the Kaydon assets from Keene Corporation. The expenses recorded in 2000 reflected a change in the estimates resulting from current spending levels and substantial new information regarding forecasted spending levels to complete the deposition and discovery stages and try the case. The Company intends to vigorously pursue a strong defense of this legal matter. The Company now estimates that the Transactions Lawsuit will continue in the deposition and discovery stage through April 19, 2002 and is not expected to reach the trial stage until late 2002 at the earliest. These legal actions as well as others are further discussed in the Notes to Consolidated Financial Statements (Note 11).

      After the unusual litigation expenses, operating income from continuing operations equaled $58.4 million during 2000, compared to $81.9 million in 1999, with operating margins of 21.0 percent and 32.3 percent in 2000 and 1999, respectively. Operating income from continuing operations, excluding the $21.7 million of unusual litigation expenses, equaled $80.2 million during 2000, or an operating margin of 28.8 percent.

      Net interest income from continuing operations in 2000 was $5.1 million, up 3.7 percent from $4.9 million in 1999. The increase in interest income was the result of higher average cash balances throughout the year offset by interest expense on new bank borrowings related to the acquisitions completed in August 2000.

      Net income from continuing operations in 2000 was $40.2 million, down 25.8 percent from the prior year, with return on sales of 14.4 percent. Net income from continuing operations, excluding the after tax effect, $13.7 million, of the unusual litigation expenses, was $54.0 million, down less than 1 percent from the prior year, with return on sales of 19.4 percent.

      Diluted earnings per common share from continuing operations decreased to $1.33 in 2000 based on 30.2 million weighted average common shares outstanding, compared to $1.71 in 1999 based on 31.8 million weighted average common shares outstanding. Diluted earnings per common share from continuing operations in 2000, excluding the after tax effect, $0.46 per common share, of the unusual litigation expenses, increased 4.7 percent to $1.79.

      The effective tax rate on continuing operations was 36.7 percent in 2000 compared to 37.5 percent in 1999. The lower rate is due to enhanced state tax planning efforts.

      Total operating (loss) in 2000 from the discontinued Fluid Power Products operating segment, which is presented separately from continuing operations in the consolidated financial statements, was $(1.4) million. Net (loss), after tax credits, from discontinued operations in 2000 of $(0.9) million resulted in diluted (loss) per common share from discontinued operations of $(0.03). Total operating income in 1999 from the discontinued Fluid Power Products operating segment was $7.3 million. Net income, after tax, from discontinued operations in 1999 of $4.5 million resulted in diluted earnings per common share from discontinued operations of $0.14.

      The Company’s total net income for 2000, including results of discontinued operations, was $39.3 million or $1.30 per common share on a diluted basis, based on 30.2 million weighted average common shares outstanding. Diluted earnings per common share in 1999, on the Company’s total net income of $58.8 million, including discontinued operations, was $1.85 based on 31.8 million weighted average common shares outstanding.

Liquidity, Working Capital, and Cash Flows

      One of the Company’s financial strategies is to maintain a relatively high level of liquidity and cash flow, which continued in 2001. Historically, Kaydon Corporation has generated significant cash flows from operating actives to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by the Company’s continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of the Company’s strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

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

	For the Years Ended
	December 31,

	2001	2000	1999

	(In thousands)
Cash flows from (used for):
Operations	$51,236	$65,985	$58,356
Capital expenditures, net	(9,562)	(8,793)	(9,822)

Free cash flow	$41,674	$57,192	$48,534
Cash flows from (used for):
Acquisitions, net of borrowings	166	(495)	(13,777)
Debt repayment	(6,053)	(80)	(209)

Free cash flow after net capital expenditures, acquisitions, net of borrowings, and debt repayment	$35,787	$56,617	$34,548

      In 2001 the Company again experienced strong operating cash flows as operating activities provided $51.2 million. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $9.6 million in 2001, $8.8 million in 2000 and $9.8 million in 1999. Common stock dividends paid in 2001, 2000 and 1999 equaled $14.6 million, $13.5 million and $12.8 million.

      The Company repurchased 67,940 shares of its common stock in 2001 for $1.7 million compared to 883,957 shares for $20.2 million in 2000 and 1,684,151 shares for $44.6 million in 1999. In September 1999, the Board of Directors approved an increased stock repurchase program totaling 5,000,000 shares. Of the 5,000,000 shares authorized by the Board of Directors for repurchase under the existing plan, 1,468,442 shares have been repurchased as of December 31, 2001.

      The Company continues its active corporate development efforts to complement internal growth through significant investments for the plant expansions and the acquisition of additional companies to meet Kaydon’s well-disciplined criteria. On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as ACE) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. This business has annual sales of approximately $40.0 million. The Company utilized its revolving credit facility to finance the acquisition. In August 2000, the Company acquired three businesses known as the Tridan Group of companies for a total of $46.6 million. These businesses have combined annual sales of approximately $30.0 million. The acquisition was financed via the Company’s revolving credit facility. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. Late in 1999, the Company used a portion of its significant cash resources to acquire two companies for a total of $13.8 million. These acquisitions, with combined annual sales of approximately $12.0 million have complemented the Company’s existing operations. Filterdyne Filtration Systems, Inc. located in LaGrange, Georgia, was a manufacturer of custom-designed filtration and vacuum distillation systems. Filterdyne’s product lines have strengthened and complemented the offerings of Kaydon’s growing family of products manufactured and sold by its Filtration Products Group. Focal Technologies, Inc., located in Halifax, Nova Scotia, Canada designs and manufactures fiber-optic, electronic data and fluid transmission devices. Although its products continue to be focused in marine end-use markets, Focal Technologies’ broadband expertise have expanded and complemented Kaydon’s slip-ring product technology for products manufactured by our Electro-Tec Corp. and I.D.M. Electronics, Ltd. subsidiaries.

      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

      At December 31, 2001 the Company’s current ratio was 8.3 to 1 and working capital totaled $230.1 million, including $152.6 million of cash and cash equivalents. At December 31, 2000, the current ratio was 4.0 to 1 and working capital totaled $181.2 million, including cash and cash equivalents of $115.0 million.

      The Company’s working capital turnover was 1.2 times in 2001, compared to 1.5 times in 2000. Excluding cash, the working capital turnover was 3.7 times in 2001 compared to 4.2 times in 2000. The Company’s inventory turnover ratio was 3.5 times in 2001 compared to 3.2 times in 2000, while the days-sales year end balance equaled 53 days in 2001 compared to 56 days in 2000.

      During 1999, the Company entered into a $300.0 million domestic revolving credit facility, which terminates in 2004. The facility permits the Company to borrow under several different interest rate options based on the London Interbank Offered Rate (LIBOR). The Company utilized the facility during 2001 and 2000 to finance the acquisition of ACE and the Tridan Group of companies.

Corporate Development

      The Company maintains an active acquisition program, which has made important contributions to the Company’s growth. During 2001, as discussed earlier in the Liquidity, Working Capital and Cash Flows section, the Company acquired ACE for $70.6 million. During the last five years, excluding operations classified as discontinued, the Company acquired six businesses for $132.2 million (including the assumption of certain liabilities).

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

Litigation

      As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions have been substantially completed, and the court has ordered that all discovery be completed by April 19, 2002. Given the current status, management believes this litigation is not expected to reach the trial stage until late 2002 at the earliest. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this legal matter.

      The Company is a party to various other lawsuits and matters arising in the normal course of business that are pending. Refer to the Notes to Consolidated Financial Statements (Note 11) for further information.

Forward-Looking Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of the federal securities laws. While the Company believes any forward-looking statements made are reasonable, actual results could differ materially since the statements are based on our current expectations, estimates, forecasts and projections about the markets in which Kaydon Corporation operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “going forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 46 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the 2001 year) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 40 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the 2001 year) would have an immaterial impact on the Company’s pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. As of December 31, 2001, the Company had not established a foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Kaydon Corporation:

      We have audited the accompanying consolidated balance sheets of Kaydon Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaydon Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Detroit, Michigan

February 1, 2002

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The management of Kaydon Corporation is responsible for the preparation and integrity of the Company’s consolidated financial statements and all related information appearing in this Form 10-K. The Company maintains accounting and internal control systems which are intended to provide reasonable assurances that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management’s authorization and that accounting records are reliable for preparing financial statements in accordance with generally accepted accounting principles.

      The financial statements for each of the years covered in the Form 10-K have been audited by independent public accountants, who provide an independent assessment as to the fairness of the financial statements.

      The Board of Directors has an Audit Committee whose members are not employees of the Company. The Committee meets with management and the independent public accountants to review the results of their work and to satisfy itself that their responsibilities are being properly discharged. The independent public accountants have full and free access to the Audit Committee and have discussions with the Committee regarding appropriate matters, with and without management present.

Brian P. Campbell Chairman, President and Chief Executive Officer	Kenneth W. Crawford Vice President and Corporate Controller

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$152,570,000	$114,965,000
Accounts receivable, less allowance of $2,195,000 in 2001 and $1,654,000 in 2000	38,432,000	45,055,000
Inventories	55,066,000	51,327,000
Assets of discontinued operations	—	21,229,000
Other current assets	15,706,000	8,609,000

Total current assets	261,774,000	241,185,000

Property, plant and equipment, at cost:
Land and improvements	3,377,000	3,519,000
Buildings and leasehold improvements	43,679,000	39,545,000
Machinery and equipment	176,655,000	166,610,000

	223,711,000	209,674,000
Less: accumulated depreciation and amortization	(139,438,000)	(130,402,000)

	84,273,000	79,272,000

Cost in excess of net tangible assets of purchased businesses, net (“Goodwill”)	121,708,000	82,637,000
Assets of discontinued operations	—	46,812,000
Other assets	30,043,000	25,646,000

	$497,798,000	$475,552,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,117,000	$9,794,000
Accrued expenses:
Employee benefits	5,866,000	9,039,000
Salaries and wages	5,799,000	3,458,000
Dividends payable	3,645,000	3,643,000
Liabilities of discontinued operations	—	3,872,000
Accrued legal costs	3,411,000	11,087,000
Other accrued expenses	2,807,000	19,106,000

Total current liabilities	31,645,000	59,999,000

Long-term debt	112,194,000	47,518,000
Long-term postretirement and postemployment benefit obligations	44,652,000	38,705,000
Other long-term liabilities	5,503,000	6,895,000

Total long-term liabilities	162,349,000	93,118,000

Shareholders’ Equity:
Preferred stock—($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock—($.10 par value, 98,000,000 shares authorized; 36,904,979 and 36,795,391 shares issued in 2001 and 2000)	3,691,000	3,680,000
Paid-in capital	45,017,000	42,971,000
Retained earnings	408,058,000	426,657,000
Less: Treasury stock, at cost; (6,476,595 and 6,440,696 shares in 2001 and 2000)	(135,782,000)	(134,618,000)
Less: Restricted stock awards; (452,158 and 442,610 shares in 2001 and 2000)	(9,619,000)	(10,357,000)
Accumulated other comprehensive loss	(7,561,000)	(5,898,000)

	303,804,000	322,435,000

	$497,798,000	$475,552,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net Sales	$285,603,000	$278,759,000	$253,254,000
Cost of sales	185,758,000	159,852,000	142,856,000

Gross Profit	99,845,000	118,907,000	110,398,000
Selling, general and administrative expenses	54,348,000	38,739,000	28,520,000
Unusual item—Sikorsky Matter and Transactions Lawsuit expenses	—	21,737,000	—

Operating Income From Continuing Operations	45,497,000	58,431,000	81,878,000
Interest expense from continuing operations	(4,968,000)	(1,140,000)	—
Interest income from continuing operations	4,676,000	6,235,000	4,915,000

Income From Continuing Operations Before Income Taxes	45,205,000	63,526,000	86,793,000
Provision for income taxes	16,725,000	23,287,000	32,546,000

Net Income From Continuing Operations	28,480,000	40,239,000	54,247,000

Discontinued Operations (See Note 4):
Income (Loss) From Operations of Discontinued Segment (including write-down of assets of $38,111,000 and gain on disposal of $168,000 in 2001)	(47,746,000)	(1,408,000)	7,252,000
Provision for income taxes (credit)	(15,266,000)	(516,000)	2,720,000

Net Income (Loss) From Discontinued Operations	(32,480,000)	(892,000)	4,532,000

Net Income (Loss)	$(4,000,000)	$39,347,000	$58,779,000

Earnings Per Share— Continuing Operations
Basic	$0.95	$1.34	$1.72

Diluted	$0.95	$1.33	$1.71

Earnings (Loss) Per Share— Discontinued Operations
Basic	$(1.08)	$(0.03)	$0.14

Diluted	$(1.08)	$(0.03)	$0.14

Earnings (Loss) Per Share
Basic	$(0.13)	$1.31	$1.86

Diluted	$(0.13)	$1.30	$1.85

Dividends Declared Per Share	$0.48	$0.45	$0.41

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2001, 2000 and 1999

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss	Total

Balance, December 31, 1998		$3,646,000	$35,969,000	$355,233,000	$(80,711,000)	$—	$(2,481,000)	$311,656,000
Net income, 1999	$58,779,000	—	—	58,779,000	—	—	—	58,779,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($31,000) tax	(50,000)	—	—	—	—	—	(50,000)	(50,000)
Unrealized translation adjustments	(525,000)	—	—	—	—	—	(525,000)	(525,000)

Comprehensive income	$58,204,000

Cash dividends declared		—	—	(12,988,000)	—	—	—	(12,988,000)
Issuance of 208,000 shares of common stock under stock option plans		21,000	4,573,000	—	—	—	—	4,594,000
Purchase of 1,684,151 shares of treasury stock		—	—	—	(44,621,000)	—	—	(44,621,000)
Restricted stock award grants		—	—	—	10,538,000	(10,538,000)	—	—
Amortization of restricted stock awards		—	—	—	—	105,000	—	105,000
Restricted stock award market value adjustments		—	400,000	—	—	(400,000)	—	—

Balance, December 31, 1999		$3,667,000	$40,942,000	$401,024,000	$(114,794,000)	$(10,833,000)	$(3,056,000)*	$316,950,000
Net income, 2000	$39,347,000	—	—	39,347,000	—	—	—	39,347,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $55,000 tax benefit	88,000	—	—	—	—	—	88,000	88,000
Unrealized translation adjustments	(2,930,000)	—	—	—	—	—	(2,930,000)	(2,930,000)

Comprehensive income	$36,505,000

Cash dividends declared		—	—	(13,714,000)	—	—	—	(13,714,000)
Issuance of 121,375 shares of common stock under stock option plans		13,000	2,404,000	—	—	—	—	2,417,000
Purchase of 883,957 shares of treasury stock		—	—	—	(20,172,000)	—	—	(20,172,000)
Restricted stock award grants		—	—	—	1,500,000	(1,500,000)	—	—
Restricted stock award cancellations		—	—	—	(1,152,000)	1,152,000	—	—
Amortization of restricted stock awards		—	—	—	—	449,000	—	449,000
Restricted stock award market value adjustments		—	(375,000)	—	—	375,000	—	—

Balance, December 31, 2000		$3,680,000	$42,971,000	$426,657,000	$(134,618,000)	$(10,357,000)	$(5,898,000)*	$322,435,000
Net (loss), 2001	$(4,000,000)	—	—	(4,000,000)	—	—	—	(4,000,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($158,000) tax	(268,000)	—	—	—	—	—	(268,000)	(268,000)
Unrealized translation adjustments	(1,395,000)	—	—	—	—	—	(1,395,000)	(1,395,000)

Comprehensive (loss)	$(5,663,000)

Cash dividends declared		—	—	(14,599,000)	—	—	—	(14,599,000)
Other		—	78,000	—	—	—	—	78,000
Issuance of 109,588 shares of common stock under stock option plans		11,000	2,371,000	—	—	—	—	2,382,000
Purchase of 67,940 shares of treasury stock		—	—	—	(1,655,000)	—	—	(1,655,000)
Restricted stock award grants		—	—	—	2,015,000	(2,015,000)	—	—
Restricted stock award cancellations		—	—	—	(1,524,000)	1,524,000	—	—
Amortization of restricted stock awards		—	—	—	—	826,000	—	826,000
Restricted stock award market value adjustments		—	(403,000)	—	—	403,000	—	—

Balance, December 31, 2001		$3,691,000	$45,017,000	$408,058,000	$(135,782,000)	$(9,619,000)	$(7,561,000)*	$303,804,000

*	Comprised of unrealized translation adjustments of $(7,288,000), $(5,893,000), and $(2,963,000) and minimum pension liability of $(273,000), $(5,000), and $(93,000), as of December 31, 2001, 2000 and 1999.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash Flows from Operating Activities:
Net income (loss)	$(4,000,000)	$39,347,000	$58,779,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (income) from discontinued operations, net of tax	32,480,000	892,000	(4,532,000)
Depreciation and amortization	15,430,000	11,779,000	10,722,000
Deferred taxes	9,000	(2,775,000)	2,869,000
Tax benefit related to stock options exercised	143,000	240,000	1,048,000
Postretirement and postemployment benefit obligations	948,000	1,222,000	1,230,000
Changes in current assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	13,191,000	(3,876,000)	(714,000)
Inventories	3,544,000	1,765,000	4,829,000
Other current assets	(2,025,000)	878,000	659,000
Accounts payable	(844,000)	868,000	(670,000)
Accrued expenses	(7,640,000)	15,645,000	(15,864,000)

Net cash from operating activities	51,236,000	65,985,000	58,356,000

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	(70,584,000)	(47,895,000)	(13,777,000)
Additions to property, plant and equipment, net	(9,562,000)	(8,793,000)	(9,822,000)

Net cash used in investing activities	(80,146,000)	(56,688,000)	(23,599,000)

Cash Flows from Financing Activities:
Cash dividends paid	(14,596,000)	(13,498,000)	(12,776,000)
Net proceeds from debt	70,750,000	47,400,000	—
Net payments on debt	(6,053,000)	(80,000)	(209,000)
Proceeds from issuance of common stock	2,239,000	2,177,000	3,546,000
Purchase of treasury stock	(1,655,000)	(20,172,000)	(44,621,000)

Net cash from (used in) financing activities	50,685,000	15,827,000	(54,060,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(480,000)	(530,000)	(200,000)
Proceeds from Sale of Discontinued Operations	15,620,000	—	—
Cash from Discontinued Operations	690,000	622,000	13,049,000

Net Increase (Decrease) in Cash and Cash Equivalents	37,605,000	25,216,000	(6,454,000)
Cash and Cash Equivalents— Beginning of Year	114,965,000	89,749,000	96,203,000

Cash and Cash Equivalents— End of Year	$152,570,000	$114,965,000	$89,749,000

Cash expended for income taxes	$16,640,000	$22,011,000	$32,746,000

Cash expended for interest	$4,766,000	$1,145,000	$38,000

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

  Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001 the Company had $80.2 million invested in investment grade prime commercial paper of several United States issuers, and had $45.9 million invested in various money market or time-deposit accounts.

  Inventories:

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2001	2000

Raw material	$17,482,000	$17,828,000
Work in progress	11,227,000	12,328,000
Finished goods	26,357,000	21,171,000

	$55,066,000	$51,327,000

  Property, Plant and Equipment, and Other Long-Lived Assets:

      Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10 - 40 years
Machinery and equipment	3 - 15 years

      Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Cost in Excess of Net Tangible Assets of Purchased Businesses:

      Cost in excess of net tangible assets of purchased businesses (“goodwill”) totaling $16.2 million arose prior to 1971 and is not being amortized since, in the opinion of management, there has been no diminution in value. Goodwill acquired after 1970 is being amortized on a straight-line basis over periods of 20 to 40 years and is stated net of accumulated amortization of $19.8 million and $15.3 million at December 31, 2001 and 2000. Amortization expense was $4.5 million, $3.3 million and $2.4 million in 2001, 2000 and 1999. When the Company’s estimation of value and future benefits indicates that the unamortized cost of goodwill should be reduced, a charge is recorded against earnings.

  Other Assets:

      Other assets include, among other items, deferred tax assets and various intangibles, which primarily include distributor and private label supply agreements, customer lists, trademarks and patents. Deferred tax assets are further discussed in Note 10. The various intangibles are being amortized on a straight-line basis over periods of 10 to 20 years. They are stated net of accumulated amortization of $5.8 million and $4.9 million at December 31, 2001 and 2000. Amortization expense was $1.0 million, $0.4 million and $0.4 million in 2001, 2000 and 1999.

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

  Fair Value of Financial Instruments:

      The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to various market data for comparable instruments, requires considerable judgment by management, and is not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value of long-term debt approximates its recorded value.

  Revenue Recognition:

      The Company recognizes revenue when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms.

  Comprehensive Income:

      Comprehensive income consists of net income, minimum pension liability adjustments and unrealized foreign currency translation adjustments, and is presented in the Consolidated Statement of Shareholders’ Equity.

  Impact of Recently Issued Accounting Standards:

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” These pronouncements amend the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Total goodwill associated with continuing operations was $121.7 million at December 31, 2001. Goodwill amortization from continuing operations was $3.6 million during 2001. The Company is currently assessing the effect of the new pronouncements related to the impairment testing of goodwill, but at this time can not estimate the impact, if any, on the consolidated financial statements.

      Also, the Financial Accounting Standards Board has issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The pronouncement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Companies are required to adopt the pronouncement in their fiscal year beginning after June 15, 2002. The Company is currently assessing the effect of the new pronouncement, but at this time can not estimate the impact, if any, on the consolidated financial statements.

      In addition, the Financial Accounting Standards Board has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires long-lived assets held for sale to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. This pronouncement was adopted by the Company during the fourth quarter of 2001. As required, the Company has retroactively applied this pronouncement as of January 1, 2001 and all prior reporting periods have been restated to reflect the impact of the adoption.

  Legal Costs:

      Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

  Reclassifications:

      Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2  Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2001	2000	1999

Numerators:
Numerator for both basic and diluted earnings per share from continuing operations, net income from continuing operations	$28,480,000	$40,239,000	$54,247,000

Denominators:
Denominator for basic earnings per share from continuing operations, weighted average common shares outstanding	29,949,000	30,129,000	31,608,000
Potential dilutive shares resulting from stock options and restricted stock awards	33,000	37,000	167,000

Denominator for diluted earnings per share from continuing operations	29,982,000	30,166,000	31,775,000

Earnings Per Share From Continuing Operations:
Basic	$0.95	$1.34	$1.72

Diluted	$0.95	$1.33	$1.71

      During 2001, 2000 and 1999 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share from continuing operations for part of the year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted during 1999 to purchase 23,000 shares of common stock at prices ranging from $31.44 to $33.31 were excluded from the computation of diluted earnings per share from continuing operations for all periods since issuance. Restricted stock awards for 184,120 shares of common stock were excluded from the computation of diluted earnings per share from continuing operations for all periods since issuance as certain performance criteria have not been met (See Note 6).

NOTE 3  Acquisitions

      On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as ACE) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the consolidated financial statements since the effective acquisition date. The excess of cost over net assets acquired, and other intangible assets acquired, aggregating $53.6 million, are being amortized on a straight-line basis over periods ranging from 10 to 40 years.

      On August 28, 2000, the Company acquired three businesses, which had substantially identical ownership, known as the “Tridan Group” of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price, net of cash acquired, for the Tridan Group of companies was $46.6 million. The Company utilized its revolving credit facility to finance the acquisitions. The acquisitions have been accounted for using the purchase method of accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and accordingly the results of operations have been included in the consolidated financial statements since the effective acquisition date. The excess of cost over net assets acquired of $32.9 million is being amortized on a straight-line basis over 30 years.

      On a pro-forma, unaudited basis, as if the ACE and Tridan Group acquisitions had occurred as of January 1, 2000, net sales, net income, basic earnings per share and diluted earnings per share from continuing operations for 2001 would have been $291.8 million, $28.6 million, $0.95 and $0.95, and net sales, net income, basic earnings per share and diluted earnings per share from continuing operations for 2000 would have been $340.8 million, $42.3 million, $1.40 and $1.40.

      During the fourth quarter of 1999, the Company purchased all of the outstanding stock of Focal Technologies, Inc., a leading designer and manufacturer of fiber-optic, electronic data and fluid transmission devices, for $8.8 million. Also during the fourth quarter of 1999, the Company purchased all of the outstanding stock of Filterdyne Filtration Systems, Inc., a manufacturer of custom-designed filtration and vacuum distillation systems, for $5.0 million. The acquisitions were accounted for using the purchase method of accounting and accordingly the results of operations have been included in the consolidated financial statements since the effective acquisition dates. The excess of cost over net assets acquired of $13.1 million is being amortized on a straight-line basis over 20 years. Pro-forma financial results of the Company, including the results of these acquired businesses during 1999, would not have been materially different from actual results.

NOTE 4  Discontinued Operations and Disposal of an Operating Segment

      During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products operating segment. The write-down was necessary as a result of recent operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which likely would have led to continuing losses, structural changes in competitive dynamics, and adverse customer trends. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The estimated fair value of intangible and fixed assets was determined by the Company’s management based on current and projected operating performance, tangible asset values and other relevant factors. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million. These charges to current assets reflected recent adverse credit trends of certain customers, changes in product manufacturing and customer service strategies, product pricing challenges caused by new competitive pressures, and other factors.

      During the latter part of November 2001, the Company received an unsolicited offer from a private ownership group to purchase the Fluid Power Products operating segment. Negotiations with the private ownership group continued during December, until the sale of the operating segment closed on December 31, 2001. The Company sold the net assets of the Fluid Power Products operating segment for approximately $16.0 million cash, the final approximately $1.0 million of which will be paid to the Company in 2002. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement. Upon meeting the criteria for applying held

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products operating segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products operating segment in the fourth quarter.

      Net sales for the Fluid Power Products operating segment totaled $49.4 million, $60.5 million, and $72.4 million in 2001, 2000 and 1999. Operating income (loss) for the Fluid Power Products operating segment totaled $(9.8) million, $(1.4) million, and $7.3 million in 2001, 2000 and 1999. As a result of the adoption of SFAS No. 144, the operating results of the Fluid Power Products operating segment are presented separately from continuing operations in the consolidated financial statements. All prior period information has been restated to reflect the impact of the adoption as it relates to discontinued operations.

NOTE 5  Long-Term Debt

	2001	2000

Bank revolving credit facility	$112,150,000	$47,400,000
Other	98,000	175,000

	112,248,000	47,575,000
Less current maturities	54,000	57,000

	$112,194,000	$47,518,000

      The revolving credit facility, which terminates in June 2004, permits the Company to borrow up to $300.0 million under several different interest rate options. The interest rate on the revolving credit facility borrowings equaled 2.53 percent at December 31, 2001 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2001. After consideration of the facility’s covenants, and of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $66.6 million at December 31, 2001.

NOTE 6  Stock-Based Compensation

      The Company’s 1999 Long-Term Stock Incentive Plan (“Incentive Plan”), which replaced the Company’s 1993 Stock Option Plan, provides for the issuance of up to 2,000,000 shares of Company common stock for stock-based incentives in various forms. The Company also has the 1993 Non-Employee Directors Plan (“Directors Plan”) which has a maximum 200,000 shares available for grant.

      Pursuant to the Incentive Plan, the Company granted restricted stock awards for 95,180, 66,150 shares and 422,660 shares of Company common stock during 2001, 2000 and 1999, to key employees of the Company. At December 31, 2001 restricted stock awards of 452,158 shares remain outstanding, as a result of cancellations of 63,139 shares and vesting of 22,493 shares during 2001. Of the total shares outstanding at December 31, 2001, 268,038 shares have been earned and, therefore, the deferred compensation associated with them is fixed and will vest over the awards’ five- to ten-year vesting periods. The remaining 184,120 shares granted will only be earned if specific diluted earnings per share or Company common stock price performance criteria are achieved in the 2002 fiscal year. Until these shares are earned, the deferred compensation associated with them will be based on the current market price of Company common stock and the degree to which the performance criteria are being or have been met, and will change each reporting period. If earned, these shares will vest over an eight-year period. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $21.17, $22.68 and $24.93 in 2001, 2000 and 1999. Compensation expense for the vesting of earned restricted stock awards was approximately $0.8 million, $0.4 million and $0.1 million in 2001, 2000 and 1999. The unamortized value of unvested restricted stock awards, including stock awards subject to performance criteria, aggregating $9.6 million at December 31, 2001 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Fixed stock options are granted to key employees and Directors of the Company. The exercise price of each fixed option equals the market price of Company common stock on the date of the grant. Options granted generally become exercisable at the rate of 25 percent per year, commencing one year after the date of grant, and options generally expire five years after the date of grant.

      A summary of stock option information is as follows:

	2001		2000		1999

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	631,613	$25.09	841,813	$24.33	1,101,238	$22.73
Granted	25,000	$24.06	45,000	$23.10	48,000	$32.69
Exercised	(109,588)	$20.43	(121,375)	$17.91	(208,000)	$17.02
Canceled	(80,575)	$23.27	(133,825)	$26.14	(99,425)	$25.93

Outstanding at End of Year	466,450	$26.38	631,613	$25.09	841,813	$24.33

Exercisable at End of Year	291,313	$26.94	327,301	$23.52	256,976	$22.24

Weighted Avg. Fair Value of Options Granted	$8.57		$9.31		$10.13

      Options outstanding at December 31, 2001 are as follows:

					Wtd. Avg.
				Wtd. Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:
Under $25.00:
Exercisable	207,363	$20.81	$24.81	$24.49	1.75
Non-exercisable	146,137	$20.81	$24.81	$24.23	3.58

	353,500	$20.81	$24.81	$24.38	2.50

Over $25.00:
Exercisable	83,950	$31.44	$33.31	$33.00	1.31
Non-exercisable	29,000	$26.01	$33.31	$31.54	2.72

	112,950	$26.01	$33.31	$32.63	1.67

Total options	466,450	$20.81	$33.31	$26.38	2.30

      At December 31, 2001, 1,467,349 shares remained available for grant under the Incentive Plan, and 85,000 shares remained available for grant under the Directors Plan.

      The Company accounts for the fixed stock option portion of these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 “Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation,” the Company’s net income (loss) and diluted earnings (loss) per share would have been reduced to the following pro-forma amounts:

	2001	2000	1999

Net Income (Loss):
As reported	$(4,000,000)	$39,347,000	$58,779,000
Pro-forma	$(4,464,000)	$38,861,000	$57,657,000
Earning (Loss) Per Share—Diluted:
As reported	$(0.13)	$1.30	$1.85
Pro-forma	$(0.15)	$1.29	$1.81

      The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions utilized in 2001: risk free interest rate of 4.6 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.3 percent. The following weighted average assumptions were utilized in 2000: risk free interest rate of 5.9 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.7 percent. The following weighted average assumptions were utilized in 1999: risk free interest rate of 5.3 percent; expected dividend yield of 1.5 percent; expected life of 4 years; expected volatility of 35.4 percent.

NOTE 7  Shareholders Rights Plan

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

NOTE 8  Employee Benefit Plans

      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employees salary and totaled $577,000, $951,000 and $928,000 in 2001, 2000 and 1999.

      The Company maintains several defined benefit pension plans which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment. The Company’s policy is to fund the minimum amounts required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of publicly traded equity and debt securities which included 160,000 shares of Kaydon Corporation common stock at December 31, 2001 and 2000.

      The Company provides certain retiree health care and life insurance benefits covering certain U.S. employees. Employees are generally eligible for benefits upon retirement or long-term disability and completion of a specified number of years of credited service. These benefits are subject to cost-sharing provisions and other limitations. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

      The Company accrues for the cost of providing postretirement benefits for medical, dental and life insurance coverage over the active service period of the employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(63,824,000)	$(63,098,000)	$(27,052,000)	$(27,257,000)
Service cost	(1,904,000)	(2,175,000)	(644,000)	(701,000)
Interest cost	(4,743,000)	(4,520,000)	(1,970,000)	(1,935,000)
Plan amendments	(1,617,000)	(90,000)	—	—
Curtailment	—	45,000	—	—
Actuarial gain (loss)	3,821,000	3,143,000	(3,187,000)	1,712,000
Benefits paid	3,696,000	2,871,000	1,558,000	1,129,000

Benefit obligation, September 30	(64,571,000)	(63,824,000)	(31,295,000)	(27,052,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	68,479,000	62,531,000	—	—
Actual return on plan assets	(11,341,000)	8,245,000	—	—
Company contributions	1,197,000	574,000	1,558,000	1,129,000
Plan participants’ contributions	—	—	99,000	67,000
Benefits paid	(3,696,000)	(2,871,000)	(1,657,000)	(1,196,000)

Fair value of plan assets, September 30	54,639,000	68,479,000	—	—

Funded Status	(9,932,000)	4,655,000	(31,295,000)	(27,052,000)
Unrecognized net transition obligation	56,000	51,000	—	—
Unrecognized prior service cost	2,740,000	2,226,000	(1,539,000)	(1,735,000)
Unrecognized net gain	(2,446,000)	(16,672,000)	(1,393,000)	(4,492,000)

Accrued benefit cost, September 30	(9,582,000)	(9,740,000)	(34,227,000)	(33,279,000)
Contributions for fourth quarter	123,000	133,000	—	—

Accrued benefit cost, December 31	$(9,459,000)	$(9,607,000)	$(34,227,000)	$(33,279,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(12,184,000)	$(10,734,000)	$(34,227,000)	$(33,279,000)
Intangible asset	2,452,000	1,122,000	—	—
Accumulated other comprehensive income	273,000	5,000	—	—

Net amount recognized	$(9,459,000)	$(9,607,000)	$(34,227,000)	$(33,279,000)

Weighted-Average Assumptions as of September 30:
Discount rate	7.50%	6.50-7.75%	7.50%	6.50-7.75%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%-4.50%	4.00%	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $36,734,000, $36,618,000, and $24,823,000, respectively, as of December 31, 2001 and $6,189,000, $5,735,000, and $152,000, respectively, as of December 31, 2000.

	Pension Benefits

	2001	2000	1999

Components of Net Periodic Benefit Cost:
Service cost	$1,904,000	$2,175,000	$2,549,000
Interest cost	4,743,000	4,520,000	4,098,000
Expected return on plan assets	(6,164,000)	(5,628,000)	(4,978,000)
Curtailment income	—	(6,000)	—
Amortization of:
Unrecognized net transition obligation	(6,000)	(6,000)	(6,000)
Unrecognized prior service cost	1,103,000	1,238,000	1,339,000
Unrecognized net gain	(624,000)	(319,000)	(45,000)

Net periodic benefit cost	$956,000	$1,974,000	$2,957,000

	Postretirement Benefits

	2001	2000	1999

Service cost	$644,000	$701,000	$803,000
Interest cost	1,970,000	1,935,000	1,921,000
Amortization of:
Unrecognized prior service cost	(196,000)	(195,000)	(196,000)
Unrecognized net loss (gain)	(307,000)	(144,000)	14,000

Net periodic benefit cost	$2,111,000	$2,297,000	$2,542,000

      For measurement purposes, a 10 percent annual rate of increase for participants under 65 years of age and a 12 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2001. The rates were assumed to decrease gradually to six percent by 2007 and remain at that level thereafter. The assumed dental cost trend rate for 2001 and all future years is six percent.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one percent increase in the assumed health care cost trend rates would have increased the net periodic benefit cost by $0.4 million during 2001 and would have increased the accumulated postretirement benefit obligation at December 31, 2001 by $4.3 million. A one percent decrease in the assumed health care cost trend rates would have decreased the net periodic benefit cost by $0.4 million during 2001 and would have decreased the accumulated postretirement benefit obligation at December 31, 2001 by $3.8 million.

NOTE 9  Lease Commitments

      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows:

Year ending December 31,
2002	$1,168,000
2003	789,000
2004	561,000
2005	406,000
2006	378,000
Thereafter	975,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Aggregate rental expense charged to operations was $2,075,000, $1,945,000 and $1,715,000 in 2001, 2000, and 1999.

NOTE 10  Income Taxes

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

      The components of income (loss) before income taxes are as follows:

	2001	2000	1999

Income (loss) before income taxes:
Domestic	$(7,165,000)	$61,223,000	$89,953,000
Foreign	4,624,000	895,000	4,092,000

	$(2,541,000)	$62,118,000	$94,045,000

      The provision for income taxes consisted of the following:

	2001	2000	1999

Current:
U.S. Federal	$(1,211,000)	$21,534,000	$27,293,000
State	683,000	3,336,000	3,941,000
Foreign	1,978,000	676,000	1,550,000

	1,450,000	25,546,000	32,784,000

Deferred:
U.S. Federal	(273,000)	(3,751,000)	2,662,000
State	264,000	(342,000)	207,000
Foreign	18,000	1,318,000	(387,000)

	9,000	(2,775,000)	2,482,000

	$1,459,000	$22,771,000	$35,266,000

      The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2001	2000	1999

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.3	2.3
Benefit of foreign sales corporation	(2.4)	(1.3)	(1.1)
Nondeductible amortization of cost in excess of net tangible assets of purchased businesses	2.0	1.1	.5
Effect of disposition of operating segment	(95.3)	—	—
Other, net	.9	(.4)	.8

Effective Tax Rate	(57.4)%	36.7%	37.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2001 and 2000 were as follows:

	2001	2000

Deferred tax assets:
Postretirement and postemployment benefit obligations	$14,331,000	$13,733,000
Financial accruals and reserves not currently deductible	10,873,000	15,105,000
Inventory accounting method and basis differences	6,173,000	3,582,000
Foreign operating losses	2,758,000	2,998,000

	34,135,000	35,418,000

Deferred tax liabilities:
Plant and equipment basis differences	(6,941,000)	(8,289,000)
Other	(135,000)	(79,000)

	(7,076,000)	(8,368,000)

Net deferred tax asset	$27,059,000	$27,050,000

      The net deferred tax asset recorded as an other current asset in the consolidated financial statements was $9,975,000 and $4,815,000 at December 31, 2001 and 2000. The net deferred tax asset recorded as a long-term other asset in the consolidated financial statements was $17,084,000 and $22,235,000 at December 31, 2001 and 2000. Undistributed earnings of foreign subsidiaries was $25,232,000 at December 31, 2001. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings have been permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be significantly offset by available foreign tax credits.

NOTE 11  Contingencies

      As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions have been substantially completed, and the court has ordered that all discovery be completed by April 19, 2002. Given the current status, management believes this litigation is not expected to reach the trial stage until late 2002 at the earliest. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this legal matter.

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

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation and recorded an additional $9.1 million provision to reflect both the amount of the settlement with Sikorsky and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, insures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

      As previously reported, in October 1995, Cooper Split Roller Bearing Corporation (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. In July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of the lawsuit, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of any litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

NOTE 12  Business Segment Information

      The Company operates through individual operating units for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance (“operating segments”). The Company’s operating segments manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers or integrators. Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into four reportable segments. Prior to the fourth quarter of 2001 the Company aggregated its operating segments into a single reportable segment referred to as Custom-Engineered Products. Due to recent changes in economic conditions affecting certain operating segments, during the fourth quarter of 2001 the Company changed the way it aggregates operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

      The Company has four reportable segments engaged in the manufacture and sale of the following:

      Specialty Metal Formed Products— complex metal products used in specialized industrial and aerospace equipment applications. Products include anti-friction bearings, split roller bearings, specialty balls, industrial shock absorbers and metal retaining devices.

      Ring, Seal and Filtration Products— complex and standard ring, seal and filtration products used in demanding industrial, aerospace, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, fiber optic rotary joints, filter elements and filtration systems.

      Fluid Power Products— standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001. Its results have been presented separately in the consolidated financial statements in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Other Metal Products— metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

      The accounting policies of the operating segments are the same as those described in Note 1. Segment performance is evaluated based on segment operating income (which includes an estimated provision for state income taxes) and segment assets.

      Items not allocated to segment operating income include depreciation of corporate fixed assets, certain amortization and corporate administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, fixed assets and certain prepaid expenses. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	2001	2000	1999

Net sales
Specialty Metal Formed Products
External customers	$167,553,000	$181,770,000	$169,322,000
Intersegment	544,000	339,000	387,000

	168,097,000	182,109,000	169,709,000
Ring, Seal and Filtration Products
External customers	89,878,000	87,827,000	83,932,000
Intersegment	(544,000)	(339,000)	(387,000)

	89,334,000	87,488,000	83,545,000
Fluid Power Products	49,405,000	60,487,000	72,442,000
Other Metal Products	28,172,000	9,162,000	—

Total segment net sales	335,008,000	339,246,000	325,696,000
Net sales of discontinued operations	(49,405,000)	(60,487,000)	(72,442,000)

Total consolidated net sales	$285,603,000	$278,759,000	$253,254,000

	2001	2000	1999

Operating income (loss)
Specialty Metal Formed Products	$34,618,000	$62,463,000	$62,145,000
Ring, Seal and Filtration Products	14,325,000	13,906,000	15,919,000
Fluid Power Products	(9,803,000)	(1,408,000)	7,252,000
Other Metal Products	2,209,000	682,000	—

Total segment operating income	41,349,000	75,643,000	85,316,000
State income tax provision included in segment operating income	682,000	3,336,000	3,940,000
Items not allocated to segment operating income	(6,337,000)	(21,956,000)	(126,000)
Interest expense	(4,968,000)	(1,140,000)	—
Interest income	4,676,000	6,235,000	4,915,000
Operating (income) loss of discontinued operations	9,803,000	1,408,000	(7,252,000)

Income from continuing operations before income taxes	$45,205,000	$63,526,000	$86,793,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	2000	1999

Depreciation and amortization
Specialty Metal Formed Products	$9,725,000	$7,033,000	$6,798,000
Ring, Seal and Filtration Products	3,172,000	3,470,000	3,480,000
Fluid Power Products	4,383,000	5,588,000	4,912,000
Other Metal Products	1,626,000	459,000	—
Corporate	907,000	817,000	444,000

	19,813,000	17,367,000	15,634,000
Depreciation and amortization of discontinued operations	(4,383,000)	(5,588,000)	(4,912,000)

Total consolidated depreciation and amortization of continuing operations	$15,430,000	$11,779,000	$10,722,000

	2001	2000	1999

Additions to property, plant and equipment, net
Specialty Metal Formed Products	$5,735,000	$6,385,000	$7,615,000
Ring, Seal and Filtration Products	2,665,000	584,000	1,840,000
Fluid Power Products	1,479,000	2,997,000	1,767,000
Other Metal Products	263,000	—	—
Corporate	899,000	1,824,000	367,000

	11,041,000	11,790,000	11,589,000
Additions to property, plant and equipment, net, of discontinued operations	(1,479,000)	(2,997,000)	(1,767,000)

Total consolidated additions to property, plant and equipment, net, of continuing operations	$9,562,000	$8,793,000	$9,822,000

	2001	2000	1999

Total assets
Specialty Metal Formed Products	$211,769,000	$156,630,000	$155,103,000
Ring, Seal and Filtration Products	71,285,000	67,402,000	71,440,000
Fluid Power Products	—	68,041,000	73,203,000
Other Metal Products	45,723,000	50,517,000	—
Corporate	169,021,000	132,962,000	107,003,000

Total consolidated assets	$497,798,000	$475,552,000	$406,749,000

  Geographic Information:

      The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment, and pension related deposits:

	2001	2000	1999

Net Sales
United States	$205,365,000	$215,269,000	$191,745,000
Foreign	80,238,000	63,490,000	61,509,000

Total	$285,603,000	$278,759,000	$253,254,000

Long-lived Tangible Assets
United States	$78,508,000	$75,394,000	$67,383,000
Foreign	7,869,000	6,468,000	7,269,000

Total	$86,377,000	$81,862,000	$74,652,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13  Unaudited Quarterly Financial Information

      In the fourth quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company retroactively applied this pronouncement as of January 1, 2001. As a result, transactions related to the Company’s Fluid Power Products Group have been reclassified and are presented as discontinued operations, separate from continuing operations, in the following unaudited quarterly financial information.

	First Quarter		Second Quarter			Third Quarter				Fourth Quarter

	2001	2000	2001	2000		2001		2000		2001		2000

	(In thousands, except per share data)
Income Statement
Net Sales	$76,596	$68,848	$74,074	$69,343		$68,173		$67,099		$66,760		$73,469
Gross Profit	27,859	28,792	25,988	29,245		23,712		28,280		22,286		32,590
Operating Income From Continuing Operations	16,422	18,144	13,274	6,607	(1)	9,019		10,353	(5)	6,782		23,327
Interest Income (Expense), net	572	1,555	(302)	1,381		(394)		1,315		(168)		844
Provision for Income Taxes	6,287	7,290	4,800	2,956		3,191		4,318		2,447		8,723
Net Income From Continuing Operations	10,707	12,409	8,172	5,032	(2)	5,434		7,350	(6)	4,167		15,448
Operating Income (Loss) From Discontinued Operations	(495)	1,407	(2,666)	909		(43,601	)(3)	(417)		(984	)(7)	(3,307)
Provision for Income Taxes (Credit) Related to Discontinued Operations	(183)	520	(986)	336		(13,781)		(154)		(316)		(1,218)
Net Income (Loss) From Discontinued Operations	(312)	887	(1,680)	573		(29,820	)(4)	(263)		(668	)(8)	(2,089)
Net Income (Loss)	$10,395	$13,296	$6,492	$5,605	(2)	$(24,386	)(4)	$7,087	(6)	$3,499	(8)	$13,359
Balance Sheet
Total Assets— Continuing Operations	$516,226	$342,962	$477,515	$346,310		$484,500		$391,655		$497,798		$407,511
Total Assets— Discontinued Operations	42,966	75,097	64,943	74,883		21,964		73,502		—		68,041
Cash and Cash Equivalents	122,966	93,577	118,627	97,689		120,301		100,038		152,570		114,965
Working Capital	199,468	156,612	204,493	166,518		209,008		174,321		230,129		181,186
Property, Plant & Equipment, net	93,166	71,908	85,747	71,040		85,024		76,013		84,273		79,272
Capital Employed:
Total Debt	118,299	237	118,287	214		112,265		47,593		112,248		47,575
Shareholders’ Equity	327,577	313,688	330,801	313,307		303,532		313,600		303,804		322,435

Capital Employed	$445,876	$313,925	$449,088	$313,521		$415,797		$361,193		$416,052		$370,010
Cash Flow Data
Net Cash Provided by Operating Activities	$17,497	$21,906	$952	$10,951		$13,667		$8,949		$19,120		$24,179
Capital Expenditures, net	3,621	2,708	2,111	2,044		2,125		2,197		1,705		1,844
Free Cash	13,876	19,198	(1,159)	8,907		11,542		6,752		17,415		22,335
Acquisition of Businesses	70,497	1,008	87	240		—		45,882		—		765
Depreciation and Amortization	3,631	3,067	4,186	3,102		3,873		2,762		3,740		2,848
EBITDA	$20,053	$21,211	$17,460	$9,709	(1)	$12,892		$13,115	(5)	$10,522		$26,175
Financial Ratios
Profitability from Continuing Operations
Operating Margin	21.4%	26.4%	17.9%	9.5	%(1)	13.2%		15.4	%(5)	10.2%		31.8%
Return on Net Sales	14.0%	18.0%	11.0%	7.3	%(2)	8.0%		11.0	%(6)	6.2%		21.0%
Return on Average Assets	9.3%	14.7%	6.6%	5.8	%(2)	4.5%		8.0	%(6)	3.4%		15.5%
Return on Average Capital Employed	10.5%	15.7%	7.3%	6.4	%(2)	5.0%		8.7	%(6)	4.0%		16.9%
Return on Average Shareholders’ Equity	13.2%	15.7%	9.9%	6.4	%(2)	6.9%		9.4	%(6)	5.5%		19.4%
Liquidity
Current Ratio	4.0	3.3	5.3	3.8		5.7		3.9		8.3		4.0
Debt to Debt— Equity Ratio	26.5%	—	26.3%	—		27.0%		13.2%		27.0%		12.9%
Per Share Data
Earnings per Share From Continuing Operations— Diluted	$0.36	$0.41	$0.27	$0.17	(2)	$0.18		$0.24	(6)	$0.14		$0.52
Earnings (Loss) per Share From Discontinued Operations— Diluted	(0.01)	0.03	(0.06)	0.02		(1.00	)(4)	(0.01)		(0.02	)(8)	(0.07)
Earnings (Loss) per Share—Diluted	0.35	0.44	0.21	0.19	(2)	(0.82	)(4)	0.23	(6)	0.12	(8)	0.45
Dividends Declared per Share	0.12	0.11	0.12	0.11		0.12		0.11		0.12		0.12
Book Value per Share, Net of Treasury Stock	10.93	10.41	11.04	10.41		10.14		10.46		10.13		10.78
Market Price per Share, Quarter High	28.05	29.13	27.65	26.44		25.91		25.56		23.66		25.94
Market Price per Share, Quarter Low	23.88	21.94	23.67	21.00		20.19		19.94		18.90		20.50
Quarter-End Closing Stock Price	26.98	27.31	25.65	21.00		20.93		23.00		22.68		24.88

(1)	Includes unusual litigation-related charges of $12.6 million.

(2)	Includes the after tax effect, $8.0 million or $0.26 per share, of the unusual litigation-related charges.

(3)	Includes a special charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million.

(4)	Includes the after tax effect, $26.4 million or $0.88 per share, of the special charge to write-down the value of assets of the Fluid Power Products Group.

(5)	Includes unusual litigation-related charges of $9.1 million.

(6)	Includes the after tax effect, $5.7 million or $0.19 per share, of the unusual litigation-related charges.

(7)	Includes a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million.

(8)	Includes the after tax effect, $0.1 million, of the net gain on the sale of the assets of the Fluid Power Products Group. The per share impact was negligible.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required with respect to the directors of the Company is included in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. The information required with respect to executive officers of the Company is as follows:

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (61)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.
John R. Emling (46)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President— Bearing Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.
John F. Brocci (59)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.
Kenneth W. Crawford (44)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford joined Kaydon as Vice President and Corporate Controller in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is included in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

The following Consolidated Financial Statements of the Company included in Item 8 herein, as required at December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

3. Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement dated as of August 11, 2000, between the Registrant and Tridan International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).
2.2	Asset Purchase Agreement dated as of August 11, 2000 among the Registrant and Canfield Technologies, Inc. and Environmental Alloys, Inc. (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of August 11, 2000, among the Registrant and Daniel V. Grossman, Charles F. Holmes, and Jeffery A. Kunkel (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).
2.4	Real Estate Purchase Agreement, dated as of August 11, 2000, by and between the Registrant and Tridan, LLC. (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on September 5, 2000 and incorporated herein by reference).
2.5	Stock Purchase Agreement, dated as of March 1, 2001, by and among the Registrant, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2001 and incorporated herein by reference).
3.1	Composite Restated Certificate of Incorporation of the Registrant, incorporating all amendments to date (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/ A, Amendment No. 2 for the year ended December 31, 2000, filed on November 13, 2001, and incorporated herein by reference).
3.2	By-Laws of the Registrant, as amended and restated on February 21, 2000 (previously filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit	Description

4.1	Form of Stock Certificate for Kaydon Common Stock (previously filed as Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (No. 2-89399) and incorporated herein by reference).
4.2	Rights Agreement, dated as of May 4, 2000, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference).
4.3	Notice Letter, dated June 23, 2000, from the Registrant to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Registrant’s Rights Agreement, dated as of May 4, 2000 (previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K/ A, Amendment No. 2, for the year ended December 31, 2000, filed on November 13, 2001, and incorporated herein by reference).
10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan as amended and restated December 14, 1994 effective January 1, 1989 (previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.2	Electro-Tec Corporation Employee Retirement Benefit Plan as amended and restated December 14, 1994 effective July 1, 1989 (previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.3	Kaydon Corporation 1993 Stock Option Plan (previously filed as Exhibit A to the Registrant’s Proxy Statement dated March 10, 1993 and incorporated herein by reference) (SEC File No. 0-12640).
10.4	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan (previously filed as Exhibit B to the Registrant’s Proxy Statement dated March 10, 1993 and incorporated herein by reference) (SEC File No. 0-12640).
10.5	Kaydon Corporation Supplemental Executive Retirement Plan (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.6	Change in Control Compensation Agreements Versions A & B (previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.7	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit A to the Registrant’s Proxy Statement dated March 18, 1999 and incorporated herein by reference).
10.8	Credit Agreement dated as of June 17, 1999 among the Registrant, certain domestic subsidiaries, and various lenders including Bank One, Michigan as Administrative Agent (previously filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
21	Subsidiaries of Registrant.
23	Consent of Independent Public Accountants.

(b)	Reports on Form 8-K

On October 15, 2001, the Company filed a Form 8-K under Item 9 commenting on third quarter 2001 earnings, announcing a special non-cash charge of $38.1 million to write-down the assets of certain businesses and to announce a conference call.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: March 15, 2002	By: /s/ BRIAN P. CAMPBELL

Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 15, 2002	By: /s/ KENNETH W. CRAWFORD

Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

/s/ GERALD J. BREEN	March 15, 2002
Gerald J. Breen Director

/s/ BRIAN P. CAMPBELL	March 15, 2002
Brian P. Campbell Chairman

/s/ THOMAS C. SULLIVAN	March 15, 2002
Thomas C. Sullivan Director

/s/ ROBERT M. TEETER	March 15, 2002
Robert M. Teeter Director

/s/ B. JOSEPH WHITE	March 15, 2002
B. Joseph White Director

Schedule II. Valuation and Qualifying Accounts for the years ended
December 31, 2001, 2000 and 1999

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Description	of Period	and Expenses	Deductions	Period

			(A)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2001	$1,654,000	$771,000	$(230,000)	$2,195,000
2000	$1,421,000	$20,000	$213,000	$1,654,000
1999	$1,283,000	$175,000	$(37,000)	$1,421,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

F-1

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of Registrant.
23	Consent of Independent Public Accountants.