Form 10-Q
period 2002-03-30
KAYDON CORP
filed 2002-05-03
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended March 30, 2002	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Common Stock Outstanding at April 26, 2002 – 30,032,409 shares, $.10 par value.

PART I — FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS — MARCH 30, 2002 AND DECEMBER 31,2001
CONSOLIDATED CONDENSED STATEMENTS OF INCOME — QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Stock Option Plan
Non-Employee Directors Stock Option Plan
Employee Stock Ownership and Thrift Plan
Employee Retirement Benefit Plan

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2002

INDEX

Page No.

Part I — Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets - March 30, 2002 and December 31, 2001	1
Consolidated Condensed Statements of Income - Quarters Ended March 30, 2002 and March 31, 2001	2
Consolidated Condensed Statements of Cash Flows - Quarters Ended March 30, 2002 and March 31, 2001	3
Notes to Consolidated Condensed Financial Statements	4 - 13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 -18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Part II — Other Information:
Item 1. — Legal Proceedings	19
Item 6. — Exhibits and Reports on Form 8-K	19
Signatures	20

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 30, 2002	December 31, 2001

	(Unaudited)
Assets:
Cash and cash equivalents	$126,743,000	$152,570,000
Accounts receivable, net	40,631,000	38,432,000
Inventories, net	54,337,000	55,066,000
Other current assets	15,799,000	15,706,000

Total current assets	237,510,000	261,774,000

Property, plant and equipment, net	82,882,000	84,273,000
Cost in excess of net tangible assets of purchased businesses, net (“Goodwill”)	121,683,000	121,708,000
Other assets	29,896,000	30,043,000

Total assets	$471,971,000	$497,798,000

Liabilities and Shareholders’ Equity:
Accounts payable	$9,812,000	$10,117,000
Accrued expenses	35,360,000	21,528,000

Total current liabilities	45,172,000	31,645,000

Long-term debt	72,177,000	112,194,000
Long-term liabilities	49,100,000	50,155,000

Total long-term liabilities	121,277,000	162,349,000

Shareholders’ equity:
Common stock	3,691,000	3,691,000
Paid-in capital	45,824,000	45,017,000
Retained earnings	410,355,000	408,058,000
Less — treasury stock, at cost	(135,137,000)	(135,782,000)
Less- restricted stock awards	(10,827,000)	(9,619,000)
Accumulated other comprehensive loss	(8,384,000)	(7,561,000)

	305,522,000	303,804,000

Total liabilities and Shareholders’ equity	$471,971,000	$497,798,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended

	March 30, 2002	March 31, 2001

Net sales	$66,145,000	$76,596,000
Cost of sales	43,910,000	48,737,000

Gross profit	22,235,000	27,859,000
Selling, general, and administrative expenses	12,980,000	11,437,000

Operating income from continuing operations	9,255,000	16,422,000
Interest income, net, from continuing operations	45,000	572,000

Income from continuing operations before income taxes	9,300,000	16,994,000
Provision for income taxes	3,348,000	6,287,000

Net income from continuing operations	$5,952,000	$10,707,000

Discontinued Operations
(Loss) from operations of discontinued segment	—	(495,000)
(Credit) for income taxes	—	(183,000)

Net (loss) from discontinued operations	—	(312,000)

Net Income	$5,952,000	$10,395,000

Weighted Average Common Shares:
Basic	29,977,000	29,929,000
Diluted	29,986,000	29,958,000
Earnings Per Share- Continuing Operations
Basic	$.20	$.36
Diluted	$.20	$.36
(Loss) Per Share- Discontinued Operations
Basic	—	$(0.01)
Diluted	—	$(0.01)
Earnings Per Share
Basic	$.20	$.35
Diluted	$.20	$.35

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	March 30, 2002	March 31, 2001

Cash flows from operating activities	$19,788,000	$17,497,000

Cash flows used in investing activities:
Capital expenditures, net	(1,691,000)	(3,621,000)
Acquisition of business, net	—	(70,497,000)

Cash used in investing activities	(1,691,000)	(74,118,000)

Cash flows from (used in) financing activities:
Dividends paid	(3,645,000)	(3,643,000)
Long-term debt:
Issuance	—	70,750,000
Retirement	(40,017,000)	(18,000)
Proceeds from issuance of common stock	—	713,000
Purchase of treasury stock	—	(173,000)

Cash from (used in) financing activities	(43,662,000)	67,629,000

Cash (used in) discontinued operations	—	(2,622,000)
Effect of exchange rate changes on cash and cash equivalents	(262,000)	(385,000)

Net increase (decrease) in cash and cash equivalents	(25,827,000)	8,001,000
Cash and cash equivalents — Beginning of period	152,570,000	114,965,000

Cash and cash equivalents — End of period	$126,743,000	$122,966,000

Cash expended for income taxes	$979,000	$5,141,000

Cash expended for interest	$619,000	$600,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement amends the accounting for goodwill and intangible assets. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Kaydon, as required, adopted the pronouncement in the fiscal year beginning January 1, 2002. As a result of the adoption of the pronouncement, Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets during 2002. Goodwill amortization from continuing operations was $.8 million during the first quarter of 2001. In accordance with the new pronouncement, during the first quarter of 2002 the Company completed a reassessment of the useful lives of its intangible assets other than goodwill, and adjustments were made accordingly. Intangible assets deemed to have indefinite useful lives were tested for impairment as of January 1, 2002, with no impairment loss being realized. The Company is currently assessing the effect of this new pronouncement related to the impairment testing of goodwill, but at this time can not estimate the impact, if any, on the consolidated financial statements.

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

(2)	Inventories are summarized as follows:

	March 30, 2002	December 31, 2001

Raw Material	$17,954,000	$17,482,000
Work in Process	13,362,000	11,227,000
Finished Goods	23,021,000	26,357,000

	$54,337,000	$55,066,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments. Other comprehensive loss, net of tax, was approximately $(.8) million and $(2.3) million, resulting in comprehensive income of $5.1 million and $8.1 million for the quarters ended March 30, 2002 and March 31, 2001.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended

	March 30, 2002	March 31, 2001

Numerators:
Numerators for both basic and diluted earnings per share, net income from continuing operations	$5,952,000	$10,707,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	29,977,000	29,929,000
Potential dilutive shares resulting from stock options and restricted stock awards	9,000	29,000

Denominators for dilutive earnings per share from continuing operations	29,986,000	29,958,000

Earnings per share from continuing operations:
Basic	$.20	$.36

Diluted	$.20	$.36

Options to purchase 110,850 shares of common stock at prices ranging from $26.01 to $33.31 per share were outstanding during the first quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 111,400 shares of common stock at prices ranging from $31.44 to $33.31 per share were outstanding during the first quarter of 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share are based on an average of the potential dilutive shares resulting from stock option plans for the periods presented.

(5)	The Company operates through individual operating units for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance (“operating segments”). The Company’s operating segments manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers or integrators. Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into four reportable segments. Prior to the fourth quarter of 2001 the Company aggregated its operating segments into a single reportable segment referred to as Custom-Engineered Products. Due to changes in economic conditions affecting certain operating segments, during the fourth quarter of 2001 the Company changed the way it aggregates operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

The Company has four reportable segments engaged in the manufacture and sale of the following:

Specialty Metal Formed Products – complex metal products used in specialized industrial and aerospace equipment applications. Products include anti-friction bearings, split roller bearings, specialty balls, industrial shock absorbers and metal retaining devices.

Ring, Seal and Filtration Products – complex and standard ring, seal and filtration products used in demanding industrial, aerospace, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, fiber optic rotary joints, filter elements and filtration systems.

Fluid Power Products – standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001. Its results have been presented separately in the consolidated financial statements in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Metal Products- metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

The accounting policies of the operating segments are the same as those of the Company. Segment performance is evaluated based on segment operating income (which includes an estimated provision for state income taxes) and segment assets.

Items not allocated to segment operating income include depreciation of corporate fixed assets, certain amortization and corporate administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, fixed assets and certain prepaid expenses. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	Quarter Ended

Net sales	March 30, 2002	March 31, 2001

Specialty Metal Formed Products
External customers	$38,697,000	$46,178,000
Intersegment	70,000	124,000

	38,767,000	46,302,000
Ring, Seal and Filtration Products
External customers	22,451,000	22,924,000
Intersegment	(70,000)	(124,000)

	22,381,000	22,800,000
Fluid Power Products	—	14,758,000
Other Metal Products	4,997,000	7,494,000

Total segment net sales	66,145,000	91,354,000
Net sales of discontinued operations	—	(14,758,000)

Total consolidated net sales	$66,145,000	$76,596,000

	Quarter Ended

Operating income (loss)	March 30, 2002	March 31, 2001

Specialty Metal Formed Products	$5,463,000	$13,237,000
Ring, Seal and Filtration Products	3,330,000	3,433,000
Fluid Power Products	—	(495,000)
Other Metal Products	359,000	756,000

Total segment operating income	9,152,000	16,931,000
State income tax provision included in segment operating income	349,000	355,000
Items not allocated to segment operating income	(246,000)	(1,359,000)
Interest expense	(599,000)	(1,047,000)
Interest income	644,000	1,619,000
Operating loss of discontinued operations	—	495,000

Income from continuing operations before income taxes	$9,300,000	$16,994,000

	Quarter Ended

Depreciation and amortization	March 30, 2002	March 31, 2001

Specialty Metal Formed Products	$2,314,000	$2,268,000
Ring, Seal and Filtration Products	686,000	842,000
Fluid Power Products	—	1,468,000
Other Metal Products	138,000	391,000
Corporate	238,000	130,000

	3,376,000	5,099,000
Depreciation and amortization of discontinued operations	—	(1,468,000)

Total consolidated depreciation and amortization of continuing operations	$3,376,000	$3,631,000

	Quarter Ended

Additions to property, plant and equipment, net	March 30, 2002	March 31, 2001

Specialty Metal Formed Products	$595,000	$1,940,000
Ring, Seal and Filtration Products	855,000	529,000
Fluid Power Products	—	832,000
Other Metal Products	61,000	18,000
Corporate	180,000	1,134,000

	1,691,000	4,453,000
Additions to property, plant and equipment, net, of discontinued operations	—	(832,000)

Total consolidated additions to property, plant and equipment, net, of continuing operations	$1,691,000	$3,621,000

	Quarter Ended

Total assets	March 30, 2002	March 31, 2001

Specialty Metal Formed Products	$210,418,000	$229,152,000
Ring, Seal and Filtration Products	70,707,000	69,812,000
Fluid Power Products	—	68,733,000
Other Metal Products	44,655,000	51,048,000
Corporate	146,191,000	140,447,000

Total consolidated assets	$471,971,000	$559,192,000

(6)	At March 30, 2002, borrowings under the Company’s revolving credit facility totaled $72.2 million. The revolving credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 2.4 percent during the first quarter of 2002 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at March 30, 2002. After consideration of the facility’s covenants, and of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $78.6 million at March 30, 2002.

(7)	On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively, “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufacturers a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the financial statements since the effective acquisition date.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2001, net sales, net income, basic earnings per share and diluted earnings per share for the first quarter of 2001 would have been $82.8 million, $10.8 million, $.36 and $.36.

(8)	As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions and discovery were completed during April 2002. Furthermore, at a meeting held on March 19, 2002, the Court set January 13, 2003 as the trial date for the entire action. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this matter. While management currently believes the amount of the ultimate liability, if any, with respect to these actions will not materially affect the financial condition, results of operations, or liquidity of the Company, management realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

As previously reported, in June 1996, the U.S. government commenced a grand jury investigation relating to a May 9, 1996 accident involving a Sikorsky Aircraft Corporation CH-53E helicopter. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, insures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

As previously reported, in October 1995, Cooper Split Roller Bearing (“Cooper”), a subsidiary of the Company, was named as a defendant in a lawsuit commenced in the U.S. District Court for the Western District of Pennsylvania. In July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of the lawsuit, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of the litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 2002, Kaydon Corporation and subsidiaries (the “Company”) achieved sales from continuing operations of $66.1 million, down 13.6 percent from $76.6 million in the first quarter of 2001. These sales figures continue to reflect the slowdown in industrial manufacturing activity in this country and abroad. Specifically, reduced demand for custom engineered bearings and specialty ball products from the specialty electronic manufacturing equipment market, construction and mining equipment markets, other heavy industrial equipment markets, and the specialty ball markets was evident as compared to the first quarter of 2001. Sales of these products both to original equipment manufacturer’s and distribution networks declined compared to the first quarter of 2001.

Gross profit during the first quarter of 2002 of $22.2 million was 33.6 percent of sales, compared with $27.9 million or 36.4 percent of sales in the first quarter of 2001. The gross profit percentage achieved in the first quarter of 2002 was negatively impacted by reduced volumes and unfavorable sales mix. The gross profit percentage achieved during the first quarter was slightly better than the gross profit percentage of 33.4 percent achieved in the fourth quarter of 2001.

Selling, general and administrative expenses during the first quarter of 2002, were $13.0 million or 19.6 percent of sales as compared to $11.4 million or 14.9 percent of sales during the first quarter of 2001. Reductions in goodwill amortization during the quarter of $.8 million due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” partially offset increases in selling, general and administrative expenses related to the ACE Controls, Inc. acquisition. Excluding the impact of the accounting change related to goodwill amortization, and the additional selling, general and administrative expenses due to the ACE Controls, Inc. acquisition, selling, general and administrative expenses were flat with the first quarter of 2001.

Operating income from continuing operations during the first quarter of 2002 was $9.3 million or 14.0 percent of sales as compared to $16.4 million or 21.4 percent of sales in the first quarter of 2001.

The effective income tax rate in the first quarter of 2002 was 36.0 percent as compared to a 37.0 percent tax rate realized during 2001. This slight reduction relates primarily to the adoption of SFAS 142 as goodwill is no longer amortized for book purposes. The decrease in the effective tax rate was minimized as the majority of goodwill amortization expense is deductible for tax purposes. The Company expects the effective tax rate for the 2002 year to remain approximately 36 percent.

First quarter 2002 net income from continuing operations was $6.0 million, or 9.0 percent of sales. Earnings per share from continuing operations on a diluted basis equaled $.20. First quarter 2001 net income from continuing operations and diluted earnings per share from continuing operations were $10.7 million and $.36. Excluding goodwill amortization, first quarter 2001 net income from continuing operations and diluted earnings per share from continuing operations would have been $11.2 million and $.37.

As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions and discovery were completed during April 2002. Furthermore, at a meeting held on March 19, 2002, the Court set January 13, 2003 as the trial date for the entire action. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimate to litigate this matter. While management currently believes the amount of the ultimate liability, if any, with respect to these actions will not materially affect the financial condition, results of operations, or liquidity of the Company, management realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Liquidity and Capital Resources

Working capital was $192.3 million at March 30, 2002 reflecting a current ratio of 5.3 to 1 compared to $230.1 million and a current ratio of 8.3 to 1 at year-end 2001. The reduction in working capital is primarily due to a $40.0 million debt reduction payment that lowered the Company’s cash and cash equivalents balance during the quarter. Cash flow from continuing operations during the first quarter of 2002, including a tax refund of $10.1 million relating to the Fluid Power Products Group disposition completed at year-end 2001, was $19.8 million compared to cash flow from continuing operations of $17.5 million achieved during the first quarter last year. Cash flow from operations was negatively impacted during the first quarter of 2002 compared to the comparable period last year by lower net income.

Depreciation and amortization for the first quarter of 2002 totaled $3.4 million compared to $3.6 million in the first quarter of 2001. The decrease was due to reduced levels of goodwill amortization during the quarter of $.8 million, offset by increases in depreciation and other intangible amortization primarily due to the ACE Controls, Inc. acquisition completed in March 2001.

Cash and cash equivalents equaled $126.7 million at the end of the first quarter 2002 as compared to the year-end 2001 balance of $152.6 million. Operating cash flow during the quarter, including the tax receipt of $10.1 million, was offset by debt reduction payments of $40.0 million, dividend payments of $3.6 million, and capital expenditures of $1.7 million. The debt reduction payment in the first quarter of 2002 was in response to an increasing negative spread between the interest rate on debt and the interest rate on invested cash.

Management expects that the Company’s planned capital requirements for the remainder of 2002, which consists of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at March 30, 2002 was $96.5 million compared to $91.6 million at the end of 2001. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, management believes that the Company, along with most industrial companies, has seen or is near the bottom of the recent economic downturn that has been evident in the United States and abroad. Management expects orders to rise marginally in the second quarter of 2002, with a more significant increase not expected until later in the summer. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

New Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement amends the accounting for goodwill and intangible assets. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Kaydon, as required, adopted the pronouncement in the fiscal year beginning January 1, 2002. As a result of the adoption of the pronouncement, Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets during 2002. Goodwill amortization from continuing operations was $.8 million during the first quarter of 2001. In accordance with the new pronouncement, during the first quarter of 2002 the Company completed a reassessment of the useful lives of its intangible assets other than goodwill, and adjustments were made accordingly. Intangible assets deemed to have indefinite useful lives were tested for impairment as of January 1, 2002, with no impairment loss being realized. The Company is currently assessing the effect of this new pronouncement related to the impairment testing of goodwill, but at this time can not estimate the impact, if any, on the consolidated financial statements.

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

Forward-Looking Statements

This form 10-Q contains forward-looking statements within the meaning of the federal securities laws. While the Company believes any forward-looking statements made are reasonable, actual results could differ materially since the statements are based on our current expectations, estimates, forecasts and projections about the markets in which the Company operates, management’s beliefs, and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “going forward”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Business Risks”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 24 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the first quarter of 2002) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. An 18 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the first quarter of 2002) would have an immaterial impact on the Company’s pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. As of March 30, 2002, the Company had not established a foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

PART II.OTHER INFORMATION

Item 1.	Legal Proceedings. See the discussion in Note 8 to Consolidated Condensed Financial Statements, which discussion is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibit No.	Description

10.1	Kaydon Corporation 1993 Stock Option Plan (as amended)
10.2	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan (as amended)
10.3	Kaydon Corporation Employee Stock Ownership and Thrift Plan (as amended)
10.4	Electro-Tec Corporation Employee Retirement Benefit Plan (as amended)

B.	Reports on Form 8-K

On January 4, 2002, the Company filed a Form 8-K under Item 5 reporting the sale of substantially all of the assets and liabilities of its Fluid Power Products Group in a transaction effective as of December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 3, 2002	/s/ Brian P. Campbell Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

May 3, 2002	/s/ Kenneth W. Crawford Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Kaydon Corporation 1993 Stock Option Plan (as amended).
10.2	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan (as amended).
10.3	Kaydon Corporation Employee Stock Ownership and Thrift Plan (as amended).
10.4	Electro-Tec Corporation Employee Retirement Benefit Plan (as amended).