Form 10-Q
period 2002-06-29
KAYDON CORP
filed 2002-08-09
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended June 29, 2002	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Common Stock Outstanding at July 22, 2002 – 30,476,818 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2002

INDEX

Page No.

Part I — Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets - June 29, 2002 and December 31, 2001	1
Consolidated Condensed Statements of Income - Quarter and First Half Ended June 29, 2002 and June 30, 2001	2
Consolidated Condensed Statements of Cash Flows - First Half Ended June 29, 2002 and June 30, 2001	3
Notes to Consolidated Condensed Financial Statements	4 - 16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23 - 24
Part II — Other Information:
Item 1. — Legal Proceedings	25
Item 4. — Submission of Matters to a Vote of Security Holders	25
Item 6. — Exhibits and Reports on Form 8-K	25
Signatures	26

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 29, 2002	December 31, 2001

	(UNAUDITED)
Assets:
Cash and cash equivalents	$123,295,000	$152,570,000
Accounts receivable, net	45,680,000	38,432,000
Inventories, net	52,148,000	55,066,000
Other current assets	17,462,000	15,706,000

Total current assets	238,585,000	261,774,000

Property, plant and equipment, net	84,922,000	84,273,000
Cost in excess of net assets of purchased businesses, net (“Goodwill”)	124,960,000	121,708,000
Other intangible assets	10,164,000	11,066,000
Other assets	19,445,000	18,977,000

Total assets	$478,076,000	$497,798,000

Liabilities and Shareholders’ Equity:
Accounts payable	$10,626,000	$10,117,000
Accrued expenses	37,899,000	21,528,000

Total current liabilities	48,525,000	31,645,000

Long-term debt	72,161,000	112,194,000
Long-term liabilities	49,123,000	50,155,000

Total long-term liabilities	121,284,000	162,349,000

Shareholders’ equity:
Common stock	3,693,000	3,691,000
Paid-in capital	45,713,000	45,017,000
Retained earnings	409,121,000	408,058,000
Less — treasury stock, at cost	(135,157,000)	(135,782,000)
Less — restricted stock awards	(9,995,000)	(9,619,000)
Accumulated other comprehensive loss	(5,108,000)	(7,561,000)

	308,267,000	303,804,000

Total liabilities and shareholders’ equity	$478,076,000	$497,798,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$73,243,000	$74,074,000	$139,388,000	$150,670,000
Cost of sales	48,619,000	48,086,000	92,529,000	96,823,000

Gross profit	24,624,000	25,988,000	46,859,000	53,847,000
Selling, general, and administrative expenses	13,482,000	12,714,000	26,462,000	24,151,000
Unusual litigation-related charge	7,500,000	—	7,500,000	—

Operating income from continuing operations	3,642,000	13,274,000	12,897,000	29,696,000
Interest income (expense), net, from continuing operations	144,000	(302,000)	189,000	270,000

Income from continuing operations before income taxes	3,786,000	12,972,000	13,086,000	29,966,000
Provision for income taxes	1,363,000	4,800,000	4,711,000	11,087,000

Net income from continuing operations	2,423,000	8,172,000	8,375,000	18,879,000

Discontinued Operations
(Loss) from operations of discontinued segment before income taxes	—	(2,666,000)	—	(3,161,000)
(Credit) for income taxes	—	(986,000)	—	(1,169,000)

Net (loss) from discontinued operations	—	(1,680,000)	—	(1,992,000)

Net income	$2,423,000	$6,492,000	$8,375,000	$16,887,000

Weighted Average Common Shares:
Basic	29,987,000	29,973,000	29,982,000	29,951,000
Diluted	30,015,000	30,030,000	30,001,000	29,994,000
Earnings Per Share-Continuing Operations
Basic	$0.08	$.27	$0.28	$.63
Diluted	$0.08	$.27	$0.28	$.63
(Loss) Per Share – Discontinued Operations
Basic	—	$(0.06)	—	$(0.07)
Diluted	—	$(0.06)	—	$(0.07)
Earnings Per Share
Basic	$0.08	$.22	$0.28	$.56
Diluted	$0.08	$.22	$0.28	$.56
Dividends Declared Per Share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended

	June 29, 2002	June 30, 2001

Cash flows from operating activities	$26,579,000	$18,449,000

Cash flows used in investing activities:
Capital expenditures, net	(4,479,000)	(5,732,000)
Acquisition of businesses, net	(4,401,000)	(70,584,000)

Cash used in investing activities	(8,880,000)	(76,316,000)

Cash flows from (used in) financing activities:
Dividends paid	(7,300,000)	(7,287,000)
Long-term debt:
Issuance	—	70,750,000
Retirement	(40,034,000)	(33,000)
Proceeds from issuance of common stock	475,000	1,096,000
Purchase of treasury stock	(20,000)	(546,000)

Cash from (used in) financing activities	(46,879,000)	63,980,000

Cash (used in) discontinued operations	—	(1,885,000)
Effect of exchange rate changes on cash and cash equivalents	(95,000)	(566,000)

Net increase (decrease) in cash and cash equivalents	(29,275,000)	3,662,000
Cash and cash equivalents — Beginning of period	152,570,000	114,965,000

Cash and cash equivalents — End of period	$123,295,000	$118,627,000

Cash expended for income taxes	$6,431,000	$13,865,000

Cash expended for interest	$1,066,000	$1,975,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement amends the accounting for goodwill and intangible assets. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Kaydon, as required, adopted the pronouncement in the fiscal year beginning January 1, 2002. Please refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q for additional information on the implementation status of SFAS No. 142 at Kaydon.

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

(2)	Inventories are summarized as follows:

	June 29, 2002	December 31, 2001

Raw Material	$17,958,000	$17,482,000
Work in Process	12,875,000	11,227,000
Finished Goods	21,315,000	26,357,000

	$52,148,000	$55,066,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments and unrealized loss on derivative financial instruments. Other comprehensive income, net of tax, was approximately $3.3 million and $0.1 million, resulting in comprehensive income of $5.7 million and $6.6 million for the quarters ended June 29, 2002 and June 30, 2001. On a first half basis, other comprehensive income (loss), net of tax, was approximately $2.5 million and $(2.1) million, resulting in year to date comprehensive income of $10.8 million and $14.7 million for the first halves ended June 29, 2002 and June 30, 2001.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended

	June 29, 2002	June 30, 2001

Numerators:
Numerators for both basic and diluted earnings per share, net income from continuing operations	$2,423,000	$8,172,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	29,987,000	29,973,000
Potential dilutive shares resulting from stock options and restricted stock awards	28,000	57,000

Denominators for dilutive earnings per share from continuing operations	30,015,000	30,030,000

Earnings per share from continuing operations:
Basic	$.08	$.27

Diluted	$.08	$.27

	First Half Ended

	June 29, 2002	June 30, 2001

Numerators:
Numerators for both basic and diluted earnings per share, net income from continuing operations	$8,375,000	$18,879,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	29,982,000	29,951,000
Potential dilutive shares resulting from stock options and restricted stock awards	19,000	43,000

Denominators for dilutive earnings per share from continuing operations	30,001,000	29,994,000

Earnings per share from continuing operations:
Basic	$.28	$.63

Diluted	$.28	$.63

Options to purchase 125,850 shares of common stock at prices ranging from $28.35 to $33.3125 per share were outstanding during the second quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 115,300 shares of common stock at prices ranging from $26.01 to $33.3125 per share were outstanding during the second quarter of 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

The Company has three continuing reportable segments and one discontinued reportable segment engaged in the manufacture and sale of the following:

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

Other Metal Products – metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

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

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net Sales
Specialty Metal Formed Products
External customers	$42,546,000	$45,351,000	$81,243,000	$91,529,000
Intersegment	74,000	107,000	144,000	231,000

	42,620,000	45,458,000	81,387,000	91,760,000
Ring, Seal and Filtration Products
External customers	24,071,000	22,632,000	46,522,000	45,556,000
Intersegment	(74,000)	(107,000)	(144,000)	(231,000)

	23,997,000	22,525,000	46,378,000	45,325,000
Fluid Power Products	—	15,526,000	—	30,284,000
Other Metal Products	6,626,000	6,091,000	11,623,000	13,585,000

Total segment net sales	73,243,000	89,600,000	139,388,000	180,954,000
Net sales of discontinued operations	—	(15,526,000)	—	(30,284,000)

Total consolidated net sales	$73,243,000	$74,074,000	$139,388,000	$150,670,000

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Operating income (loss)
Specialty Metal Formed Products	$7,059,000	$9,627,000	$12,522,000	$22,864,000
Ring, Seal and Filtration Products	2,988,000	3,142,000	6,318,000	6,575,000
Fluid Power Products	—	(2,666,000)	—	(3,161,000)
Other Metal Products	549,000	168,000	908,000	924,000

Total segment operating income	10,596,000	10,271,000	19,748,000	27,202,000
State income tax provision included in segment operating income	403,000	130,000	752,000	485,000
Items not allocated to segment operating income	(7,357,000)	207,000	(7,603,000)	(1,152,000)
Interest expense	(441,000)	(1,524,000)	(1,040,000)	(2,571,000)
Interest income	585,000	1,222,000	1,229,000	2,841,000
Operating loss of discontinued operations	—	2,666,000	—	3,161,000

Total consolidated income from continuing operations before income taxes	$3,786,000	$12,972,000	$13,086,000	$29,966,000

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Depreciation and amortization
Specialty Metal Formed Products	$2,891,000	$2,735,000	$5,205,000	$5,003,000
Ring, Seal and Filtration Products	908,000	845,000	1,594,000	1,687,000
Fluid Power Products	—	1,453,000	—	2,921,000
Other Metal Products	139,000	391,000	277,000	782,000
Corporate	243,000	215,000	481,000	345,000

	4,181,000	5,639,000	7,557,000	10,738,000
Depreciation and amortization of discontinued operations	—	(1,453,000)	—	(2,921,000)

Total consolidated depreciation and amortization of continuing operations	$4,181,000	$4,186,000	$7,557,000	$7,817,000

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Additions to property, plant and equipment, net
Specialty Metal Formed Products	$1,433,000	$1,402,000	$2,028,000	$3,342,000
Ring, Seal and Filtration Products	1,136,000	570,000	1,991,000	1,099,000
Fluid Power Products	—	845,000	—	1,677,000
Other Metal Products	86,000	150,000	147,000	168,000
Corporate	133,000	(11,000)	313,000	1,123,000

	2,788,000	2,956,000	4,479,000	7,409,000
Additions to property, plant and equipment, net, of discontinued operations	—	(845,000)	—	(1,677,000)

Total consolidated additions to property, plant and equipment, net, of continuing operations	$2,788,000	$2,111,000	$4,479,000	$5,732,000

	Period Ended

	June 29, 2002	Dec. 31, 2001

Total assets
Specialty Metal Formed Products	$213,752,000	$211,769,000
Ring, Seal and Filtration Products	78,256,000	71,285,000
Other Metal Products	44,700,000	45,723,000
Corporate	141,368,000	169,021,000

Total consolidated assets	$478,076,000	$497,798,000

(6)	At June 29, 2002, borrowings under the Company’s revolving credit facility totaled $72.2 million. The revolving credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 2.4 percent during the second quarter of 2002 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at June 29, 2002. After consideration of the facility’s covenants, and of outstanding standby letters of credit, the Company has available credit under its revolving credit facility of $73.4 million at June 29, 2002.

(7)	On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively, “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufacturers a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the financial statements since the effective acquisition date.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2001, net sales, net income from continuing operations, basic earnings per share from continuing operations and diluted earnings per share from continuing operations for the first half of 2001 would have been $156.9 million, $19.0 million, $.63 and $.63.

(8)	As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions and discovery were completed during April 2002, and expert discovery was completed in May 2002. On July 15, 2002, the Company filed a motion for summary judgment dismissing all the claims against it. This motion will not be fully briefed before October 25, 2002. The Court has set January 13, 2003 as the trial date for the entire action, but it is very likely that the trial date will be adjourned until some later point in 2003. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $0.9 million in 1999, $2.8 million in 2000, $3.9 million in 2001, and $2.8 million during the first half of 2002. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from recent spending levels and new information regarding forecasted spending levels to complete the trial phase. Accordingly, as of June 29, 2002, a $9.1 million accrual is recorded as a current liability in the consolidated financial statements, reflecting the estimated costs to litigate this matter through the trial phase. While management currently believes the amount of the ultimate liability, if any, with respect to this action will not materially affect the financial condition, results of operations, or liquidity of the Company, management realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

As previously reported, in April 2001, the Company reached a settlement with the U.S. government regarding its grand jury investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, insures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

As previously reported, in July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of a lawsuit which involved one of Kaydon’s subsidiaries as the defendant, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of the litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

In August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals, in the United States District Court for the Southern District of Texas. Currently, the Company’s insurance provider is in the process of responding to the claim. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy. Further, the Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government inspectors and Sikorsky Aircraft Corporation. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. An accrual is recorded in the consolidated financial statements equal to the Company’s most current and best estimates to litigate these legal actions.

(9)	As required, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets beginning in 2002, but is required to subject these assets to an annual impairment analysis. During the first quarter of 2002, intangible assets deemed to have indefinite useful lives were tested for impairment as of January 1, 2002, with no impairment loss being realized.

During the second quarter of 2002, the Company completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of each of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. As a result of completing step one, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicates potential goodwill impairment. Both reporting units are part of the Company’s “Other Metal Products” reporting segment. The Company has engaged a valuation specialist to assist it in completing step two of the transitional goodwill impairment test, which measures the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill as of January 1, 2002. The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002. The Company expects to complete step two of the impairment test during the third quarter of 2002. In accordance with SFAS No. 142, any goodwill impairment loss measured during the completion of step two of the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle as of January 1, 2002. Therefore, as needed, previously reported first quarter and cumulative year-to-date results will be restated once step two is completed.

For comparability purposes, the following table is presented as if goodwill and indefinite-lived intangible assets were no longer amortized as of January 1, 2001:

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net income from continuing operations:
Reported net income from continuing operations	$2,423,000	$8,172,000	$8,375,000	$18,879,000
Goodwill amortization from continuing operations, net of tax	—	539,000	—	1,040,000
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	20,000	—	26,000

Adjusted net income from continuing operations	$2,423,000	$8,731,000	$8,375,000	$19,945,000

Basic earnings per share from continuing operations:
Reported net income from continuing operations	$0.08	$0.27	$0.28	$0.63
Goodwill amortization from continuing operations, net of tax	—	0.02	—	0.03
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—	—

Adjusted net income from continuing operations	$0.08	$0.29	$0.28	$0.66

Diluted earnings per share from continuing operations:
Reported net income from continuing operations	$0.08	$0.27	$0.28	$0.63
Goodwill amortization from continuing operations, net of tax	—	0.02	—	0.03
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—	—

Adjusted net income from continuing operations	$0.08	$0.29	$0.28	$0.66

	Quarter Ended		First Half Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net income:
Reported net income	$2,423,000	$6,492,000	$8,375,000	$16,887,000
Goodwill amortization, net of tax	—	747,000	—	1,456,000
Indefinite-lived intangible asset amortization, net of tax	—	20,000	—	26,000

Adjusted net income	$2,423,000	$7,259,000	$8,375,000	$18,369,000

Basic earnings per share:
Reported net income	$0.08	$0.22	$0.28	$0.56
Goodwill amortization, net of tax	—	0.02	—	0.05
Indefinite-lived intangible asset amortization, net of tax	—	—	—	—

Adjusted net income	$0.08	$0.24	$0.28	$0.61

Diluted earnings per share:
Reported net income	$0.08	$0.22	$0.28	$0.56
Goodwill amortization, net of tax	—	0.02	—	0.05
Indefinite-lived intangible asset amortization, net of tax	—	—	—	—

Adjusted net income	$0.08	$0.24	$0.28	$0.61

Other intangible assets are summarized as follows:

	As of June 29, 2002		As of December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$8,140,000	$1,432,000	$8,140,000	$862,000
Patents	1,553,000	493,000	1,353,000	395,000
Other	950,000	950,000	950,000	516,000

	$10,643,000	$2,875,000	$10,443,000	$1,773,000

	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first half ended June 29, 2002	$1,102,000
Estimated Intangible Assets Amortization Expense
For the year ended December 31, 2002	$1,522,000
For the year ended December 31, 2003	$840,000
For the year ended December 31, 2004	$840,000
For the year ended December 31, 2005	$840,000
For the year ended December 31, 2006	$840,000

During the second quarter of 2002, the Company acquired the net assets of a small, privately-held manufacturing company for $4.4 million, of which $0.2 million was assigned to a patent acquired, and $1.8 million was recognized as goodwill. The patent is being amortized over its estimated useful life of 10 years. The goodwill will be reported as part of the Company’s “Ring, Seal and Filtration Products” reporting segment, and will not be amortized.

(10)  During the second quarter of 2002, the Company entered into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign-currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The Company is not a party to leveraged derivatives. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related amendments, the Company formally documents its hedge relationships, including the identification of the hedging instrument and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. As of June 29, 2002, forward foreign exchange contracts representing a notional amount of $2.1 million were outstanding with maturities of less than one year. The currency hedged by the Company as of June 29, 2002 is the European Euro. The forward foreign exchange contracts entered into by the Company are accounted for as cash flow hedges. The fair value of these forward foreign exchange contracts recorded on the consolidated balance sheet as of June 29, 2002 was approximately ($0.1) million. As of June 29, 2002, the net loss related to the derivative instrument and hedging activities recorded in accumulated other comprehensive income was $0.1 million. The Company was not a party to any derivative financial instruments for the quarter or first half ended June 30, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the second quarter of 2002, Kaydon Corporation and subsidiaries (the “Company”) achieved sales from continuing operations of $73.2 million, down 1.1 percent from $74.1 million in the second quarter of 2001. Company sales figures continue to be negatively impacted by inventory liquidations by its customers and the general economic slowdown in industrial manufacturing activity in this country and abroad. Specifically, the Company experienced reduced demand for custom engineered bearings sold to the specialty electronic manufacturing equipment market, construction equipment markets and other heavy industrial equipment markets as compared to the second quarter of 2001. Sales of these products both to original equipment manufacturers and distribution networks declined compared to the second quarter of 2001. In addition, demand for specialty ball products and linear deceleration products sold into various industrial markets were down as compared to last year’s comparable period. These declines were partially offset by stronger demand for certain slip ring products sold in the medical, marine and industrial markets.

Gross profit during the second quarter of 2002 of $24.6 million was 33.6 percent of sales, compared with $26.0 million or 35.1 percent of sales in the second quarter of 2001. The gross profit percentage achieved in the second quarter of 2002 was negatively impacted by reduced sales volumes, unfavorable sales mix, and inventory reserve adjustments related to the prolonged slowdown in industrial manufacturing activity. The gross profit percentage achieved during the second quarter equaled the gross profit percentage achieved in the first quarter of 2002.

Selling, general and administrative expenses during the second quarter of 2002, were $13.5 million or 18.4 percent of sales as compared to $12.7 million or 17.2 percent of sales during the second quarter of 2001. Reductions in goodwill amortization during the quarter of $0.9 million due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” partially offset increases in selling, general and administrative expenses related to higher insurance costs and increased amortization associated with other intangible assets.

As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions and discovery were completed during April 2002, and expert discovery was completed in May 2002. On July 15, 2002, the Company filed a motion for summary judgment dismissing all the claims against it. This motion will not be fully briefed before October 25, 2002. The Court has set January 13, 2003 as the trial date for the entire action, but it is very likely that the trial date will be adjourned until some later point in 2003. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $0.9 million in 1999, $2.8 million in 2000, $3.9 million in 2001, and $2.8 million during the first half of 2002.

During the second quarter, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from recent spending levels and new information regarding forecasted spending levels to complete the trial phase. Accordingly, as of June 29, 2002, a $9.1 million accrual is recorded as a current liability in the consolidated financial statements, reflecting the estimated costs to litigate this matter through the trial phase. While management currently believes the amount of the ultimate liability, if any, with respect to this action will not materially affect the financial condition, results of operations, or liquidity of the Company, management realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Operating income from continuing operations, including the pre-tax $7.5 million provision for litigation costs recorded during the second quarter, was $3.6 million or 5.0 percent of sales as compared to $13.3 million or 17.9 percent of sales in the second quarter of 2001.

The effective income tax rate in the second quarter of 2002 was 36.0 percent as compared to a 37.0 percent tax rate realized during 2001. This slight reduction relates primarily to the adoption of SFAS 142 as goodwill is no longer amortized for book purposes. The decrease in the effective tax rate was minimized as the majority of goodwill amortization expense is deductible for tax purposes. The Company expects the effective tax rate for the 2002 year to remain approximately 36.0 percent.

Second quarter 2002 net income from continuing operations and diluted earnings per share from continuing operations, including the after tax effect ($4.8 million or $.16 per share on a diluted basis) of the $7.5 million provision for litigation costs, were $2.4 million and $.08. Second quarter 2001 net income from continuing operations and diluted earnings per share from continuing operations were $8.2 million and $.27. Excluding goodwill and indefinite-lived intangible asset amortization, second quarter 2001 net income from continuing operations and diluted earnings per share from continuing operations would have been $8.7 million and $.29.

Sales from continuing operations for the first half of 2002 were $139.4 million, a decrease of 7.5 percent over last year’s first half sales of $150.7 million. Excluding the positive impact of the ACE Controls, Inc. acquisition completed in March 2001, sales during the first half of 2002 for the remaining Kaydon divisions were down $15.0 million or 10.9 percent from the first half of 2001 reflecting the broad based slowdown in industrial manufacturing activity. As a result of the lower sales volume and mix of products sold, gross profit for the first half of 2002 decreased to $46.9 million or 33.6 percent of sales as compared to $53.8 million or 35.7 percent of sales during the first half of 2001. Operating income, including the pre-tax $7.5 million provision for litigation costs recorded during the second quarter of 2002, was $12.9 million or 9.3 percent of sales. Operating income for the first half of 2001 was $29.7 million, or 19.7 percent of sales.

First half 2002 net income from continuing operations and diluted earnings per share from continuing operations, including the after tax effect ($4.8 million or $.16 per share on a diluted basis) of the $7.5 million provision for litigation costs, were $8.4 million and $.28. First half 2001 net income from continuing operations and diluted earnings per share from continuing operations were $18.9 million and $.63. Excluding goodwill and indefinite-lived intangible asset amortization, first half 2001 net income from continuing operations and diluted earnings per share from continuing operations would have been $19.9 million and $.66.

Liquidity and Capital Resources

Working capital was $190.1 million at June 29, 2002 reflecting a current ratio of 4.9 to 1 compared to $230.1 million and a current ratio of 8.3 to 1 at year-end 2001. The reduction in working capital is primarily due to a $40.0 million debt reduction payment that lowered the Company’s cash and cash equivalents balance during the first quarter of 2002. Cash flow from continuing operations during the first half of 2002, including a tax refund of $10.1 million relating to the Fluid Power Products Group disposition completed at year-end 2001, was $26.6 million compared to cash flow from continuing operations of $18.4 million achieved during the first half last year.

Depreciation and amortization for the first half of 2002 totaled $7.6 million compared to $7.8 million in the first half of 2001. The decrease was due to reduced levels of goodwill amortization during the first half of $1.7 million due to the adoption of SFAS 142, offset by increases in other intangible amortization as well as increases in depreciation primarily due to the ACE Controls, Inc. acquisition completed in March 2001.

Cash and cash equivalents equaled $123.3 million at June 29, 2002 as compared to the year-end 2001 balance of $152.6 million. Operating cash flow during the first half, including the tax receipt of $10.1 million, was offset by debt reduction payments of $40.0 million, dividend payments of $7.3 million, and net capital expenditures of $4.5 million. The debt reduction payment in the first quarter of 2002 was in response to an increasing negative spread between the interest rate incurred on debt and the interest rate earned on invested cash.

Management expects that the Company’s planned capital requirements for the remainder of 2002, which consists of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at June 29, 2002 was $93.6 million compared to $91.6 million at the end of 2001. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’ end-markets, management believes that the Company, along with most industrial companies, has seen or is near the bottom of the recent economic downturn that has been evident in the United States and abroad. Management expects orders to be relatively consistent with current levels in the third and fourth quarters of 2002. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

New Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement amends the accounting for goodwill and intangible assets. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Kaydon, as required, adopted the pronouncement in the fiscal year beginning January 1, 2002. Please refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q for additional information on the implementation of SFAS No. 142.

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

Business Risks include increasing price and product competition by foreign and domestic competitors, including new entrants; the Company’s ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; the reliance on large customers; the cyclical nature of the markets served by the Company; the outcome of pending and future litigation and governmental proceedings; the accuracy of estimated legal costs; and continued availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and growth strategies. These are representative of the Business Risks that could affect the outcome of the forward-looking statements. In addition, such forward-looking statements could be affected by general industry and market conditions, including interest rate fluctuations and other Business Risks. The Company does not undertake, and expressly disclaims any obligation, to update or alter its forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law. Readers are cautioned to consider these factors when relying on such forward-looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 24 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the second quarter of 2002) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. An 18 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the second quarter of 2002) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows. In addition, please see the discussion in Notes to Consolidated Condensed Financial Statements (Note 10) in this quarterly report on Form 10-Q for a discussion of the current derivative and hedging activity of the Company as of June 29, 2002.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings See the discussion in Notes to Consolidated Condensed Financial Statements (Note 8), which discussion is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 2, 2002, at which the shareholders voted on the election of Directors. Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld

Gerald J. Breen	27,428,539	503,520
Brian P. Campbell	23,037,998	4,894,061
Thomas C. Sullivan	25,152,186	2,779,873
Robert M. Teeter	27,425,559	506,500
B. Joseph White	27,424,179	507,880

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibit No	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

On May 13, 2002, the Company filed a Form 8-K under Item 4 reporting a change in the Company’s independent auditors to Ernst & Young LLP from Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

August 9, 2002	/s/ Brian P. Campbell Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

August 9, 2002	/s/ Kenneth W. Crawford Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.