Form 10-Q
period 2002-09-28
KAYDON CORP
filed 2002-11-08
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended September 28, 2002	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

315 E. Eisenhower Parkway, Suite 300, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (734) 747-7025

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Common Stock Outstanding at October 25, 2002 — 30,032,469 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2002

INDEX

		Page No.

Part I -	Financial Information:

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets - September 28, 2002 and December 31, 2001	1

	Consolidated Condensed Statements of Income - Quarter and First Three Quarters Ended September 28, 2002 and September 29, 2001	2

	Consolidated Condensed Statements of Cash Flows - First Three Quarters Ended September 28, 2002 and September 29, 2001	3

	Notes to Consolidated Condensed Financial Statements	4-16

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23

	Item 4. Controls and Procedures	23

Part II -	Other Information:

	Item 1. — Legal Proceedings	24

	Item 6. — Exhibits and Reports on Form 8-K	24

	Signatures	25

	Certification	26

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 28, 2002	December 31, 2001

	(Unaudited)
Assets:
Cash and cash equivalents	$135,547,000	$152,570,000
Accounts receivable, net	42,743,000	38,432,000
Inventories, net	49,917,000	55,066,000
Other current assets	16,336,000	15,706,000

Total current assets	244,543,000	261,774,000

Property, plant and equipment, net	84,472,000	84,273,000
Cost in excess of net assets of purchased businesses, net (“Goodwill”)	108,145,000	121,708,000
Other intangible assets	9,954,000	11,066,000
Other assets	22,861,000	18,977,000

Total assets	$469,975,000	$497,798,000

Liabilities and Shareholders’ Equity:
Accounts payable	$9,578,000	$10,117,000
Accrued expenses	39,579,000	21,528,000

Total current liabilities	49,157,000	31,645,000

Long-term debt	72,152,000	112,194,000
Long-term liabilities	49,105,000	50,155,000

Total long-term liabilities	121,257,000	162,349,000

Shareholders’ equity:
Common stock	3,693,000	3,691,000
Paid-in capital	45,091,000	45,017,000
Retained earnings	400,571,000	408,058,000
Less — treasury stock, at cost	(135,207,000)	(135,782,000)
Less — restricted stock awards	(9,075,000)	(9,619,000)
Accumulated other comprehensive loss	(5,512,000)	(7,561,000)

	299,561,000	303,804,000

Total liabilities and shareholders’ equity	$469,975,000	$497,798,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Net sales	$68,529,000	$68,173,000	$207,917,000	$218,843,000
Cost of sales	44,477,000	44,461,000	137,006,000	141,284,000

Gross profit	24,052,000	23,712,000	70,911,000	77,559,000
Selling, general, and administrative expenses	11,222,000	14,693,000	37,684,000	38,844,000
Unusual litigation related charge	—	—	7,500,000	—

Operating income from continuing operations	12,830,000	9,019,000	25,727,000	38,715,000
Interest income (expense), net, from continuing operations	187,000	(394,000)	376,000	(124,000)

Income from continuing operations before income taxes	13,017,000	8,625,000	26,103,000	38,591,000
Provision for income taxes	4,686,000	3,191,000	9,397,000	14,278,000

Income from continuing operations	8,331,000	5,434,000	16,706,000	$24,313,000

(Loss) from operations of discontinued segment	—	(43,601,000)	—	(46,762,000)
(Credit) for income taxes	—	(13,781,000)	—	(14,950,000)

(Loss) from discontinued operations	—	(29,820,000)	—	(31,812,000)

Income (loss) before cumulative effect of accounting change	8,331,000	(24,386,000)	16,706,000	(7,499,000)
Cumulative effect of accounting change, net of income tax credit of $3,544,000	—	—	(13,222,000)	—

Net Income (loss)	$8,331,000	$(24,386,000)	$3,484,000	$(7,499,000)

Weighted Average Common Shares:
Basic	29,997,000	29,942,000	29,987,000	29,948,000
Diluted	30,016,000	29,942,000	30,006,000	29,948,000
Earnings Per Share-Continuing Operations
Basic	$0.28	$.18	$0.56	$.81
Diluted	$0.28	$.18	$0.56	$.81
(Loss) Per Share — Discontinued Operations
Basic	—	$(1.00)	—	$(1.06)
Diluted	—	$(1.00)	—	$(1.06)
(Loss) Per Share — Cumulative effect of accounting change
Basic	—	—	$(0.44)	—
Diluted	—	—	$(0.44)	—
Earnings (Loss) Per Share
Basic	$0.28	$(0.81)	$0.12	$(0.25)
Diluted	$0.28	$(0.81)	$0.12	$(0.25)
Dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended

	Sept. 28, 2002	Sept. 29,2001

Cash flows from operating activities	$45,306,000	$32,116,000
Cash flows used in investing activities:
Capital expenditures, net	(6,588,000)	(7,857,000)
Acquisitions of businesses, net	(4,401,000)	(70,584,000)

Cash used in investing activities	(10,989,000)	(78,441,000)

Cash flows from (used in) financing activities:
Long-term debt:
Issuance	—	70,750,000
Retirement	(40,052,000)	(6,053,000)
Dividends paid	(10,959,000)	(10,943,000)
Proceeds from issuance of common stock	475,000	1,107,000
Purchase of treasury stock	(20,000)	(1,655,000)

Cash from (used in) financing activities	(50,556,000)	53,206,000
Cash (used in) discontinued operations	—	(1,546,000)
Effect of exchange rate changes on cash and cash equivalents	(784,000)	1,000

Net increase (decrease) in cash and cash equivalents	(17,023,000)	5,336,000
Cash and cash equivalents — Beginning of period	152,570,000	114,965,000

Cash and cash equivalents — End of period	$135,547,0000	$120,301,000

Cash expended for income taxes	$7,786,000	$14,505,000

Cash expended for interest	$1,464,000	$3,618,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement amends the accounting for goodwill and intangible assets. SFAS No. 142 no longer permits amortization of goodwill and indefinite-lived intangible assets. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In addition, SFAS No. 142 establishes a new method of testing goodwill for impairment by using a fair-value approach. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Kaydon, as required, adopted the pronouncement in the fiscal year beginning January 1, 2002. Please refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report Form 10-Q for additional information on the implementation status of SFAS No. 142 at Kaydon.

(2)	Inventories are summarized as follows:

	Sept. 28, 2002	December 31, 2001

Raw Material	$19,089,000	$17,482,000
Work in Process	11,863,000	11,227,000
Finished Goods	18,965,000	26,357,000

	$49,917,000	$55,066,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments and unrealized loss on derivative financial instruments. Other comprehensive income (loss), net of tax, was approximately $(.4) million and $1.6 million, resulting in comprehensive income (loss) of $7.9 million and $(22.8) million for the quarters ended September 28, 2002 and September 29,

2001. For the first three quarters, other comprehensive income (loss), net of tax, was approximately $2.0 million and $(.6) million, resulting in year to date comprehensive income (loss) of $5.5 million and $(8.1) million for the first three quarters ended September 28, 2002 and September 29, 2001.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended

	Sept. 28, 2002	Sept. 29, 2001

Numerators:
Numerators for both basic and diluted earnings per share, income from continuing operations	$8,331,000	$5,434,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	29,997,000	29,942,000
Potential dilutive shares resulting from stock options and restricted stock awards	19,000	—

Denominators for dilutive earnings per share from continuing operations	30,016,000	29,942,000

Earnings per share from continuing operations:
Basic	$.28	$.18

Diluted	$.28	$.18

	First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001

Numerators:
Numerators for both basic and diluted earnings per share, income from continuing operations	$16,706,000	$24,313,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	29,987,000	29,948,000
Potential dilutive shares resulting from stock options and restricted stock awards	19,000	—

Denominators for dilutive earnings per share from continuing operations	30,006,000	29,948,000

Earnings per share from continuing operations:
Basic	$.56	$.81

Diluted	$.56	$.81

Options to purchase 439,300 shares of common stock at prices ranging from $24.25 to $33.3125 per share were outstanding during the third quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 414,200 shares of common stock at prices ranging from $24.25 to $33.3125 per share were outstanding during the third quarter of 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share are based on an average of the potential dilutive shares resulting from stock option plans for the periods presented.

(5)	The Company operates through individual operating units for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance (“operating segments”). The Company’s operating segments manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers or integrators. Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into three continuing reportable segments. Prior to the fourth quarter of 2001 the Company aggregated its operating segments into a single reportable segment referred to as Custom-Engineered Products. Due to changes in economic conditions affecting certain operating segments, during the fourth quarter of 2001 the Company changed the way it aggregates operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

The Company has three continuing reportable segments and one discontinued reportable segment engaged in the manufacture and sale of the following:

Specialty Metal Formed Products — complex metal products used in specialized industrial and aerospace equipment applications. Products include anti-friction bearings, split roller bearings, specialty balls, industrial shock absorbers and metal retaining devices.

Ring, Seal and Filtration Products — complex and standard ring, seal and filtration products used in demanding industrial, aerospace, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, fiber optic rotary joints, filter elements and filtration systems.

Fluid Power Products — standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001. Its results have been presented separately in the consolidated financial statements in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Net Sales
Specialty Metal Formed Products
External customers	$42,037,000	$38,623,000	$123,280,000	$130,152,000
Intersegment	99,000	137,000	243,000	368,000

	42,136,000	38,760,000	123,523,000	130,520,000
Ring, Seal and Filtration Products
External customers	21,526,000	21,818,000	68,048,000	67,374,000
Intersegment	(99,000)	(137,000)	(243,000)	(368,000)

	21,427,000	21,681,000	67,805,000	67,006,000
Fluid Power Products	—	10,475,000	—	40,759,000
Other Metal Products	4,966,000	7,732,000	16,589,000	21,317,000

Total segment net sales	68,529,000	78,648,000	207,917,000	259,602,000
Net sales of discontinued operations	—	(10,475,000)	—	(40,759,000)

Total consolidated net sales	$68,529,000	$68,173,000	$207,917,000	$218,843,000

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Operating income (loss)
Specialty Metal Formed Products	$8,781,000	$5,589,000	$21,303,000	$28,453,000
Ring, Seal and Filtration Products	2,433,000	3,288,000	8,751,000	9,863,000
Fluid Power Products	—	(5,658,000)	—	(8,819,000)
Other Metal Products	314,000	581,000	1,222,000	1,505,000

Total segment operating income	11,528,000	3,800,000	31,276,000	31,002,000
State income tax provision included in segment operating income	435,000	16,000	1,187,000	501,000
Items not allocated to segment operating income	867,000	(455,000)	764,000	(1,607,000)
Unusual litigation related charge	—	—	(7,500,000)	—
Interest expense	(424,000)	(1,443,000)	(1,464,000)	(4,014,000)
Interest income	611,000	1,049,000	1,840,000	3,890,000
Operating loss of discontinued operations	—	5,658,000	—	8,819,000

Income from continuing operations before income taxes	$13,017,000	$8,625,000	$26,103,000	$38,591,000

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Depreciation and amortization
Specialty Metal Formed Products	$1,945,000	$2,347,000	$7,150,000	$7,350,000
Ring, Seal and Filtration Products	740,000	773,000	2,334,000	2,460,000
Fluid Power Products	—	1,448,000	—	4,369,000
Other Metal Products	140,000	439,000	417,000	1,221,000
Corporate	263,000	314,000	744,000	659,000

	3,088,000	5,321,000	10,645,000	16,059,000
Depreciation and amortization of discontinued operations	—	(1,448,000)	—	(4,369,000)

Total consolidated depreciation and amortization of continuing operations	$3,088,000	$3,873,000	$10,645,000	$11,690,000

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Additions to net property, plant and equipment
Specialty Metal Formed Products	$1,582,000	$1,045,000	$3,610,000	$4,387,000
Ring, Seal and Filtration Products	472,000	915,000	2,463,000	2,014,000
Fluid Power Products	—	87,000	—	1,764,000
Other Metal Products	13,000	63,000	160,000	231,000
Corporate	42,000	102,000	355,000	1,225,000

	2,109,000	2,212,000	6,588,000	9,621,000
Additions to net property, plant and equipment of discontinued operations	—	(87,000)	—	(1,764,000)

Total consolidated additions to net property, plant and equipment of continuing operations	$2,109,000	$2,125,000	$6,588,000	$7,857,000

	Period Ended

	Sept. 28, 2002	Dec. 31, 2001

Total Assets
Specialty Metal Formed Products	$210,381,000	$211,769,000
Ring, Seal and Filtration Products	77,425,000	71,285,000
Other Metal Products	25,412,000	45,723,000
Corporate	156,757,000	169,021,000

Total consolidated assets	$469,975,000	$497,798,000

(6)	At September 28, 2002, borrowings under the Company’s revolving credit facility totaled $72.2 million. The revolving credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average 2.3 percent during the third quarter of 2002 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 28, 2002. After consideration of the facility’s covenants, the Company has additional available credit under its revolving credit facility of $95.6 million at September 28, 2002.

(7)	On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively, “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufacturers a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the financial statements since the effective acquisition date.

On a pro forma, unaudited basis, as if the ACE acquisition had occurred as of January 1, 2001, net sales, income from continuing operations, basic earnings per share from continuing operations and diluted earnings per share from continuing operations for the first three quarters of 2001 would have been $225.0 million, $24.4 million, $.82 and $.82.

(8)	As previously reported, the Company, along with certain other companies, is a defendant in a lawsuit filed in 1995 and pending in the United States District Court for the Southern District of New York captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”). The Transactions Lawsuit seeks damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. The current status of the Transactions Lawsuit is that fact depositions and discovery were completed during April 2002, and expert discovery was completed in May 2002. On July 15, 2002, the Company filed a motion for summary judgment dismissing all the claims against it. This motion will not be fully briefed before November 29, 2002. The Court has set March 31, 2003 as the trial date for the entire action. Management continues to believe that it has meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $0.9 million in 1999, $2.8 million in 2000, $3.9 million in 2001, and $3.9 million during the first three quarters of 2002. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from recent spending levels and new information regarding forecasted spending levels to complete the trial phase. As of September 28, 2002, a $8.1 million accrual is recorded as a current liability in the consolidated financial statements, reflecting the estimated costs to litigate this matter through the trial phase. While management currently believes the amount of the ultimate liability, if any, with respect to this action will not materially affect the financial condition, results of operations, or liquidity of the Company, management realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

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

During the second quarter of 2002, the Company completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result of completing step one, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicates potential goodwill impairment. Both reporting units are part of the Company’s “Other Metal Products” reporting segment. The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

During the third quarter of 2002, the Company engaged a valuation specialist to assist it in completing step two of the transitional goodwill impairment test, which measures the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As a result of completing step two of the transitional goodwill impairment test, the Company determined that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. Under previous guidance, specifically Accounting Principles Board Opinion No. 17, goodwill was tested for impairment using an undiscounted cash flow (recoverability) approach. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Therefore, previously reported quarter and cumulative year-to-date results have been restated to reflect the goodwill impairment loss.

During the second quarter of 2002 the Company acquired the net assets of a small, privately-held manufacturing company for $4.4 million, of which $0.2 million was assigned to a patent acquired and $1.8 million was recognized as goodwill. The patent is being amortized over its estimated useful life of 10 years. The goodwill is being reported as part of the Company’s “Ring, Seal and Filtration Products” reporting segment, and will not be amortized, but will be subject to annual impairment testing.

The changes in the carrying amount of goodwill for the first three quarters ended September 28, 2002, are as follows:

	Specialty Metal	Ring, Seal and
	Formed Products	Filtration Products	Other Metal Products	Total

Balance as of January 1, 2002	$68,873	$21,295	$31,540	$121,708
Goodwill acquired during the period	—	1,843	—	1,843
Impairment losses	—	—	(16,766)	(16,766)
Effect of foreign currency exchange rate changes	1,360	—	—	1,360

Balance as of September 28, 2002	$70,233	$23,138	$14,774	$108,145

For comparability purposes, the following table is presented as if goodwill and indefinite lived intangible assets were no longer amortized as January 1, 2001:

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Income from continuing operations:
Reported income from continuing operations	$8,331,000	$5,434,000	$16,706,000	$24,313,000
Goodwill amortization from continuing operations, net of tax	—	618,000	—	1,658,000
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	20,000	—	46,000

Adjusted income from continuing operations	$8,331,000	$6,072,000	$16,706,000	$26,017,000

Basic earnings per share from continuing operations:
Reported income from continuing operations	$0.28	$0.18	$0.56	$0.81
Goodwill amortization from continuing operations, net of tax	—	0.02	—	0.06
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—	—

Adjusted income from continuing operations	$0.28	$0.20	$0.56	$0.87

Diluted earning per share from continuing operations:
Reported income from continuing operations	$0.28	$0.18	$0.56	$0.81
Goodwill amortization from continuing operations, net of tax	—	0.02	—	0.06
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—	—

Adjusted income from continuing operations	$0.28	$0.20	$0.56	$0.87

	Quarter Ended		First Three Quarters Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Net income (loss):
Reported net income (loss)	$8,331,000	$(24,386,000)	$3,484,000	$(7,499,000)
Goodwill amortization, net of tax	—	826,000	—	2,282,000
Indefinite-lived intangible asset amortization, net of tax	—	20,000	—	46,000

Adjusted net income (loss)	$8,331,000	$(23,540,000)	$3,484,000	$(5,171,000)

Basic earnings (loss) per share:
Reported net income (loss)	$0.28	($0.81)	$0.12	($0.25)
Goodwill amortization, net of tax	—	0.03	—	0.08
Indefinite-lived intangible asset amortization, net of tax	—	—	—	—

Adjusted net income (loss)	$0.28	$(0.78)	$0.12	($0.17)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.28	($0.81)	$0.12	($0.25)
Goodwill amortization, net of tax	—	0.03	—	0.08
Indefinite-lived intangible asset amortization, net of tax	—	—	—	—

Adjusted net income (loss)	$0.28	($0.78)	$0.12	($0.17)

Other intangible assets are summarized as follows:

	As of Sept. 28, 2002		As of December 31, 2001

	Gross Carrying		Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Accumulated Amortization	Amount	Amortization

Customer lists	$8,140,000	$1,625,000	$8,140,000	$862,000
Patents	1,553,000	510,000	1,353,000	395,000
Other	950,000	950,000	950,000	516,000

	$10,643,000	$3,085,000	$10,443,000	$1,773,000

Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended September 28, 2002	$1,312,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2002	$1,522,000
For the year ending December 31, 2003	$840,000
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000

(10)

        During the second quarter of 2002, the Company entered into derivative financial instruments in the form of foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The Company is not a party to leveraged derivatives. Based on the provisions of Statement of Financial
Accounting Standards No. 133, “Accounting for Derivative Instruments and
Hedging Activities”, the Company formally documents its hedge relationships, including the identification of the hedging instrument and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. As of September 28, 2002, forward foreign exchange contracts representing a notional amount of $1.1 million were outstanding with maturities of less than one year. The currency hedged by the Company as of September 28,
2002 is the European Euro. The forward foreign exchange contracts entered into by the Company are accounted for as cash flow hedges. The fair value of these foreign exchange contracts recorded on the consolidated balance sheet as of
September 28, 2002 was a liability of approximately ($0.1) million. As of
September 28, 2002, the net loss related to the derivative instrument and hedging activities recorded in accumulated other comprehensive income was $0.1 million. The Company was not a party to any
derivative financial instruments for the quarter or three quarters ended
September 29, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the third quarter of 2002, Kaydon Corporation and subsidiaries (the
“Company”) achieved sales from continuing operations of $68.5 million, as compared to $68.2 million in the third quarter of 2001. While certain markets have improved when compared to the third quarter of 2001, Company sales figures continue to be negatively impacted by inventory liquidations and the general economic slowdown in industrial manufacturing activity in this country and abroad.

Specifically, Kaydon experienced increased demand during the third quarter of
2002 compared to the third quarter of last year for various products sold by our “Specialty Metal Formed Products” reporting segment. Sales of this reporting segment of $42.1 million during the third quarter of 2002 increased
$3.4 million from third quarter 2001 sales of $38.8 million or 8.7 percent as a result of increased demand for custom-engineered bearings in the specialty electronic and construction markets. Increases to these markets were partially offset by reduced demand for specialty ball products.

Our “Ring, Seal and Filtration Products” reporting segment achieved sales of
$21.4 million during the third quarter of 2002, down $.3 million from the third quarter 2001 sales achieved of $21.7 million. Stronger demand for certain slip-ring products in the airport security, military and industrial markets, were more than offset by reduced demand for various filtration systems and ring products as compared to the third quarter of 2001.

The “Other Metal Products” reporting segment achieved sales of $5.0 million during the third quarter of 2002, which was down $2.8 million from the third quarter 2001 sales figure of $7.7 million, or 35.8 percent. Reduced demand for metal forming equipment and metal alloy products contributed to the decline in sales.

Gross profit during the third quarter of 2002 of $24.1 million was 35.1 percent of sales, compared with $23.7 million or 34.8 percent of sales in the third quarter of 2001. Compared to the third quarter of 2001, the third quarter 2002 gross margin was impacted by favorable sales mix via increased sales of our
Specialty Metal Formed Products.

Selling, general and administrative expenses during the third quarter of 2002, were $11.2 million or 16.4 percent of sales as compared to $14.7 million or
21.6 percent of sales during the third quarter of 2001. The reduction in selling, general and administrative expenses during the third quarter of 2002 as compared to the third quarter of 2001 is due to reductions in goodwill amortization and indefinite-lived intangible asset amortization during the quarter of $1.0 million due to the adoption of Statement of Financial
Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.
In addition, third quarter 2001 selling, general and administrative expenses include $.7 million of severance related charges at our Cooper UK facility and
$.8 million of additional salary bonus expense as compared to the third quarter of 2002.

Operating income from continuing operations during the third quarter, was $12.8 million or 18.7 percent of sales as compared to $9.0 million or 13.2 percent of sales in the third quarter of 2001.

Specifically, on a reporting segment basis, operating income from our
“Specialty Metal Formed Products” reporting segment was $8.8 million during the third quarter of 2002 as compared to $5.6 million during the comparable period last year. The increase in operating income is primarily reflective of the increased top-line in this reporting segment as the profit metrics for this segment are very volume sensitive. Excluding goodwill and indefinite-lived intangible asset amortization, third quarter 2001 operating income from our
“Specialty Metal Formed Products” reporting segment would have been $6.1 million.

Our “Ring, Seal, and Filtration Products” reporting segment contributed $2.4 million to the Company’s operating income during the third quarter of 2002 as compared to $3.3 million during the comparable period last year. Excluding goodwill and indefinite-lived intangible asset amortization, third quarter 2001 operating income from our “Ring, Seal, and Filtration Products” reporting segment would have been $3.4 million.

Also, our “Other Metal Products” reporting segment contributed $.3 million during the third quarter of 2002 as compared to $.6 million during the comparable period last year. Excluding goodwill and indefinite-lived intangible asset amortization, third quarter 2001 operating income from our
“Other Metal Products” reporting segment would have been $.9 million.

The effective income tax rate in the third quarter of 2002 was 36.0 percent as compared to a 37.0 percent tax rate realized during 2001. This slight reduction relates primarily to the adoption of SFAS 142 as goodwill is no longer amortized for book purposes. The decrease in the effective tax rate was minimized as the majority of goodwill amortization expense is deductible for tax purposes. The Company expects the effective tax rate for the 2002 year, before the cumulative effect of a change in accounting principle, to remain approximately 36 percent.

Third quarter 2002 income from continuing operations and diluted earnings per share from continuing operations were $8.3 million and $.28. Third quarter
2001 income from continuing operations and diluted earnings per share from continuing operations were $5.4 million and $.18. Excluding goodwill and indefinite-lived intangible asset amortization, third quarter 2001 income from continuing operations and diluted earnings per share from continuing operations would have been $6.1 million and $.20.

Sales from continuing operations for the first three quarters of 2002 were
$207.9 million, a decrease of 5.0 percent over last year’s first three quarters sales of $218.8 million. Excluding the positive impact of the ACE Controls,
Inc. acquisition completed in March 2001, sales during the first three quarters of 2002 for the remaining Kaydon divisions were down 7.4 percent from the first three quarters of 2001 reflecting the broad based slowdown in industrial manufacturing activity. As a result of the lower

sales volume and mix of products sold, gross profit for the first three quarters of 2002 decreased to $70.9 million or 34.1 percent of sales as compared to $77.6 million or 35.4 percent of sales during the first three quarters of 2001. Operating income including the pre-tax $7.5 million provision for litigation costs recorded during the second quarter of 2002, was
$25.7 million or 12.4 percent of sales. Operating income for the first three quarters of 2001, was $38.7 million or 17.7 percent of sales.

Income from continuing operations and diluted earnings per share from continuing operations during the first three quarters of 2002, including the after tax effect ($4.8 million or $.16 per share on a diluted basis) of the $7.5 million provision for litigation costs, were $16.7 million and $.56. Income from continuing operations and diluted earnings per share from continuing operations during the first three quarters of 2001 were $24.3 million and $.81. Excluding goodwill and indefinite-lived intangible asset amortization, income from continuing operations and diluted earnings per share from continuing operations during the first three quarters of 2001 would have been $26.0 million and $.87.

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

During the second quarter of 2002, the Company completed the first step of the two-step transitional goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result of completing step one, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicates potential goodwill impairment. Both reporting units are part of the Company’s “Other Metal
Products” reporting segment. The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

During the third quarter of 2002, the Company engaged a valuation specialist to assist it in completing step two of the transitional goodwill impairment test, which measures the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As a result of completing step two of the transitional goodwill impairment test, the Company determined that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million.
Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows
(reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. Under previous guidance, specifically Accounting Principles Board Opinion No. 17, goodwill was tested for impairment using an undiscounted cash flow (recoverability)
approach. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Therefore, previously reported quarter and cumulative year-to-date results have been restated to reflect the goodwill impairment loss.

As previously disclosed in Kaydon’s Annual Report on Form 10-K, during the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its “Fluid Power
Products” reporting segment. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million. The special $38.1 million charge and the normal operating results of the “Fluid Power Products” reporting segment comprise the third quarter 2001 year-to-date pre-tax loss of $46.8 million ($31.8 million or $1.06 per share on an after tax, diluted basis) reported as discontinued operations in the consolidated condensed statements of income.

Net income and diluted earnings per share during the first three quarters of
2002, including the after tax effect ($4.8 million or $.16 per share on a diluted basis) of the $7.5 million provision for litigation costs, and including the after tax effect ($13.2 million or $.44 per share on a diluted basis) of the $16.8 million cumulative effect of an accounting change, were
$3.5 million and $.12. Net loss and diluted loss per share during the first three quarters of 2001, including the after tax effect ($31.8 million or $1.06 per share on a diluted basis) of the results from discontinued operations, were
($7.5) million and ($.25).

Liquidity and Capital Resources

Working capital was $195.4 million at September 28, 2002 reflecting a current ratio of 5.0 to 1 compared to $230.1 million and a current ratio of 8.3 to 1 at year-end 2001. The reduction in working capital is primarily due to a $40.0 million debt reduction payment that lowered the Company’s cash and cash equivalents balance during the first quarter. Cash flow from continuing operations during the first three quarters of 2002, including a tax refund of
$10.1 million relating to the Fluid Power Products Group disposition completed at year-end 2001, was $45.3 million compared to cash flow from continuing operations of $32.1 million achieved during the first three quarters of last year. Cash flow during the first three quarters of 2001 was reduced by a $7.5 million payment to the U.S. Government related to the previously disclosed
Sikorsky Matter.

Depreciation and amortization for the first three quarters of 2002 totaled
$10.6 million compared to $11.7 million in the first three quarters of 2001.
There was a decrease of $1.7 million due to the elimination of goodwill and indefinite-lived asset amortization during the first three quarters, partially offset by increases in other intangible amortization, as well as increases in depreciation primarily due to the ACE Controls, Inc. acquisition completed in
March 2001.

Cash and cash equivalents equaled $135.5 million at September 28, 2002 as compared to the year-end 2001 balance of $152.6 million. Operating cash flow during the first three quarters, including the tax receipt of $10.1 million, was offset by debt reduction payments of $40.0 million, dividend payments of
$11.0 million, net capital expenditures of $6.6 million, and a product line acquisition of $4.4 million. The debt reduction payment in the first quarter of 2002 was in response to an increasing negative spread between the interest rate on debt and the interest rate on invested cash.

Management expects that the Company’s planned capital requirements, which consists of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

The Company’s backlog at September 28, 2002 was $90.0 million compared to $91.6 million at the end of 2001. Based upon current business indications, including quoting activity and future business forecasts for Kaydon customers’
end-markets, management believes that the Company, along with most industrial companies, has seen or is near the bottom of the recent economic downturn that has been evident in the United States and abroad. Management expects orders in the fourth quarter of 2002 to be relatively consistent with levels achieved during the third quarter 2002. Expected operating cash flows coupled with the
Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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
With respect to goodwill and intangible assets acquired prior to July 1, 2001,
Kaydon, as required, adopted the pronouncement in the fiscal year beginning
January 1, 2002. Please refer to Notes to Consolidated Condensed Financial
Statements (Note 9) in this quarterly report Form 10-Q for additional information on the implementation of SFAS No. 142.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 23 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the third quarter of 2002) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents.
The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. An 18 basis point decrease in interest rates (10 percent of the

Company’s weighted average investment interest rate for the third quarter of
2002) would have an immaterial impact on the Company’s pre-tax earnings. The
Company conducts business in various foreign currencies, primarily in Europe,
Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows. In addition, please see the discussion in Notes to Consolidated Condensed Financial Statements
(Note 10) in this quarterly report on Form 10-Q for a discussion of the current derivative and hedging activity of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report (the “Evaluation Date”), the
Company’s Chief Executive and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the
Evaluation Date.

        PART
II

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
of 2002.

B.

Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter period ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 8, 2002

/s/ Brian P. Campbell

Brian P. Campbell

Chairman, President, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

November 8, 2002

/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Brian P. Campbell, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of Kaydon Corporation;

2)

        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

        The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent
evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/Brian P. Campbell

Chief Executive Officer and
Chief Financial Officer

Exhibit Index

Exhibit No.

Description

99.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.