Form 10-K
period 2002-12-31
KAYDON CORP
filed 2003-03-19
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 East Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code: (734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer.     Yes ☒       ☐ No

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 29, 2002 (based on the June 28, 2002 closing sales price of $23.61 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $468,315,000.

          Number of shares outstanding of the Registrant’s Common Stock at March 11, 2003:

30,187,767 shares of Common Stock, par value $0.10 per share.

          Portions of the Registrant’s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
PART II
PART IV
SIGNATURES
Supplemental Executive Retirement Plan, as amended
Director Deferred Compensation Plan 12/14/2000
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Incentive Compensation Plan Dated April 2002
First Amendment to Credit Agreement
Consent of Ernst & Young LLP
Notification of Inability to Obtain Consent
906 Certification of CEO/CFO

10-K Report

      This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.kaydon.com as soon as reasonably practicable after filing with the Commission.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

      In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances. For a specific discussion of the risks and uncertainties that could affect the Company’s operating results, please refer to the Forward-Looking Statements section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 herein.

PART I

Item 1.     BUSINESS

General Development of Business

      Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, critical performance products for a broad customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its incorporation, Kaydon was principally involved in the design and manufacture of bearing systems and components as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearing systems and components and filters and filter housings, and also custom rings, shaft seals, linear deceleration products, slip-rings, video and data multiplexers, fiber optic rotary joints, printed circuit boards, specialty retaining rings, specialty balls, fuel cleansing systems, industrial presses and metal alloy products. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, security, construction, electronic, marine and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

Recent Developments

      On May 17, 2002, the Company purchased substantially all of the assets of Printed Circuit Solutions Manufacturing, Inc. (“PCSM”), a designer of printed circuit boards and flexible printed tapes, for $4.4 million. The results of PCSM are reported in the Ring, Seal and Filtration Products reporting segment.

      On December 31, 2001, the Company sold the net assets of its Fluid Power Products reporting segment, a manufacturer of hydraulic fluid power products. The reporting segment was acquired via acquisitions of five companies during the 1995 to 1997 timeframe. The sale was necessary as a result of recent operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which would have led to continuing losses, excess industry capacity, structural changes in competitive dynamics, adverse customer trends, and a competitive disadvantage in the absence of an integrated hydraulic systems capability. The Fluid Power Products reporting segment was sold to a private ownership group that already participated in the hydraulic fluid power products market.

      On March 1, 2001, the Company purchased, for $70.6 million, all of the outstanding stock of ACE Controls, Inc., and an affiliated company (“ACE”), a privately held leading manufacturer of linear deceleration products serving various industrial markets. ACE has locations in Michigan, Germany, the United Kingdom and Japan. The results of ACE are reported in the Specialty Metal Formed Products reporting segment.

      On August 28, 2000, the Company acquired three businesses known as the “Tridan Group” of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price for the Tridan Group of companies was $46.6 million. The Tridan Group of companies compose the Other Metal Products reporting segment.

Industry Segments

      The Company operates through individual operating units which manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers, integrators and distributors, and for which separate financial information is available (“operating segments”). Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into three continuing reportable segments and one discontinued segment engaged in the manufacture and sale of the following:

      Specialty Metal Formed Products— complex metal products used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls, linear deceleration products and metal retaining devices.

      Ring, Seal and Filtration Products— complex and standard ring, seal and filtration products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints, printed circuit boards, filter elements and filtration systems.

      Other Metal Products— metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

      Fluid Power Products— standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001.

      Net sales related to the Company’s three continuing reportable segments and one discontinued segment during 2002, 2001 and 2000 are set forth in the following table:

Net Sales by Reportable Segment

	2002	2001	2000

	(In thousands)
Specialty Metal Formed Products
External customers	$166,677	$167,553	$181,770
Intersegment	343	544	339

	167,020	168,097	182,109
Ring, Seal and Filtration Products
External customers	91,392	89,878	87,827
Intersegment	(343)	(544)	(339)

	91,049	89,334	87,488
Other Metal Products	21,341	28,172	9,162
Fluid Power Products	—	49,405	60,487

Total segment net sales	279,410	335,008	339,246
Net sales of discontinued operations	—	(49,405)	(60,487)

Total consolidated net sales	$279,410	$285,603	$278,759

      See Notes to Consolidated Financial Statements (Note 14) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.

      Sophisticated technology plays a significant role in all of Kaydon’s reportable segments in the design, engineering and manufacturing of its products. Due to the custom-engineered, proprietary nature of the Company’s products, substantially all of the manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of metalworking and other process technologies after working closely with customers to engineer the required solution to their design challenges.

      Kaydon sells its products in each reportable segment through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of customers. During 2002, 2001 and 2000, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2002, sales to one customer equaled approximately 10.4 percent of net sales of the Ring, Seal and Filtration Products reporting segment; during 2001, sales to one customer equaled approximately 14.0 percent of net sales of the Other Metal Products reporting segment; and during 2000, sales to one customer equaled approximately 16.8 percent of net sales of the Specialty Metal Formed Products reporting segment.

      The Company does not consider its business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material adverse effect on the Company’s earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. The Company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the Company’s assets or which would otherwise result in a material cost.

Backlog

      The Company sells certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. Other products are manufactured on the basis of sales projections or annual blanket purchase orders. Backlog in the Specialty Metal Formed Products reporting segment was $50.5 million at December 31, 2002 and $49.0 million at December 31, 2001. Backlog in the Ring, Seal and Filtration Products reporting segment was $36.1 million at December 31, 2002 and $38.4 million at December 31, 2001. Backlog in the Other Metal Products reporting segment was $1.7 million at December 31, 2002 and $4.2 million at December 31, 2001. The Company expects to ship 90 percent of the year-end backlog over the following twelve months. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

Competition

      The major domestic and foreign markets for the Company’s products in all reporting segments are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying by degree among products. The Company’s competitors include a large number of other well-established diversified manufacturers as well as other smaller companies. Although a number of companies of varying size compete with the Company, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

Employees

      The Company employs approximately 1,850 people. Satisfactory relationships have generally prevailed between the Company and its employees.

International Operations

      Within the Specialty Metal Formed Products reporting segment, the Company manufactures various bearing products in Mexico and England, and has a linear deceleration products assembly and distribution facility in Germany. Slip-ring products, part of the Ring, Seal and Filtration Products reporting segment, are manufactured in Canada and England. In addition, within all reporting segments, the Company distributes a wide array of products throughout North America, Europe and Asia. The Company’s foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

      See Notes to Consolidated Financial Statements (Note 14) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s operations by geographic area.

Item 2.     PROPERTIES

      The following list sets forth the location of the Company’s principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Specialty Metal Formed Products	Dexter, Michigan
Farmington Hills, Michigan
Mocksville, North Carolina
Muskegon, Michigan
St. Louis, Missouri
Sumter, South Carolina (2 sites)
Virginia Beach, Virginia
King’s Lynn, England
Langenfeld, Germany
Monterrey, Mexico
Ring, Seal and Filtration Products	Baltimore, Maryland Blacksburg, Virginia Galax, Virginia Greeneville, Tennessee LaGrange, Georgia Dartmouth, Canada Reading, England
Other Metal Products	Crawfordsville, Indiana Danville, Illinois Sayreville, New Jersey

      The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Substantially all of the properties are owned by the Company and are not subject to significant encumbrances. The Company’s manufacturing facilities have sufficient capacity to meet increased customer demand. The Company’s leased executive offices are located in Ann Arbor, Michigan.

Item 3.     LEGAL PROCEEDINGS

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1995 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. In July 2002, the Company filed two motions. The first was a motion to exclude the testimony of three of plaintiffs’ proposed expert witnesses, including both of plaintiffs’ proposed valuation witnesses. The second motion, filed along with similar motions from the other defendants in the case, was for summary judgment dismissing all claims against the Company and the other defendants. On January 28, 2003, the Court granted the motion to exclude the testimony of three of plaintiffs’ proposed experts.

      On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. Although the plaintiffs have the right to appeal the Court’s order in this case, and the Company may incur additional costs, the Company believes the Court’s decision will withstand any possible appeal. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2002, a $5.3 million accrual was recorded as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned events of March 14, 2003.

      As previously reported, the Company was involved in a U.S. government grand jury investigation and a private lawsuit related to a May 1996 accident involving a Sikorsky Aircraft Corporation CH-53E helicopter (collectively, the “Sikorsky Matter”).

      During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s best estimates to litigate the Transactions Lawsuit and the Sikorsky Matter discussed above.

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation and recorded an additional $9.1 million provision to reflect both the amount of the settlement with Sikorsky and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, ensures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

      As previously reported, in July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of a lawsuit which involved one of Kaydon’s subsidiaries as the defendant, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of the current litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Supplementary Item.	EXECUTIVE OFFICERS OF THE REGISTRANT (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (62)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.
John R. Emling (47)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President— Bearing Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.
John F. Brocci (60)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.
Peter C. DeChants (50)	Vice President— Corporate Development and Treasurer. Mr. DeChants has been Vice President— Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech Inc., and Vice President and Treasurer of TriMas Corporation.
Kenneth W. Crawford (45)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford has been Vice President and Corporate Controller since joining Kaydon in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

      Executive officers, who are elected by the Board of Directors, serve for a term of one year.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

      The New York Stock Exchange is the principal market on which the Company’s Common Stock is traded under the symbol KDN. The following table sets forth high and low sales prices of the Company’s Common Stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	2002 by Quarter			2001 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$21.83	$17.36	$0.12	$23.66	$18.90	$0.12
Third	24.32	19.60	0.12	25.91	20.19	0.12
Second	29.10	23.61	0.12	27.65	23.67	0.12
First	27.00	22.89	0.12	28.05	23.88	0.12

      The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

      As of December 31, 2002, there were 1,028 holders of record of the Company’s Common Stock.

Equity Compensation Plan Information

      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of December 31, 2002, including Kaydon’s 1993 Stock Option Plan, 1999 Long-Term Stock Incentive Plan, 1993 Non-Employee Directors Stock Option Plan and the Director Deferred Compensation Plan:

				(C)
				Number of securities
				remaining available
	(A)		(B)	for future issuance
	Number of securities		Weighted average	under equity
	to be issued upon		exercise price of	compensation plans
	exercise of outstanding		outstanding options,	(excluding
	options, warrants and		warrants and	securities reflected
	rights		rights	in column (A))

Equity compensation plans approved by shareholders	425,200	(1)	$25.30	3,647,768	(3)
Equity compensation plans not approved by shareholders	7,833	(2)	n/a	—

Total	433,033			3,647,768

(1)	Includes only options outstanding under Kaydon’s 1993 Stock Option Plan, 1999 Long-Term Stock Incentive Plan and 1993 Non-Employee Directors Stock Option Plan, as no warrants or rights were outstanding as of December 31, 2002.

(2)	Includes shares of Kaydon common stock issuable pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a director to defer compensation and acquire Kaydon common stock (see below— Director Deferred Compensation Plan).

(3)	Includes shares available for issuance under Kaydon’s 1999 Long-Term Stock Incentive Plan, which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company.

Director Deferred Compensation Plan

      In December 2000, the Board of Directors approved, effective January 1, 2001, a Director Deferred Compensation Plan for non-employee Directors. Under this plan, non-employee Directors may elect to defer payment of all or a part of their compensation, that would have otherwise been received in cash, to a Kaydon Corporation common stock “phantom” stock account. A “phantom” stock account is a notional number of Kaydon shares (whole and fractional) equal to the dollar amount of the Director’s deferred fees plus all dividends payable during each quarter based upon the number of notional shares credited to the Director’s account at the beginning of the quarter divided by the market value of Kaydon common stock on the last business day of a quarter. The election to defer receipt of compensation by a non-employee Director is made annually and any non-employee Director can terminate this deferral at the end of any calendar year that he or she designates. When a non-employee Director elects to terminate his or her deferral of compensation, an election is permitted to receive the compensation either in cash or in shares of Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

Item 6.     SELECTED FINANCIAL DATA

	2002		2001(1)		2000(1)		1999(1)	1998(1)

	(In thousands, except per share data)
Income Statement
Net Sales	$279,410		$285,603		$278,759		$253,254	$281,564
Gross Profit	95,349		99,845		118,907		110,398	127,066
Operating Income From Continuing Operations	38,356	(2)	45,497		58,431	(8)	81,878	95,211
Interest Income (Expense), net	810		(292)		5,095		4,915	4,479
Provision for Income Taxes	13,740		16,725		23,287		32,546	37,883
Income From Continuing Operations	25,426	(3)	28,480		40,239	(9)	54,247	61,807
Income (Loss) From Operations of Discontinued Segment	—		(47,746	)(6)	(1,408)		7,252	15,124
Provision (Credit) for Income Taxes	—		(15,266)		(516)		2,720	5,747
Income (Loss) From Discontinued Operations	—		(32,480	)(7)	(892)		4,532	9,377
Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	(13,222	)(4)	—		—		—	—
Net Income (Loss)	$12,204	(5)	$(4,000	)(7)	$39,347	(9)	$58,779	$71,184
Balance Sheet
Total Assets—Continuing Operations	$477,147		$507,899		$407,511		$333,547	$331,043
Total Assets—Discontinued Operations	—		—		68,041		73,202	82,765
Cash and Cash Equivalents	146,301		152,570		114,965		89,749	96,203
Working Capital	203,617		230,338		181,186		157,370	158,600
Property, Plant & Equipment, net	84,380		84,273		79,272		71,845	70,730
Capital Employed:
Total Debt	72,496		112,656		47,575		255	—
Shareholders’ Equity	298,749		303,804		322,435		316,950	311,656

Capital Employed	$371,245		$416,460		$370,010		$317,205	$311,656
Cash Flow Data
Net Cash From Operating Activities	$62,244		$51,236		$65,985		$58,356	$58,715
Capital Expenditures, net	8,821		9,562		8,793		9,822	22,365
Free Cash	53,423		41,674		57,192		48,534	36,350
Acquisition of Businesses	4,401		70,584		47,895		13,777	(82)
Depreciation and Amortization	13,725		15,430		11,779		10,722	9,603
EBITDA(10)	$52,081	(2)	$60,927		$70,210	(8)	$92,600	$104,814
Financial Ratios
Profitability from Continuing Operations
Operating Margin	13.7	%(2)	15.9%		21.0	%(8)	32.3%	33.8%
Return on Net Sales	9.1	%(3)	10.0%		14.4	%(9)	21.4%	22.0%
Return on Average Assets	5.2	%(3)	6.2%		10.9	%(9)	16.3%	19.4%
Return on Average Capital Employed	6.5	%(3)	7.2%		11.7	%(9)	17.3%	20.8%
Return on Average Shareholders’ Equity	8.4	%(3)	9.1%		12.6	%(9)	17.3%	20.8%
Liquidity
Current Ratio	6.0		6.9		4.0		3.9	3.2
Debt to Debt-Equity Ratio	19.5%		27.1%		12.9%		—	—
Per Share Data
Earnings per Share From Continuing Operations—Diluted	$0.85	(3)	$0.95		$1.33	(9)	$1.71	$1.88
Earnings (Loss) per Share From Discontinued Operations—Diluted	—		(1.08	)(7)	(0.03)		0.14	0.29
Loss per Share From Cumulative Effect of Accounting Change—Diluted	(0.44	)(4)	—		—		—	—
Earnings (Loss) per Share—Diluted	0.41	(5)	(0.13	)(7)	1.30	(9)	1.85	2.17
Dividends Declared per Share	0.48		0.48		0.45		0.41	0.37
Book Value per Share, Net of Treasury Stock	9.95		10.13		10.78		10.33	9.69
Market Price per Share, Annual High	29.10		28.05		29.13		40.19	45.19
Market Price per Share, Annual Low	17.36		18.90		19.94		23.19	23.63
Year-End Closing Stock Price	21.21		22.68		24.88		26.81	40.06

(1)	Prior to 2002, the Company amortized goodwill and indefinite-lived intangible assets. See Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for further discussion.
(2)	Includes an unusual litigation-related charge of $7.5 million.
(3)	Includes the after tax effect, $4.8 million or $0.16 per share, of the unusual litigation-related charge.
(4)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.
(5)	Includes the after tax effect, $4.8 million or $0.16 per share, of the unusual litigation-related charge and the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.
(6)	Includes a special charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million pre-tax and a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million pre-tax.
(7)	Includes the after tax effect, $26.3 million or $0.88 per share, of the net special charge, $37.9 million, to write-down the value and to sell the assets of the Fluid Power Products Group.
(8)	Includes unusual litigation-related charges of $21.7 million.
(9)	Includes the after tax effect, $13.7 million or $0.46 per share, of the unusual litigation-related charges.

(10)	EBITDA is defined as Operating Income From Continuing Operations plus Depreciation and Amortization.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company’s 2002 operating results reflect a challenging economic environment as its customer base in many key markets exhibited cautious capital spending patterns throughout the year. Specifically, Kaydon continued to experience the effect of soft demand from many of its key markets including construction equipment, off-highway equipment, and other heavy equipment markets. In addition, the Company experienced weak demand from its distribution networks as inventory reductions in the manufacturing sector continued. These declines were partially offset by gains in security, military and certain industrial markets.

      The Company continues its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company’s competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, cost reduction initiatives, cash flow management and the acquisition of selected companies, which can enhance future growth and profitability.

      The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 2002 Operations Compared to 2001 Operations

      Net sales from continuing operations of $279.4 million in 2002 decreased $6.2 million or 2.2 percent compared to 2001’s sales of $285.6 million. Specifically, the Specialty Metal Formed Products reporting segment achieved sales of $167.0 million during 2002 compared to 2001 sales of $168.1 million. Increased sales of custom-engineered bearings to the security market of $2.6 million, and $4.8 million of incremental sales due to the full year impact from the ACE Controls acquisition completed on March 1, 2001 were more than offset by reduced demand for specialty bearings in the industrial and heavy equipment markets and for specialty ball products. The Company’s Ring, Seal and Filtration Products reporting segment achieved sales of $91.0 million during 2002, up $1.7 million from 2001 sales of $89.3 million. Increased sales of certain slip-ring products in the security, military and industrial markets were partially offset by reduced demand for various filtration systems and ring products as compared to 2001. The Company’s Other Metal Products reporting segment achieved sales of $21.3 million during 2002, down $6.8 million from 2001 sales of $28.2 million. Reduced demand for metal forming equipment and metal alloy products contributed to the decline in sales.

Selected Data For The Year 2002 Compared With The Year 2001

	For the Years Ended
	December 31,

	2002	2001

	(In thousands, except per
	share amounts)
Results from continuing operations:
Net sales	$279,410	$285,603
Gross profit	$95,349	$99,845
Gross profit margin	34.1%	35.0%
Operating income from continuing operations	$38,356	$45,497
Operating margin	13.7%	15.9%
Income from continuing operations	$25,426	$28,480
Earnings per share from continuing operations— diluted	$0.85	$0.95

      The Company’s gross margin percentage from continuing operations equaled 34.1 percent in 2002, as compared to 35.0 percent achieved in 2001. The decrease in gross margin percentage was primarily due to reduced volume and unfavorable sales mix within the Specialty Metal Formed Products and Ring, Seal and Filtration Products reporting segments. Many of Kaydon’s products are high value-added and have strong contribution margins, which causes the Company’s profit performance to be sensitive to sales volume and mix. In addition, the Company increased its inventory reserves related to slow moving items by approximately $1.0 million more during 2002 as compared to 2001.

      Selling, general and administrative expenses from continuing operations totaled $49.5 million or 17.7 percent of sales in 2002, compared to $54.3 million or 19.0 percent of sales for 2001. In 2001, excluding goodwill and indefinite-lived intangible asset amortization, selling, general and administrative expenses from continuing operations totaled $50.7 million or 17.7 percent of sales. Increased employee benefit costs, including insurance and pension costs of approximately $0.7 million were offset by reduced bad debt expenses of approximately $1.0 million during 2002. The Company is taking the appropriate actions to manage its business and reduce its cost structure consistent with the trend in current economic conditions, and this is being done in a prudent and rational manner. Attention is focused on prudent investments in advanced manufacturing techniques, human capital, and system upgrades. These programs are intended to grow market share, to position the Company to further capitalize on its targeted end-markets and to increase its operating leverage ratio when a more favorable economic environment is restored. However, due to current conditions in the insurance industry, and the recent lower returns on pension plan assets and lower interest rates, the Company expects to see additional increases in 2003 for insurance and pension costs. Pension costs are expected to increase by $2.5 million to $3.0 million in 2003 as compared to 2002.

      During the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity among three plants in the Specialty Metal Formed Products reporting segment. This restructuring plan resulted in a $0.5 million charge in the fourth quarter of 2002, and a related $0.5 million liability in the Company’s December 31, 2002 balance sheet. In addition to the costs recorded in the fourth quarter of 2002, the Company expects to incur in 2003 approximately $1.8 million of additional costs related to headcount reductions, equipment relocation and other restructuring expenses. This restructuring plan is expected to provide annualized cost savings to the Company of approximately $2.0 million per year beginning in 2004.

      During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from recent spending levels and new information provided by the Company’s outside attorneys regarding forecasted spending levels to complete the trial phase. This legal action is further discussed in the Notes to Consolidated Financial Statements (Note 11) and other discussions throughout this Annual Report.

      Operating income from continuing operations equaled $38.4 million during 2002, compared to $45.5 million in 2001, with operating margins of 13.7 percent and 15.9 percent in 2002 and 2001, respectively. Operating income from continuing operations, excluding the $7.5 million of unusual litigation expenses, equaled $45.9 million during 2002, or an operating margin of 16.4 percent. Operating income from continuing operations, excluding goodwill and indefinite-lived intangible asset amortization equaled $49.2 million during 2001, or an operating margin of 17.2 percent.

      On a reporting segment basis, operating income from the Specialty Metal Formed Products reporting segment was $30.1 million during 2002 as compared to $34.6 million during 2001. Excluding goodwill and indefinite-lived intangible asset amortization, 2001 operating income from the Specialty Metal Formed Products reporting segment would have been $35.6 million. The decrease in operating income is primarily due to reduced volume and unfavorable sales mix specific to certain custom-engineered bearings and specialty ball products. In addition, the reporting segment’s operating income was negatively impacted by additional inventory reserves related to slow moving items, employee benefit, and other intangible asset amortization costs during 2002 as compared to 2001.

      The Ring, Seal, and Filtration Products reporting segment contributed $10.3 million to the Company’s operating income during 2002 as compared to $14.3 million during 2001. Excluding goodwill and indefinite-lived intangible asset amortization, 2001 operating income from the Ring, Seal, and Filtration Products reporting segment would have been $15.1 million. The decrease in operating income is primarily due to reduced volume and unfavorable sales mix specific to certain filtration system products and custom ring products. In addition, the reporting segment’s operating income was negatively impacted by additional inventory reserves related to slow moving items, and employee benefit costs during 2002 as compared to 2001.

      The Other Metal Products reporting segment contributed $2.6 million of operating income during 2002 as compared to $2.2 million during 2001. Excluding goodwill and indefinite-lived intangible asset amortization, 2001 operating income from the Other Metal Products reporting segment would have been $3.3 million. The decrease in operating income is primarily due to reduced volume of certain metal forming products, sold to the Far East markets, and various metal alloy products. Partially offsetting these declines, the reporting segment’s operating income was favorably impacted by reduced bad debt expenses during 2002 as compared to 2001.

      Net interest income in 2002 was $0.8 million, while net interest expense in 2001 was $0.3 million. The increased net interest income was primarily due to lower debt levels during 2002. In February 2002, the Company reduced its outstanding bank revolving credit facility debt by $40.0 million.

      Income from continuing operations equaled $25.4 million during 2002, compared to $28.5 million in 2001, with return on sales of 9.1 percent and 10.0 percent in 2002 and 2001, respectively. Income from continuing operations, excluding the $4.8 million after tax impact of unusual litigation expenses, equaled $30.2 million during 2002, or a return on sales of 10.8 percent. Income from continuing operations, excluding goodwill and indefinite-lived intangible asset amortization equaled $30.8 million during 2001, or a return on sales of 10.8 percent.

      Diluted earnings per common share from continuing operations decreased to $0.85 in 2002 compared to $0.95 in 2001, both years based on 30.0 million weighted average common shares outstanding. Diluted earnings per common share from continuing operations, excluding the $4.8 million after tax impact of unusual litigation expenses, equaled $1.01 in 2002. Diluted earnings per common share from continuing operations, excluding goodwill and indefinite-lived intangible asset amortization, equaled $1.03 in 2001.

      The effective income tax rate on continuing operations was 35.1 percent in 2002 as compared to a 37 percent tax rate during 2001. This reduction is primarily due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” as the Company is no longer amortizing goodwill, and due to an increase in U.S. foreign income tax credits related to the 2001 acquisition of ACE Controls. The Company expects the effective tax rate for the 2003 year to be approximately 35 percent.

      As required, on January 1, 2002, the Company adopted SFAS No. 142. As a result, Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets beginning in 2002, but is required to subject these assets to an annual impairment analysis. During the second quarter of 2002, the Company completed the first step of the two-step goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result of completing step one, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicates potential goodwill impairment. Both reporting units are part of the Company’s Other Metal Products reporting segment. The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002. During the third quarter of 2002, the Company engaged a valuation specialist to assist it in completing step two of the goodwill impairment test, which measures the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As a result of completing step two of the goodwill impairment test, the Company determined that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. Under previous guidance, specifically Accounting Principles Board Opinion No. 17, goodwill was tested for impairment using an undiscounted cash flow (recoverability) approach. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Therefore, previously reported first quarter and cumulative year-to-date results for 2002 have been restated to reflect the goodwill impairment loss.

      During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products reporting segment. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million.

      On December 31, 2001, the Company sold the net assets of the Fluid Power Products reporting segment for approximately $16 million cash. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter of 2001.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement during 2001. Upon meeting the criteria for applying held for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products reporting segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products reporting segment in the fourth quarter of 2001.

      The total (loss) in 2001 from the discontinued Fluid Power Products reporting segment, including write-down of assets and gain on disposal discussed above, which is presented separately from continuing operations in the consolidated financial statements, was $(47.7) million. (Loss), after tax credits, from discontinued operations in 2001 of $(32.5) million resulted in diluted (loss) per common share from discontinued operations of $(1.08).

      The Company’s net income for 2002, including the cumulative effect of an accounting change was $12.2 million or $0.41 per common share on a diluted basis. The Company’s total net (loss) for 2001, including results of discontinued operations, was $(4.0) million or $(0.13) per common share on a diluted basis.

Analysis of 2001 Operations Compared to 2000 Operations

      Net sales from continuing operations of $285.6 million in 2001 increased $6.8 million or 2.5 percent compared to 2000’s sales of $278.8 million. Strategic acquisitions completed in August 2000 and March 2001, which both expanded existing product lines and added new product offerings, accounted for an increase of $49.1 million in year over year sales. Excluding the impact of these acquisitions, sales of the remaining Kaydon operations decreased $42.3 million or 15.7 percent, reflecting the continued broad-based slowdown in economic activity throughout the global manufacturing sector. Specifically, the Company experienced an extended downturn for various products sold by its Specialty Metal Formed Products reporting segment. This segment achieved sales of $168.1 million during 2001 compared to 2000 sales of $182.1 million. Excluding the impact of acquisitions, sales of this reporting segment decreased $44.1 million or 24.2 percent as a result of reduced demand for custom-engineered bearings and specialty ball products from the specialty electronic manufacturing equipment market, heavy equipment markets, and the specialty ball markets. Partially offsetting this decline, the Company’s Ring, Seal and Filtration Products reporting segment achieved sales of $89.3 million during 2001, up a modest $1.8 million from 2000 sales achieved of $87.5 million. Stronger demand for certain ring products from aerospace and marine markets accounted for the increase. The Company’s Other Metal Products reporting segment achieved sales of $28.2 million during 2001 as compared with $9.2 million in 2000. The companies in this reporting segment were purchased in August 2000.

Selected Data For The Year 2001 Compared With The Year 2000

	For the Years Ended
	December 31,

	2001	2000

	(In thousands, except per
	share amounts)
Results from continuing operations:
Net sales	$285,603	$278,759
Gross profit	$99,845	$118,907
Gross profit margin	35.0%	42.7%
Operating income from continuing operations	$45,497	$58,431
Operating margin	15.9%	21.0%
Income from continuing operations	$28,480	$40,239
Earnings per share from continuing operations— diluted	$0.95	$1.33

      The Company’s gross margin percentage from continuing operations equaled 35.0 percent in 2001, as compared to 42.7 percent achieved in 2000. The decrease in gross margin percentage was due to reduced sales levels excluding acquisitions, primarily to the reduced sales achieved by the Company’s Specialty Metal Formed Products reporting segment. Kaydon’s high value-added products and resultant strong contribution margins make the Company’s profit performance very volume sensitive. Absent the effect of recent acquisitions, a gross margin decline of approximately $26.1 million can be directly attributed to the aforementioned $42.3 million decrease in sales volume compared to 2000.

      Selling, general and administrative expenses from continuing operations totaled $54.3 million or 19.0 percent of sales in 2001, compared to $38.7 million or 13.9 percent of sales for 2000, with $12.8 million of the increase in selling, general and administrative expenses relating to recent acquisitions. These acquisitions have higher selling, general and administrative expense cost structures than many of the other Kaydon operations, including increases for goodwill amortization. Selling, general, and administrative expenses as a percentage of sales for these recent acquisitions range from approximately 19 to 28 percent.

      Operating income from continuing operations equaled $45.5 million during 2001, compared to $58.4 million in 2000, with operating margins of 15.9 percent and 21.0 percent in 2001 and 2000, respectively. Operating income from continuing operations, excluding the $21.7 million of unusual litigation expenses, equaled $80.2 million during 2000, or an operating margin of 28.8 percent.

      On a reporting segment basis, operating income from the Specialty Metal Formed Products reporting segment was $34.6 million during 2001 as compared to $62.5 million during 2000. The decrease in operating income is primarily due to decreased volume and unfavorable sales mix specific to certain custom bearing and specialty ball products. In addition, recent acquisitions have higher selling, general and administrative expense cost structures than the other operations within the segment, including increases for goodwill amortization.

      The Ring, Seal, and Filtration Products reporting segment contributed $14.3 million to the Company’s operating income during 2001 as compared to $13.9 million during 2000. The increase in operating income is primarily due to volume increases related to certain ring products from aerospace and marine markets.

      The Other Metal Products reporting segment contributed $2.2 million of operating income during 2001 as compared to $0.7 million during 2000. The companies in this reporting segment were purchased in August 2000.

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

      During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products reporting segment. The write-down was necessary as a result of recent operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which likely would have led to continuing losses, structural changes in competitive dynamics, and adverse customer trends. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The estimated fair value of intangible and fixed assets was determined by the Company’s management based on current and projected operating performance, tangible asset values and other relevant factors. The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million. These charges to current assets reflected recent adverse credit trends of certain customers, changes in product manufacturing and customer service strategies, product pricing challenges caused by new competitive pressures, and other factors.

      During the latter part of November 2001, the Company received an unsolicited offer from a private ownership group to purchase the Fluid Power Products reporting segment. Negotiations with the private ownership group continued during December, until the sale of the reporting segment closed on December 31, 2001. The Company sold the net assets of the Fluid Power Products reporting segment for approximately $16 million cash. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement. Upon meeting the criteria for applying held for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products reporting segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products reporting segment in the fourth quarter.

      Net sales for the Fluid Power Products reporting segment totaled $49.4 million and $60.5 million in 2001 and 2000. Operating loss for the Fluid Power Products reporting segment totaled $(9.8) million and $(1.4) million in 2001 and 2000. As a result of the adoption of SFAS No. 144, the operating results of the Fluid Power Products reporting segment are presented separately from continuing operations in the consolidated financial statements.

      The total (loss) in 2001 from the discontinued Fluid Power Products reporting segment, including write-down of assets and gain on disposal discussed above, which is presented separately from continuing operations in the consolidated financial statements, was $(47.7) million. Net (loss), after tax credits, from discontinued operations in 2001 of $(32.5) million resulted in diluted (loss) per common share from discontinued operations of $(1.08). Total operating (loss) in 2000 from the discontinued Fluid Power Products operating segment, was $(1.4) million. Net (loss), after tax credits, from discontinued operations in 2000 of $(0.9) million resulted in diluted (loss) per common share from discontinued operations of $(0.03).

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

Liquidity, Working Capital, and Cash Flows

      One of the Company’s financial strategies is to maintain a high level of liquidity and cash flow, which continued in 2002. Historically, Kaydon Corporation has generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by the Company’s continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of the Company’s strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

      Free cash flow is cash from operations remaining after the Company has satisfied its capital investment initiatives to enhance manufacturing efficiencies, expand productive capacity and avail itself of other competitive opportunities. As one of its financial strategies, the Company focuses on maximizing free cash flow to achieve management’s primary objective—maximizing long-term shareholder value. The consolidated statements of cash flows are summarized as follows:

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from (used for):
Operations	$62,244	$51,236	$65,985
Capital expenditures, net	(8,821)	(9,562)	(8,793)

Free cash flow	$53,423	$41,674	$57,192
Cash flows from (used for):
Acquisitions, net of borrowings	(4,401)	166	(495)
Debt repayment	(40,160)	(6,053)	(80)

Free cash flow after net capital expenditures, acquisitions, net of borrowings, and debt repayment	$8,862	$35,787	$56,617

      In 2002 the Company again experienced strong operating cash flows as operating activities provided $62.2 million, including a tax refund received in the first quarter of 2002 of $10.1 million related to the sale of the Fluid Power Products reporting segment completed on December 31, 2001.

      Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $8.8 million in 2002, $9.6 million in 2001 and $8.8 million in 2000. Common stock dividends paid in 2002, 2001 and 2000 equaled $14.6 million, $14.6 million and $13.5 million. During 2003 the Company expects to invest approximately $12.0 million in net capital expenditures, including approximately $2.9 million in capital related to the restructuring plan initiated in the fourth quarter of 2002. The restructuring plan is further discussed in the Notes to Consolidated Financial Statements (Note 15). Cash paid to litigate the Transactions Lawsuit equaled $6.6 million, $3.9 million, and $2.8 million in 2002, 2001 and 2000. The Transactions Lawsuit is further discussed in the Notes to Consolidated Financial Statements (Note 11) and other discussions throughout this Annual Report. Because of positive returns earned in prior years on the Company’s pension plan investments, required annual contributions to the Company’s pension plans have been negligible. However, recent plan asset performance, and the current under funded status of the Company’s pension plans, will cause these minimum contributions to increase. The Company’s contribution for the 2002 pension plan year will be approximately $0.7 million. The Company estimates that its contribution for the 2003 pension plan year will be approximately $4.7 million.

      The Company repurchased 690 shares of its common stock in 2002 for less than $0.1 million compared to 67,940 shares for $1.7 million in 2001 and 883,957 shares for $20.2 million in 2000. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 1,469,132 shares have been repurchased as of December 31, 2002. The Company expects to be more active in share repurchases in 2003 as compared to 2002.

      The Company continues its active corporate development efforts to complement internal growth through the acquisition of additional companies to meet Kaydon’s well-disciplined criteria. On May 17, 2002 the Company used a portion of its cash resources to purchase substantially all of the assets of Printed Circuit Solutions Manufacturing, Inc., a designer of printed circuit boards and flexible printed tapes, for $4.4 million. On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls,

Inc. and its affiliated company ACE Controls International, Inc. (collectively known as “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. In August of 2000, the Company acquired three businesses known as the Tridan Group of companies for a total of $46.6 million. The acquisition was financed via the Company’s revolving credit facility. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry.

      The Company believes its current cash balances and future cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

      At December 31, 2002 the Company’s current ratio was 6.0 to 1 and working capital totaled $203.6 million, including $146.3 million of cash and cash equivalents. At December 31, 2001, the current ratio was 6.9 to 1 and working capital totaled $230.3 million, including cash and cash equivalents of $152.6 million.

      The Company’s working capital turnover was 1.4 times in 2002, compared to 1.2 times in 2001. Excluding cash, the working capital turnover was 4.9 times in 2002 compared to 3.7 times in 2001. The Company’s inventory turnover ratio was 3.6 times in 2002 compared to 3.5 times in 2001, while the days-sales year end balance equaled 49 days in 2002 compared to 53 days in 2001.

      During 1999, the Company entered into a $300.0 million domestic revolving credit facility, which terminates in June 2004. The facility permits the Company to borrow under several different interest rate options based on the London Interbank Offered Rate (LIBOR). The Company utilized the facility during 2001 and 2000 to finance the acquisition of ACE and the Tridan Group of companies. In 2002, the Company reduced by $40.0 million the amount outstanding on the credit facility. After consideration of the facility’s covenants, the Company had available credit under the revolving credit facility of $111.6 million at December 31, 2002. Absent a potential acquisition or significant erosion of the spread between the interest rate paid on debt and the interest rate earned on invested cash and cash equivalents, the Company expects current outstanding debt levels on this facility of $72.2 million to be maintained during 2003. Because the credit facility terminates in June 2004, all amounts outstanding thereunder will be reclassified as short-term debt in the Company’s consolidated financial statements beginning in June 2003.

Corporate Development

      The Company maintains an active acquisition program, which has made important contributions to the Company’s growth. As discussed earlier in the Liquidity, Working Capital and Cash Flows section, on May 17, 2002, the Company used a portion of its cash resources to purchase substantially all of the assets of Printed Circuit Solutions Manufacturing, Inc., a designer of printed circuit boards and flexible printed tapes, for $4.4 million. During the last five years, excluding operations classified as discontinued, the Company acquired seven businesses for $136.6 million.

      The Company utilizes well-disciplined criteria in selecting acquisitions, including the long-term enhancement of its financial strength and shareholder value.

      The initial earnings benefit of acquisitions to the Company is less than the corresponding increase in sales since earnings are reduced by acquisition related costs such as interest and added depreciation. Generally, the anticipated earnings improvement for the Company comes from subsequent growth of acquired companies, since future incremental sales are not burdened with these fixed acquisition costs. Future earnings are also anticipated to benefit from improved operating efficiencies and cost containment programs.

Litigation

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1995 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. In July 2002, the Company filed two motions. The first was a motion to exclude the testimony of three of plaintiffs’ proposed expert witnesses, including both of plaintiffs’ proposed valuation witnesses. The second motion, filed along with similar motions from the other defendants in the case, was for summary judgment dismissing all claims against the Company and the other defendants. On January 28, 2003, the Court granted the motion to exclude the testimony of three of plaintiffs’ proposed experts.

      On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. Although the plaintiffs have the right to appeal the Court’s order in this case, and the Company may incur additional costs, the Company believes the Court’s decision will withstand any possible appeal. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2002, a $5.3 million accrual was recorded as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned events of March 14, 2003.

      The Company is a party to various other lawsuits and matters arising in the normal course of business that are pending. Refer to the Notes to Consolidated Financial Statements (Note 11) for further information.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

      In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company’s operating results.

Many of the Company’s customers operate in cyclical industries that have experienced downward economic cycles which have adversely affected Kaydon’s revenues and net earnings.

      Many of the Company’s customers are in industries that are cyclical in nature and sensitive to changes in general U.S. and worldwide economic conditions and other factors, including capital spending levels. As a result, the demand for the Company’s products by these customers depends, in part, upon general economic conditions and business confidence levels. Downward economic cycles have affected the Company’s customers and reduced sales of the Company’s products resulting in reductions to the Company’s revenues and net earnings. The Company expects a general economic recovery in industrial manufacturing and upward economic cycle to result in increased revenues and operating results. However, the Company provides no assurances that any such recovery, upward cycle or increased sales and operating results will occur. If such recovery does not occur, Kaydon’s revenues may remain stable or decline and the Company may incur lower levels of profitability.

Kaydon operates in highly competitive industries and some of the Company’s competitors are larger and have better resources than the Company.

      The industries in which the Company operates are fragmented and it faces competition from multiple companies across all of the Company’s diverse product lines. Kaydon expects competitive pressures from new products and aggressive pricing to increase, which may cause the Company to lose market share or compel the Company to reduce prices to remain competitive, and which could result in reduced levels of revenues and earnings. Kaydon’s competitors include U.S. and non-U.S. companies, some of whom benefit from lower labor costs and regulatory burdens. In addition, certain competitors are larger than Kaydon and may have greater resources. Increased competition with these companies or new entrants to the Company’s key markets could prevent price increases for the Company’s products or could require price reductions, which could adversely affect the Company’s financial condition, results of operations, growth or liquidity and could affect the Company’s operating performance.

The Company’s efforts to acquire and integrate other companies and product lines may not be successful, and the Company may not realize the intended benefits of acquisitions.

      As part of the Company’s growth strategy, Kaydon has pursued, and intends to continue pursuing, acquisitions of complementary businesses as well as acquisitions that diversify the Company’s product offerings. The Company’s ability to grow through acquisitions depends upon the ability to identify, negotiate and complete suitable acquisitions. If the Company is not able to successfully manage future acquisitions, the Company may incur losses. Acquisitions and integration of those acquisitions into Kaydon’s existing structure involve a number of risks, including:

—	difficulties in integrating acquisitions into the Company’s operations;

—	delays in realizing the intended efficiencies, cost savings and revenue synergies;

—	unanticipated problems or liabilities; and

—	diversion of Company management’s time and attention.

The Company derives a portion of its revenues from foreign markets, which subjects the Company to additional business risks.

      Sales of the Company’s products from the Company’s foreign subsidiaries and from domestic subsidiaries selling to foreign locations accounted for approximately 29.9 percent of the Company’s net sales for the fiscal year ended December 31, 2002. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of the Company’s products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in the Company’s costs and earnings and may adversely affect the value of the Company’s assets outside the United States.

The Company’s manufactured critical performance products expose the Company to potential litigation-related costs.

      As a provider of critical performance products in a variety of industries including aerospace, defense, construction, marine, medical, material handling, machine tool positioning and other industrial applications, the Company faces a risk of exposure to claims in the event that the failure, use or misuse of the Company’s products results, or is alleged to result, in bodily injury and/or property damage.

      The Company, along with certain other companies, is named as a defendant in a lawsuit arising from an August 2000 fatal accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy, but it is possible that such costs will not be covered by insurance and, if so, the Company will incur unknown additional direct costs. Further, the Company believes that there are meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government inspectors and Sikorsky Aircraft Corporation. These claims have not been finally resolved.

      In the past, costs related to legal proceedings and settlements have had an effect on the Company’s business, financial condition, results of operations and liquidity. The Company makes no assurances that the ultimate cost of current known or future unknown litigation and claims will not exceed the Company’s current expectations and it is possible that such costs could have a material adverse effect on the Company.

The “Transactions Lawsuit” could materially affect the Company if an adverse result occurs.

      The Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1995 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). The Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. In July 2002, the Company filed a motion, along with similar motions from the other defendants in the case, for summary judgment dismissing all claims against the Company and the other defendants. On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. Although the plaintiffs have the right to appeal the Court’s order in this case, and the Company may incur additional costs, the Company believes the Court’s decision will withstand any possible appeal. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. As of December 31, 2002, a $5.3 million accrual was recorded as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned events of March 14, 2003. While the Company currently believes the amount of the ultimate liability, if any, with respect to this action will not materially affect the financial condition, results of operations, or liquidity of the Company, the Company realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 23 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the 2002 year) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 17 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the 2002 year) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local currency based. In addition, periodically, the Company enters into derivative financial instruments in the form of foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Kaydon Corporation:

      We have audited the accompanying consolidated balance sheet of Kaydon Corporation (“the Company”) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Kaydon Corporation as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 1, 2002, expressed an unqualified opinion on those statements before the revisions and restatement adjustments described below and in Notes 1 and 12.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 12, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. However, the Company made certain revisions and adjustments to prior years’ financial statements to comply with adoption requirements of the new accounting pronouncement or to conform with the current year’s presentation, as follows:

(i) As described in Note 12, the 2001 and 2000 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS 142, which the Company adopted as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 12 regarding 2001 and 2000 included (a) agreeing the previously reported income from continuing operations and net income (loss) (in total and the related earnings-per-share amounts) to the previously issued consolidated financial statements and the adjustments to amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS 142 to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of adjusted income from continuing operations and net income (loss) to previously reported income from continuing operations and net income (loss) and the related earnings-per-share amounts. Additionally, our procedures with respect to the disclosures in Note 12 regarding 2001 included (a) agreeing the cost basis and accumulated amortization of customer lists, patents, trademarks and other to the Company’s underlying records obtained from management, (b) agreeing 2001 amortization expense for other intangible assets to the Company’s underlying records obtained from management, and (c) agreeing the changes in the carrying amount of goodwill to the Company’s underlying records obtained from management.

(ii) As described in Note 1, the Company reclassified $10,101,000 of refundable income taxes from other accrued expenses to taxes recoverable in the 2001 consolidated balance sheet. We audited the adjustment that was applied to reclassify taxes recoverable in the 2001 consolidated balance sheet. Our procedures included

(a) agreeing the amount of taxes recoverable to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restatement of taxes recoverable.

      In our opinion, the revisions and adjustments described in (i) and (ii) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such revisions and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Ernst & Young LLP

Detroit, Michigan

January 31, 2003 (except with respect to the matter discussed in the second paragraph of Note 11, as to which the date is March 14, 2003)

      This audit report of Arthur Andersen LLP, the Company’s former independent public accountants, is a copy of the original report dated February 1, 2002 rendered by Arthur Andersen LLP on the Company’s consolidated financial statements included in the Company’s Form 10-K filed on March 15, 2002, and has not been reissued by Arthur Andersen LLP since that date. The Company is including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

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

Arthur Andersen LLP

Detroit, Michigan

February 1, 2002

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$146,301,000	$152,570,000
Accounts receivable, less allowance of $1,764,000 in 2002 and $2,195,000 in 2001	38,334,000	38,432,000
Inventories	47,019,000	55,066,000
Other current assets	12,396,000	13,415,000
Taxes recoverable	—	10,101,000

Total current assets	244,050,000	269,584,000

Property, plant and equipment, at cost:
Land and improvements	3,549,000	3,377,000
Buildings and leasehold improvements	45,941,000	43,679,000
Machinery and equipment	169,022,000	176,655,000

	218,512,000	223,711,000
Less: accumulated depreciation and amortization	(134,132,000)	(139,438,000)

	84,380,000	84,273,000

Goodwill, net	108,770,000	121,708,000
Other intangible assets, net	9,744,000	11,066,000
Other assets	30,203,000	21,268,000

	$477,147,000	$507,899,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,724,000	$10,117,000
Accrued expenses:
Employee benefits	3,658,000	3,682,000
Salaries and wages	5,549,000	5,799,000
Dividends payable	3,658,000	3,645,000
Accrued legal costs	5,328,000	3,411,000
Taxes payable	4,194,000	3,626,000
Other accrued expenses	7,322,000	8,966,000

Total current liabilities	40,433,000	39,246,000

Long-term debt	72,367,000	112,510,000
Long-term postretirement and postemployment benefit obligations	61,139,000	46,836,000
Other long-term liabilities	4,459,000	5,503,000

Total long-term liabilities	137,965,000	164,849,000

Shareholders’ Equity:
Preferred stock—($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock—($.10 par value, 98,000,000 shares authorized; 36,925,729 and 36,904,979 shares issued in 2002 and 2001)	3,693,000	3,691,000
Paid-in capital	46,014,000	45,017,000
Retained earnings	405,633,000	408,058,000
Less: Treasury stock, at cost; (6,622,704 and 6,476,595 shares in 2002 and 2001)	(139,446,000)	(135,782,000)
Less: Restricted stock awards; (270,556 and 452,158 shares in 2002 and 2001)	(5,380,000)	(9,619,000)
Accumulated other comprehensive loss	(11,765,000)	(7,561,000)

	298,749,000	303,804,000

	$477,147,000	$507,899,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net Sales	$279,410,000	$285,603,000	$278,759,000
Cost of sales	184,061,000	185,758,000	159,852,000

Gross Profit	95,349,000	99,845,000	118,907,000
Selling, general and administrative expenses	49,493,000	54,348,000	38,739,000
Unusual item—Sikorsky Matter (2000) and Transactions Lawsuit (2002 and 2000) expenses	7,500,000	—	21,737,000

Operating Income From Continuing Operations	38,356,000	45,497,000	58,431,000
Interest expense	(1,885,000)	(4,968,000)	(1,140,000)
Interest income	2,695,000	4,676,000	6,235,000

Income From Continuing Operations Before Income Taxes	39,166,000	45,205,000	63,526,000
Provision for income taxes	13,740,000	16,725,000	23,287,000

Income From Continuing Operations	25,426,000	28,480,000	40,239,000

Loss From Operations of Discontinued Segment (including write down of assets of $38,111,000 and gain on disposal of $168,000 in 2001)	—	(47,746,000)	(1,408,000)
Credit for income taxes	—	(15,266,000)	(516,000)

Loss From Discontinued Operations	—	(32,480,000)	(892,000)

Income (Loss) Before Cumulative Effect of Accounting Change	25,426,000	(4,000,000)	39,347,000
Cumulative Effect of Accounting Change (goodwill impairment), net of income tax credit of $3,544,000	(13,222,000)	—	—

Net Income (Loss)	$12,204,000	$(4,000,000)	$39,347,000

Earnings Per Share—Continuing Operations
Basic	$ 0.85	$0.95	$1.34

Diluted	$ 0.85	$0.95	$1.33

Loss Per Share—Discontinued Operations
Basic	—	$(1.08)	$(0.03)

Diluted	—	$(1.08)	$(0.03)

Loss Per Share—Cumulative Effect of Accounting Change
Basic	$(0.44)	—	—

Diluted	$(0.44)	—	—

Earnings (Loss) Per Share
Basic	$ 0.41	$(0.13)	$1.31

Diluted	$ 0.41	$(0.13)	$1.30

Dividends Declared Per Share	$ 0.48	$0.48	$0.45

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss		Total

Balance, December 31, 1999		$3,667,000	$40,942,000	$401,024,000	$(114,794,000)	$(10,833,000)	$(3,056,000)		$316,950,000
Net income, 2000	$39,347,000	—	—	39,347,000	—	—	—		39,347,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $55,000 tax	88,000	—	—	—	—	—	88,000		88,000
Unrealized translation adjustments	(2,930,000)	—	—	—	—	—	(2,930,000)		(2,930,000)

Comprehensive income	$36,505,000

Cash dividends declared		—	—	(13,714,000)	—	—	—		(13,714,000)
Issuance of 121,375 shares of common stock under stock option plans		13,000	2,404,000	—	—	—	—		2,417,000
Purchase of 883,957 shares of treasury stock		—	—	—	(20,172,000)	—	—		(20,172,000)
Restricted stock award grants		—	—	—	1,500,000	(1,500,000)	—		—
Restricted stock award cancellations		—	—	—	(1,152,000)	1,152,000	—		—
Amortization of restricted stock awards		—	—	—	—	449,000	—		449,000
Restricted stock award market value adjustments		—	(375,000)	—	—	375,000	—		—

Balance, December 31, 2000		$3,680,000	$42,971,000	$426,657,000	$(134,618,000)	$(10,357,000)	$(5,898,000)	*	$322,435,000
Net (loss), 2001	$(4,000,000)	—	—	(4,000,000)	—	—	—		(4,000,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($158,000) tax	(268,000)	—	—	—	—	—	(268,000)		(268,000)
Unrealized translation adjustments	(1,395,000)	—	—	—	—	—	(1,395,000)		(1,395,000)

Comprehensive (loss)	$(5,663,000)

Cash dividends declared		—	—	(14,599,000)	—	—	—		(14,599,000)
Other		—	78,000	—	—	—	—		78,000
Issuance of 109,588 shares of common stock under stock option plans		11,000	2,371,000	—	—	—	—		2,382,000
Purchase of 67,940 shares of treasury stock		—	—	—	(1,655,000)	—	—		(1,655,000)
Restricted stock award grants		—	—	—	2,015,000	(2,015,000)	—		—
Restricted stock award cancellations		—	—	—	(1,524,000)	1,524,000	—		—
Amortization of restricted stock awards		—	—	—	—	826,000	—		826,000
Restricted stock award market value adjustments		—	(403,000)	—	—	403,000	—		—

Balance, December 31, 2001		$3,691,000	$45,017,000	$408,058,000	$(135,782,000)	$(9,619,000)	$(7,561,000)	*	$303,804,000
Net income, 2002	$12,204,000	—	—	12,204,000	—	—	—		12,204,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($4,700,000) tax	(7,828,000)	—	—	—	—	—	(7,828,000)		(7,828,000)
Unrealized translation adjustments	3,624,000	—	—	—	—	—	3,624,000		3,624,000

Comprehensive income	$8,000,000

Cash dividends declared		—	—	(14,629,000)	—	—	—		(14,629,000)
Other		—	103,000	—	—	—	—		103,000
Issuance of 20,750 shares of common stock under stock option plans		2,000	516,000	—	—	—	—		518,000
Purchase of 690 shares of treasury stock		—	—	—	(20,000)	—	—		(20,000)
Restricted stock award grants		—	—	—	1,149,000	(1,149,000)	—		—
Restricted stock award cancellations		—	—	—	(4,793,000)	4,793,000	—		—
Amortization of restricted stock awards		—	—	—	—	973,000	—		973,000
Restricted stock award market value adjustments		—	378,000	—	—	(378,000)	—		—

Balance, December 31, 2002		$3,693,000	$46,014,000	$405,633,000	$(139,446,000)	$(5,380,000)	$(11,765,000)	*	$298,749,000

*	Comprised of unrealized translation adjustments of $(3,664,000), $(7,288,000), and $(5,893,000) and minimum pension liability of $(8,101,000), $(273,000), and $(5,000) as of December 31, 2002, 2001 and 2000.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$12,204,000	$(4,000,000)	$39,347,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Cumulative effect of accounting change, net of tax	13,222,000	—	—
Loss from discontinued operations, net of tax	—	32,480,000	892,000
Depreciation and amortization	13,725,000	15,430,000	11,779,000
Deferred taxes	(787,000)	9,000	(2,775,000)
Tax benefit related to stock options exercised	43,000	143,000	240,000
Postretirement and postemployment benefit obligations	2,265,000	800,000	2,457,000
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	1,087,000	13,191,000	(3,876,000)
Inventories	8,987,000	3,544,000	1,765,000
Other assets	10,945,000	(2,025,000)	878,000
Accounts payable	109,000	(844,000)	868,000
Accrued expenses	444,000	(7,492,000)	14,410,000

Net cash from operating activities	62,244,000	51,236,000	65,985,000

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	(4,401,000)	(70,584,000)	(47,895,000)
Additions to property, plant and equipment, net	(8,821,000)	(9,562,000)	(8,793,000)

Net cash used in investing activities	(13,222,000)	(80,146,000)	(56,688,000)

Cash Flows from Financing Activities:
Cash dividends paid	(14,616,000)	(14,596,000)	(13,498,000)
Proceeds from debt	—	70,750,000	47,400,000
Payments on debt	(40,160,000)	(6,053,000)	(80,000)
Proceeds from issuance of common stock	475,000	2,239,000	2,177,000
Purchase of treasury stock	(20,000)	(1,655,000)	(20,172,000)

Net cash from (used in) financing activities	(54,321,000)	50,685,000	15,827,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(267,000)	(480,000)	(530,000)
Proceeds from Sale of Discontinued Operations	463,000	15,620,000	—
Cash from (used in) Discontinued Operations	(1,166,000)	690,000	622,000

Net Increase (Decrease) in Cash and Cash Equivalents	(6,269,000)	37,605,000	25,216,000
Cash and Cash Equivalents—Beginning of Year	152,570,000	114,965,000	89,749,000

Cash and Cash Equivalents—End of Year	$146,301,000	$152,570,000	$114,965,000

Cash expended for income taxes (net of a refund of $10,101,000 in 2002)	$3,856,000	$16,640,000	$22,011,000

Cash expended for interest	$1,965,000	$4,766,000	$1,145,000

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

  Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

      The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002 the Company had $38.9 million invested in investment grade prime commercial paper of several United States issuers, and had $101.3 million invested in various money market or time-deposit accounts.

  Inventories:

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2002	2001

Raw material	$16,089,000	$17,482,000
Work in progress	10,976,000	11,227,000
Finished goods	19,954,000	26,357,000

	$47,019,000	$55,066,000

  Property, Plant and Equipment, and Other Long-Lived Assets:

      Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $11.2 million, $10.2 million and $9.4 million in 2002, 2001, and 2000. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10 - 40 years
Machinery and equipment	3 - 15 years

      Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Other Assets:

      Other assets primarily include deferred tax assets which are discussed further in Note 10.

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

     Stock-Based Compensation:

      The Company accounts for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	2002	2001	2000

Reported net income (loss)	$12,204,000	$(4,000,000)	$39,347,000
Add: Total stock-based compensation expense included in reported net income (loss), net of tax	631,000	520,000	284,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,177,000)	(984,000)	(770,000)

Pro-forma net income (loss)	$11,658,000	$(4,464,000)	$38,861,000

Earnings (loss) per share— Basic:
As reported	$0.41	$(0.13)	$1.31
Pro-forma	$0.39	$(0.15)	$1.29
Earnings (loss) per share— Diluted:
As reported	$0.41	$(0.13)	$1.30
Pro-forma	$0.39	$(0.15)	$1.29

      The Company’s stock-based compensation plans are discussed further in Note 6.

     Fair Value of Financial Instruments:

      The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to various market data for comparable instruments. The fair value of long-term debt approximates its recorded value.

     Revenue Recognition:

      The Company recognizes revenue when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based upon the age of the outstanding balance and the credit standing of the related customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Comprehensive Income:

      Comprehensive income consists of net income, minimum pension liability adjustments and unrealized foreign currency translation adjustments, and is presented in the Consolidated Statement of Shareholders’ Equity.

     Impact of Recently Issued Accounting Standards:

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for disposal activities initiated after December 31, 2002. The standard replaces Emerging Issues Task Force (“EITF”) Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The adoption of this new pronouncement is expected to have no effect on the Company’s consolidated results of operations and financial position. The restructuring plan entered into by the Company during the fourth quarter of 2002, and discussed further in Note 15, is being accounted for under EITF Issue 94-3 as the restructuring plan was initiated prior to December 31, 2002.

     Legal Costs:

      Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

     Reclassifications:

      Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2002, including the reclassification of $10.1 million of refundable income taxes from other accrued expenses to taxes recoverable in the 2001 Consolidated Balance Sheet.

NOTE 2     Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2002	2001	2000

Numerators:
Numerator for both basic and diluted earnings per share from continuing operations, income from continuing operations	$25,426,000	$28,480,000	$40,239,000

Denominators:
Denominator for basic earnings per share from continuing operations, weighted average common shares outstanding	29,989,000	29,949,000	30,129,000
Potential dilutive shares resulting from stock options and restricted stock awards	15,000	33,000	37,000

Denominator for diluted earnings per share from continuing operations	30,004,000	29,982,000	30,166,000

Earnings Per Share From Continuing Operations:
Basic	$0.85	$0.95	$1.34

Diluted	$0.85	$0.95	$1.33

      During 2002, 2001 and 2000 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share from continuing operations for part of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted to purchase 187,850 shares of common stock at prices ranging from $28.35 to $33.31 were excluded from the computation of diluted earnings per share from continuing operations for all periods presented because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3     Acquisitions

      On May 17, 2002, the Company purchased substantially all of the assets of Printed Circuit Solutions Manufacturing, Inc., a designer of printed circuit boards and flexible printed tapes, for $4.4 million. The acquisition was accounted for using the purchase method of accounting and accordingly the results of operations were included in the 2002 consolidated financial statements since the acquisition date. Goodwill and other intangible assets acquired aggregated $2.1 million at the acquisition date. Other intangible assets with a gross value of $.2 million are being amortized on a straight-line basis over a 10-year period. Pro-forma financial results of the Company, including the results of this acquired business, would not have been materially different from actual results.

      On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the consolidated financial statements since the acquisition date. Goodwill and other intangible assets acquired aggregated $53.6 million at the acquisition date. During 2001, goodwill and other intangible assets were being amortized on a straight-line basis over periods ranging from 10 to 40 years. Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets beginning in 2002. During 2002, other intangible assets with a gross value of $8.7 million at the acquisition date continued to be amortized on a straight-line basis over periods ranging from 10 to 20 years.

      On August 28, 2000, the Company acquired three businesses, which had substantially identical ownership, known as the “Tridan Group” of companies. The acquisition included the purchase of substantially all of the assets of Tridan International, Inc., a manufacturer of specialty production equipment for the commercial and residential air conditioning industry, and the purchase of substantially all of the assets of Canfield Technologies, Inc., and affiliates, a manufacturer of metal alloy and engineered materials sold into the electronics, construction and specialty manufacturing industries. In addition, the acquisition included the purchase of all of the outstanding stock and certain real estate formerly leased by Indiana Precision, Inc., a manufacturer of specialty tooling for the plastic packaging industry. The purchase price, net of cash acquired, for the Tridan Group of companies was $46.6 million. The Company utilized its revolving credit facility to finance the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included in the consolidated financial statements since the acquisition date. Goodwill acquired aggregated $32.9 million at the acquisition date. During 2001 and 2000, goodwill was being amortized on a straight-line basis over 30 years. Kaydon is no longer amortizing goodwill beginning in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The following table reconciles net sales, income from continuing operations, basic earnings per share and diluted earnings per share from continuing operations for 2001 and 2000 on a pro-forma, unaudited basis, had the ACE and Tridan Group acquisitions occurred as of January 1, 2000:

	2001	2000

Net Sales:
As reported	$285,603,000	$278,759,000
Pro-forma	$291,803,000	$340,783,000
Income From Continuing Operations:
As reported	$28,480,000	$40,239,000
Pro-forma	$28,559,000	$42,277,000
Earnings Per Share— Basic:
As reported	$0.95	$1.34
Pro-forma	$0.95	$1.40
Earnings Per Share— Diluted:
As reported	$0.95	$1.33
Pro-forma	$0.95	$1.40

NOTE 4     Discontinued Operations and Disposal of an Operating Segment

      During the third quarter of 2001, the Company recorded a special non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products reporting segment. The majority of the special charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million.

      On December 31, 2001, the Company sold the net assets of the Fluid Power Products reporting segment for approximately $16 million cash. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter of 2001.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement during 2001. Upon meeting the criteria for applying held for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products reporting segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products reporting segment in the fourth quarter of 2001.

      Net sales for the Fluid Power Products reporting segment totaled $49.4 million and $60.5 million in 2001 and 2000. Operating loss for the Fluid Power Products reporting segment totaled $(9.8) million and $(1.4) million in 2001 and 2000. As a result of the adoption of SFAS No. 144, the operating results of the Fluid Power Products reporting segment are presented separately from continuing operations in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE 5     Long-Term Debt

	2002	2001

Bank revolving credit facility	$72,150,000	$112,150,000
Other	346,000	506,000

	72,496,000	112,656,000
Less current maturities	129,000	146,000

	$72,367,000	$112,510,000

      The revolving credit facility, which terminates in June 2004, permits the Company to borrow up to $300.0 million under several different interest rate options. The interest rate on the revolving credit facility borrowings equaled 1.89 percent at December 31, 2002 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants the most restrictive of which limits the total amount of indebtedness the Company may incur based on the Company’s earnings before interest, taxes, depreciation and amortization. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2002. After consideration of the facility’s covenants, the Company has additional available credit under its revolving credit facility of $111.6 million at December 31, 2002.

NOTE 6     Stock-Based Compensation

      The Company’s 1999 Long-Term Stock Incentive Plan (“Incentive Plan”), which replaced the Company’s 1993 Stock Option Plan, provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain reacquisitions of shares by the Company, for stock-based incentives in various forms. The Company also has the 1993 Non-Employee Directors Stock Option Plan (“Directors Plan”) which had an initial maximum of 200,000 shares available for grant.

      Pursuant to the Incentive Plan, the Company granted restricted stock awards for 48,660 shares, 95,180 shares, and 66,150 shares of Company common stock during 2002, 2001 and 2000, to key employees of the Company. At December 31, 2002 restricted stock awards of 270,556 shares remain outstanding, as a result of cancellations of 194,079 shares and vesting of 36,183 shares during 2002. Of the total 194,079 shares canceled in 2002, 178,220 shares were canceled because specific diluted earnings per share and common stock price performance criteria were not achieved by the Company during 2002, 2001 and 2000. Prior to their cancellation at the end of 2002, the deferred compensation associated with these performance-based shares was based on the market price of Company common stock during each reporting period and the degree to which the performance criteria had been met, and did change each reporting period. As of December 31, 2002, there are no performance-based restricted stock award shares outstanding. The deferred compensation associated with the 270,556 shares outstanding at December 31, 2002 is fixed and will vest over the awards’ five- to ten-year vesting periods. Compensation expense for the vesting of restricted stock awards was approximately $1.0 million, $0.8 million and $0.4 million in 2002, 2001 and 2000. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $23.60, $21.17 and $22.68 in 2002, 2001 and 2000. The unamortized value of unvested restricted stock awards aggregating $5.4 million at December 31, 2002 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.

      Fixed stock options are granted to key employees and Directors of the Company. The exercise price of each fixed option equals the market price of Company common stock on the date of the grant. Options granted become exercisable at the rate of 10 percent or 25 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      A summary of stock option information is as follows:

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	466,450	$26.38	631,613	$25.09	841,813	$24.33
Granted	50,000	$24.00	25,000	$24.06	45,000	$23.10
Exercised	(20,750)	$22.89	(109,588)	$20.43	(121,375)	$17.91
Canceled	(70,500)	$32.36	(80,575)	$23.27	(133,825)	$26.14

Outstanding at End of Year	425,200	$25.30	466,450	$26.38	631,613	$25.09

Exercisable at End of Year	313,450	$25.51	291,313	$26.94	327,301	$23.52

Weighted Avg. Fair Value of Options Granted	$9.52		$8.57		$9.31

      The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions utilized in 2002: risk free interest rate of 4.7 percent; expected dividend yield of 1.1 percent; expected life of 5 or 10 years; expected volatility of 35.1 percent. The following weighted average assumptions were utilized in 2001: risk free interest rate of 4.6 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.3 percent. The following weighted average assumptions were utilized in 2000: risk free interest rate of 5.9 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.7 percent.

      Options outstanding at December 31, 2002 are as follows:

					Wtd. Avg.
					Remaining
				Wtd. Avg.	Contractual
		Lowest	Highest	Exercise	Life
	Options	Price	Price	Price	(years)

Exercise price per share:
Under $25.00:
Exercisable	280,700	$20.81	$24.81	$24.67	1.00
Non-exercisable	76,500	$21.09	$24.40	$22.54	5.90

	357,200	$20.81	$24.81	$24.22	2.05

Over $25.00:
Exercisable	32,750	$26.01	$33.31	$32.73	1.50
Non-exercisable	35,250	$26.01	$33.31	$29.42	3.99

	68,000	$26.01	$33.31	$31.01	2.79

Total options	425,200	$20.81	$33.31	$25.30	2.17

      At December 31, 2002, 3,602,768 shares remained available for grant under the Incentive Plan, and 45,000 shares remained available for grant under the Directors Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE 7     Shareholders Rights Plan

      On May 4, 2000, the Board of Directors of the Company adopted a shareholders rights plan which attached one right to each share of Kaydon Corporation common stock held by shareholders of record at the close of business on June 12, 2000. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The rights will become exercisable only if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of Company common stock. Each right will entitle the shareholder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of one hundred dollars ($100.00) per right. The rights will expire at the close of business on May 4, 2010, unless earlier redeemed by the Company.

NOTE 8     Employee Benefit Plans

      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employees salary and totaled $862,000, $577,000 and $951,000 in 2002, 2001 and 2000.

      The Company maintains several defined benefit pension plans which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment. The Company’s policy is to fund the minimum amounts required by the Employee Retirement Income Security Act of 1974. Plan assets consist principally of money market funds and publicly traded equity securities which included 160,000 shares of Kaydon Corporation common stock at December 31, 2002 and 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(64,571,000)	$(63,824,000)	$(31,295,000)	$(27,052,000)
Service cost	(1,886,000)	(1,904,000)	(633,000)	(644,000)
Interest cost	(4,843,000)	(4,743,000)	(1,673,000)	(1,970,000)
Plan amendments	—	(1,617,000)	8,986,000	—
Actuarial gain (loss)	(6,517,000)	3,821,000	1,148,000	(3,187,000)
Benefits paid	3,303,000	3,696,000	1,306,000	1,558,000

Benefit obligation, September 30	(74,514,000)	(64,571,000)	(22,161,000)	(31,295,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	54,639,000	68,479,000	—	—
Actual return on plan assets	(9,783,000)	(11,341,000)	—	—
Company contributions	547,000	1,197,000	1,306,000	1,558,000
Plan participants’ contributions	—	—	194,000	99,000
Benefits paid	(3,303,000)	(3,696,000)	(1,500,000)	(1,657,000)

Fair value of plan assets, September 30	42,100,000	54,639,000	—	—

Funded Status	(32,414,000)	(9,932,000)	(22,161,000)	(31,295,000)
Unrecognized net transition obligation	21,000	56,000	—	—
Unrecognized prior service cost	1,655,000	2,740,000	(9,438,000)	(1,539,000)
Unrecognized net loss (gain)	18,787,000	(2,446,000)	(2,497,000)	(1,393,000)

Accrued benefit cost, September 30	(11,951,000)	(9,582,000)	(34,096,000)	(34,227,000)
Contributions for fourth quarter	96,000	123,000	—	—

Accrued benefit cost, December 31	$(11,855,000)	$(9,459,000)	$(34,096,000)	$(34,227,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(26,618,000)	$(12,184,000)	$(34,096,000)	$(34,227,000)
Intangible asset	6,662,000	2,452,000	—	—
Accumulated other comprehensive income	8,101,000	273,000	—	—

Net amount recognized	$(11,855,000)	$(9,459,000)	$(34,096,000)	$(34,227,000)

Weighted-Average Assumptions as of September 30:
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	3.75%	4.00%	3.75%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $74,514,000, $68,451,000, and $42,100,000, respectively, as of December 31, 2002 and $36,734,000, $36,618,000, and $24,823,000, respectively, as of December 31, 2001.

	Pension Benefits

	2002	2001	2000

Components of Net Periodic Benefit Cost:
Service cost	$1,886,000	$1,904,000	$2,175,000
Interest cost	4,843,000	4,743,000	4,520,000
Expected return on plan assets	(4,917,000)	(6,164,000)	(5,628,000)
Curtailment income	—	—	(6,000)
Amortization of:
Unrecognized net transition obligation	35,000	(6,000)	(6,000)
Unrecognized prior service cost	1,084,000	1,103,000	1,238,000
Unrecognized net loss (gain)	3,000	(624,000)	(319,000)

Net periodic benefit cost	$2,934,000	$956,000	$1,974,000

      Included in the above tables that provide a summary of the Company’s Pension Benefits is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to this non-qualified pension plan totaled $6,915,000 and $7,043,000 at December 31, 2002 and $5,930,000 and $6,046,000 at December 31, 2001, respectively. Net periodic benefit cost for this plan was $1,130,000, $1,172,000 and $1,124,000 in 2002, 2001 and 2000, respectively. Excluding this non-qualified plan, the Company’s underfunded status on its qualified pension plans was $25,371,000 and $3,886,000 at December 31, 2002 and 2001.

	Postretirement Benefits

	2002	2001	2000

Components of Net Periodic Benefit Cost:
Service cost	$633,000	$644,000	$701,000
Interest cost	1,673,000	1,970,000	1,935,000
Amortization of:
Unrecognized prior service cost	(1,087,000)	(196,000)	(195,000)
Unrecognized net gain	(185,000)	(307,000)	(144,000)

Net periodic benefit cost	$1,034,000	$2,111,000	$2,297,000

      For measurement purposes, a 9.33 percent annual rate of increase for participants under 65 years of age and a 11 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2002. The rates were assumed to decrease gradually to six percent by 2007 and remain at that level thereafter. The assumed dental cost trend rate for 2002 and all future years is six percent.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one percent increase in the assumed health care cost trend rates would have increased the net periodic benefit cost by $0.4 million during 2002 and would have increased the accumulated postretirement benefit obligation at December 31, 2002 by $3.3 million. A one percent decrease in the assumed health care cost trend rates would have decreased the net periodic benefit cost by $0.3 million during 2002 and would have decreased the accumulated postretirement benefit obligation at December 31, 2002 by $2.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE 9     Lease Commitments

      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:

Year ending December 31,
2003	$1,314,000
2004	1,041,000
2005	838,000
2006	749,000
2007	629,000
Thereafter	612,000

      Aggregate rental expense charged to operations was $1,436,000, $2,075,000 and $1,945,000 in 2002, 2001, and 2000.

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

      The components of income (loss) before income taxes and the cumulative effect of accounting change are as follows:

	2002	2001	2000

Domestic	$33,638,000	$(7,165,000)	$61,223,000
Foreign	5,528,000	4,624,000	895,000

	$39,166,000	$(2,541,000)	$62,118,000

      The provision for income taxes on income (loss) before the cumulative effect of accounting change consisted of the following:

	2002	2001	2000

Current:
U.S. Federal	$10,929,000	$(1,211,000)	$21,534,000
State	1,422,000	683,000	3,336,000
Foreign	2,176,000	1,978,000	676,000

	14,527,000	1,450,000	25,546,000

Deferred:
U.S. Federal	(861,000)	(273,000)	(3,751,000)
State	(51,000)	264,000	(342,000)
Foreign	125,000	18,000	1,318,000

	(787,000)	9,000	(2,775,000)

	$13,740,000	$1,459,000	$22,771,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate before the cumulative effect of accounting change:

	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	2.4	2.3
U.S. federal export tax benefit	(1.5)	(2.4)	(1.3)
Nondeductible amortization of goodwill	—	2.0	1.1
Effect of disposition of reporting segment	—	(95.3)	—
Other, net	(.7)	.9	(.4)

Effective tax rate	35.1%	(57.4)%	36.7%

      The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2002 and 2001 were as follows:

	2002	2001

Deferred tax assets:
Postretirement and postemployment benefit obligations	$19,033,000	$14,331,000
Financial accruals and reserves not currently deductible	12,209,000	11,345,000
Inventory accounting method and basis differences	7,015,000	6,173,000
Foreign operating loss carryforwards	2,758,000	2,758,000
Intangibles	1,160,000	—
Other	566,000	—

	42,741,000	34,607,000

Deferred tax liabilities:
Plant and equipment basis differences	(6,430,000)	(6,081,000)
Intangibles	—	(1,332,000)
Other	—	(135,000)

	(6,430,000)	(7,548,000)

Net deferred tax asset	$36,311,000	$27,059,000

      The Company had available foreign net operating loss carryforwards of $8,898,000 at December 31, 2002 and 2001 that have an indefinite life.

      The net deferred tax asset recorded as an other current asset in the Consolidated Balance Sheets was $9,717,000 and $9,975,000 at December 31, 2002 and 2001. The net deferred tax asset recorded as a long-term other asset in the Consolidated Balance Sheets was $26,594,000 and $17,084,000 at December 31, 2002 and 2001. Undistributed earnings of foreign subsidiaries were $21,213,000 at December 31, 2002. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings have been permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be significantly offset by available foreign tax credits.

NOTE 11     Contingencies

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1995 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. In July 2002, the Company filed two motions. The first was a motion to exclude the testimony of three of plaintiffs’ proposed expert witnesses, including both of plaintiffs’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

proposed valuation witnesses. The second motion, filed along with similar motions from the other defendants in the case, was for summary judgment dismissing all claims against the Company and the other defendants. On January 28, 2003, the Court granted the motion to exclude the testimony of three of plaintiffs’ proposed experts.

      On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. Although the plaintiffs have the right to appeal the Court’s order in this case, and the Company may incur additional costs, the Company believes the Court’s decision will withstand any possible appeal. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2002, a $5.3 million accrual was recorded as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned events of March 14, 2003.

      As previously reported, the Company was involved in a U.S. government grand jury investigation and a private lawsuit related to a May 1996 accident involving a Sikorsky Aircraft Corporation CH-53E helicopter (collectively, the “Sikorsky Matter”).

      During the second quarter of 2000, a $12.6 million provision was recorded in order to support the Company’s best estimates to litigate the Transactions Lawsuit and the Sikorsky Matter discussed above.

      Regarding the Sikorsky Matter, during the third quarter of 2000, Kaydon reached a settlement with Sikorsky Aircraft Corporation and recorded an additional $9.1 million provision to reflect both the amount of the settlement with Sikorsky and the estimated amount of a potential settlement with the U.S. government, less amounts the Company had previously reserved to litigate these matters. In April 2001, the Company reached a settlement with the U.S. government regarding their investigation of inspection and product certification procedures at the Company’s Muskegon, Michigan facility. The settlement included the payment of $7.5 million to the U.S. government, including a $1.0 million fine. The payment to the U.S. government was completed during April 2001 and was offset by the previously recorded provisions without any impact on year 2001 earnings. In addition to the U.S. government settlement, Kaydon entered into a three-year agreement with the U.S. Department of Navy, on behalf of the U.S. Department of Defense, which confirms that Kaydon is presently eligible to contract with the U.S. government, ensures that Kaydon has, and will continue to have, a program of acceptable contracting policies and procedures, and establishes and implements a program of compliance reviews, audits and reports.

      As previously reported, in July 2001, Kaydon, Kaydon’s insurance provider and the plaintiff agreed to a settlement of a lawsuit which involved one of Kaydon’s subsidiaries as the defendant, with the settlement payment to the plaintiff being shared between Kaydon and Kaydon’s insurance provider. Kaydon’s portion of the settlement payment was offset by amounts previously recorded to litigate this legal matter. The Company believes that the loss sustained in the settlement of the lawsuit is covered under Kaydon’s commercial general liability policy, and that the ultimate resolution of the current litigation related to this matter between Kaydon and Kaydon’s insurance provider will not have a material effect on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

NOTE 12     Goodwill and Other Intangible Assets

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

      During the second quarter of 2002, the Company completed the first step of the two-step goodwill impairment test required by SFAS No. 142. Step one is designed to identify potential impairment by comparing the fair value of the Company’s reporting units, as that term is defined by SFAS No. 142, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result of completing step one, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicates potential goodwill impairment. Both reporting units are part of the Company’s “Other Metal Products” reporting segment. The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

      During the third quarter of 2002, the Company engaged a valuation specialist to assist it in completing step two of the goodwill impairment test, which measures the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As a result of completing step two of the goodwill impairment test, the Company determined that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. Under previous guidance, specifically Accounting Principles Board Opinion No. 17, goodwill was tested for impairment using an undiscounted cash flow (recoverability) approach. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Therefore, previously reported first quarter and cumulative year-to-date results for 2002 have been restated to reflect the goodwill impairment loss.

      During the second quarter of 2002 the Company acquired the net assets of Printed Circuit Solutions Manufacturing, Inc., a small, privately-held company for $4.4 million, of which $0.2 million was assigned to a patent acquired and $1.9 million was recognized as goodwill. The patent is being amortized over its estimated useful life of 10 years. The goodwill is being reported as part of the Company’s “Ring, Seal and Filtration Products” reporting segment, and will not be amortized, but will be subject to annual impairment testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The changes in the carrying amount of goodwill related to continuing operations for the years ended December 31, 2002 and 2001 are as follows:

	Specialty Metal	Ring, Seal and	Other Metal
	Formed Products	Filtration Products	Products	Total

Balance as of December 31, 2000	$28,540,000	$22,520,000	$31,577,000	$82,637,000
Goodwill acquired	42,399,000	—	—	42,399,000
Amortization expense	(1,664,000)	(779,000)	(1,112,000)	(3,555,000)
Final purchase price adjustments on 2000 acquisitions	—	—	1,075,000	1,075,000
Effect of foreign currency exchange rate changes	(402,000)	(446,000)	—	(848,000)

Balance as of December 31, 2001	$68,873,000	$21,295,000	$31,540,000	$121,708,000
Goodwill acquired	—	1,862,000	—	1,862,000
Impairment losses	—	—	(16,766,000)	(16,766,000)
Effect of foreign currency exchange rate changes	1,858,000	108,000	—	1,966,000

Balance as of December 31, 2002	$70,731,000	$23,265,000	$14,774,000	$108,770,000

      Goodwill includes $16.2 million arising prior to 1971 that was not being amortized prior to the adoption of SFAS No. 142 because, in the opinion of management, there was no diminution in value. Goodwill acquired after 1971 was being amortized in 2001 and 2000 on a straight-line basis over periods of 20 to 40 years. The Company recorded goodwill amortization expense from continuing operations of $3.6 million and $1.6 million in 2001 and 2000. Goodwill is stated net of accumulated amortization of $13.3 million at December 31, 2002 and 2001.

      For comparability purposes, the following two tables are presented as if goodwill and indefinite-lived intangible assets were no longer amortized as of January 1, 2000:

	2002	2001	2000

Income from continuing operations:
Reported income from continuing operations	$25,426,000	$28,480,000	$40,239,000
Goodwill amortization from continuing operations, net of tax	—	2,240,000	1,036,000
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	65,000	—

Adjusted income from continuing operations	$25,426,000	$30,785,000	$41,275,000

Basic earnings per share:
Reported income from continuing operations	$0.85	$0.95	$1.34
Goodwill amortization from continuing operations, net of tax	—	0.08	0.03
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—

Adjusted income from continuing operations	$0.85	$1.03	$1.37

Diluted earnings per share:
Reported income from continuing operations	$0.85	$0.95	$1.33
Goodwill amortization from continuing operations, net of tax	—	0.08	0.03
Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—

Adjusted income from continuing operations	$0.85	$1.03	$1.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	2002	2001	2000

Net income (loss):
Reported net income (loss)	$12,204,000	$(4,000,000)	$39,347,000
Goodwill amortization, net of tax	—	2,863,000	2,030,000
Indefinite-lived intangible asset amortization, net of tax	—	65,000	—

Adjusted net income (loss)	$12,204,000	$(1,072,000)	$41,377,000

Basic earnings (loss) per share:
Reported net income (loss)	$0.41	$(0.13)	$1.31
Goodwill amortization, net of tax	—	0.10	0.07
Indefinite-lived intangible asset amortization, net of tax	—	—	—

Adjusted net income (loss)	$0.41	$(0.03)	$1.38

Diluted earnings (loss) per share:
Reported net income (loss)	$0.41	$(0.13)	$1.30
Goodwill amortization, net of tax	—	0.10	0.07
Indefinite-lived intangible asset amortization, net of tax	—	—	—

Adjusted net income (loss)	$0.41	$(0.03)	$1.37

      Other intangible assets are summarized as follows:

	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$8,140,000	$1,818,000	$8,140,000	$862,000
Patents	1,553,000	527,000	1,353,000	395,000
Other	950,000	950,000	950,000	516,000

	$10,643,000	$3,295,000	$10,443,000	$1,773,000

      The intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	2002	2001
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2001	$909,000
For the year ended December 31, 2002	$1,522,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2003	$840,000
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE 13     Derivatives

      During 2002, the Company entered into derivative financial instruments in the form of foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on short-term, foreign currency denominated intercompany transactions. The currency hedged by the Company during 2002 was the European Euro. The forward foreign exchange contracts entered into by the Company are accounted for as cash flow hedges. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The Company is not a party to leveraged derivatives. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company formally documents its hedge relationships, including the identification of the hedging instrument and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. As of December 31, 2002, there were no outstanding derivative financial instruments. The Company was not a party to any derivative financial instruments for the years ended December 31, 2001 and 2000.

NOTE 14     Business Segment Information

      The Company operates through individual operating units for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance (“operating segments”). The Company’s operating segments manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers, integrators and distributors. Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into three continuing reportable segments.

      The Company has three continuing reportable segments and one discontinued reportable segment engaged in the manufacture and sale of the following:

      Specialty Metal Formed Products— complex metal products used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls, linear deceleration products and metal retaining devices.

      Ring, Seal and Filtration Products— complex and standard ring, seal and filtration products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include engine rings, sealing rings, shaft seals, slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints, printed circuit boards, filter elements and filtration systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, fixed assets and certain prepaid expenses. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	2002	2001	2000

Net sales
Specialty Metal Formed Products
External customers	$166,677,000	$167,553,000	$181,770,000
Intersegment	343,000	544,000	339,000

	167,020,000	168,097,000	182,109,000
Ring, Seal and Filtration Products
External customers	91,392,000	89,878,000	87,827,000
Intersegment	(343,000)	(544,000)	(339,000)

	91,049,000	89,334,000	87,488,000
Other Metal Products	21,341,000	28,172,000	9,162,000
Fluid Power Products	—	49,405,000	60,487,000

Total segment net sales	279,410,000	335,008,000	339,246,000
Net sales of discontinued operations	—	(49,405,000)	(60,487,000)

Total consolidated net sales	$279,410,000	$285,603,000	$278,759,000

	2002	2001	2000

Operating income (loss)
Specialty Metal Formed Products	$30,096,000	$34,618,000	$62,463,000
Ring, Seal and Filtration Products	10,281,000	14,325,000	13,906,000
Other Metal Products	2,628,000	2,209,000	682,000
Fluid Power Products	—	(9,803,000)	(1,408,000)

Total segment operating income	43,005,000	41,349,000	75,643,000
State income tax provision included in segment operating income	1,558,000	682,000	3,336,000
Items not allocated to segment operating income	(6,207,000)	(6,337,000)	(21,956,000)
Interest expense	(1,885,000)	(4,968,000)	(1,140,000)
Interest income	2,695,000	4,676,000	6,235,000
Operating loss of discontinued operations	—	9,803,000	1,408,000

Income from continuing operations before income taxes	$39,166,000	$45,205,000	$63,526,000

	2002	2001	2000

Depreciation and amortization
Specialty Metal Formed Products	$9,197,000	$9,725,000	$7,033,000
Ring, Seal and Filtration Products	2,880,000	3,172,000	3,470,000
Other Metal Products	559,000	1,626,000	459,000
Fluid Power Products	—	4,383,000	5,588,000
Corporate	1,089,000	907,000	817,000

	13,725,000	19,813,000	17,367,000
Depreciation and amortization of discontinued operations	—	(4,383,000)	(5,588,000)

Total consolidated depreciation and amortization of continuing operations	$13,725,000	$15,430,000	$11,779,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	2002	2001	2000

Additions to net property, plant and equipment
Specialty Metal Formed Products	$5,108,000	$5,735,000	$6,385,000
Ring, Seal and Filtration Products	3,244,000	2,665,000	584,000
Other Metal Products	250,000	263,000	—
Fluid Power Products	—	1,479,000	2,997,000
Corporate	219,000	899,000	1,824,000

	8,821,000	11,041,000	11,790,000
Additions to net property, plant and equipment of discontinued operations	—	(1,479,000)	(2,997,000)

Total consolidated additions to net property, plant and equipment of continuing operations	$8,821,000	$9,562,000	$8,793,000

	2002	2001	2000

Total assets
Specialty Metal Formed Products	$205,989,000	$209,929,000	$154,732,000
Ring, Seal and Filtration Products	74,813,000	71,285,000	67,402,000
Other Metal Products	25,642,000	45,723,000	50,517,000
Fluid Power Products	—	—	68,041,000
Corporate	170,703,000	180,962,000	134,860,000

Total consolidated assets	$477,147,000	$507,899,000	$475,552,000

     Geographic Information:

      The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2002	2001	2000

Net Sales
United States	$195,914,000	$205,365,000	$215,269,000
Foreign	83,496,000	80,238,000	63,490,000

Total	$279,410,000	$285,603,000	$278,759,000

Long-lived Tangible Assets
United States	$80,027,000	$80,779,000	$76,513,000
Foreign	7,746,000	7,869,000	6,468,000

Total	$87,773,000	$88,648,000	$82,981,000

NOTE 15     Restructuring Plan

      During the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity among three plants in the Specialty Metal Formed Products reporting segment. This restructuring plan resulted in a $0.5 million charge in the fourth quarter of 2002, and a related $0.5 million liability in the Company’s December 31, 2002 Consolidated Balance Sheet. In addition to the costs recorded in the fourth quarter of 2002, the Company expects to incur in 2003 approximately $1.8 million of additional costs related to headcount reductions, equipment relocation and other restructuring expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE 16     Unaudited Quarterly Financial Information

      As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional goodwill impairment test as required under SFAS No. 142 during the third quarter of 2002 and recorded an impairment loss of $16.8 million ($13.2 million or $0.44 per share on after tax, diluted basis). This loss was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Therefore, previously reported first quarter results have been restated.

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter

	2002		2001(1)	2002		2001(1)	2002	2001(1)		2002	2001(1)

	(In thousands, except per share data)
Income Statement
Net Sales	$66,145		$76,596	$73,243		$74,074	$68,529	$68,173		$71,493	$66,760
Gross Profit	22,235		27,859	24,624		25,988	24,052	23,712		24,438	22,286
Operating Income From Continuing Operations	9,255		16,422	3,642	(4)	13,274	12,830	9,019		12,629	6,782
Interest Income (Expense), net	45		572	144		(302)	187	(394)		434	(168)
Provision for Income Taxes	3,348		6,287	1,363		4,800	4,686	3,191		4,343	2,447
Income From Continuing Operations	5,952		10,707	2,423	(5)	8,172	8,331	5,434		8,720	4,167
Loss From Operations of Discontinued Segment	—		(495)	—		(2,666)	—	(43,601	)(6)	—	(984	)(8)
Credit for Income Taxes	—		(183)	—		(986)	—	(13,781)		—	(316)
Loss From Discontinued Operations	—		(312)	—		(1,680)	—	(29,820	)(7)	—	(668	)(9)
Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	(13,222	)(2)	—	—		—	—	—		—	—
Net Income (Loss)	$(7,270	)(3)	$10,395	$2,423	(5)	$6,492	$8,331	$(24,386	)(7)	$8,720	$3,499	(9)
Balance Sheet
Total Assets—Continuing Operations	$458,749		$490,459	$464,854		$477,515	$469,975	$484,500		$477,147	$507,899
Total Assets—Discontinued Operations	—		68,733	—		64,943	—	21,964		—	—
Cash and Cash Equivalents	126,743		122,966	123,295		118,627	135,547	120,301		146,301	152,570
Working Capital	192,338		199,468	190,060		204,493	195,386	209,008		203,617	230,338
Property, Plant & Equipment, net	82,882		87,837	84,922		85,747	84,472	85,024		84,380	84,273
Capital Employed:
Total Debt	72,231		118,299	72,217		118,287	72,197	112,265		72,496	112,656
Shareholders’ Equity	292,300		327,577	295,045		330,801	299,561	303,532		298,749	303,804

Capital Employed	$364,531		$445,876	$367,262		$449,088	$371,758	$415,797		$371,245	$416,460
Cash Flow Data
Net Cash From Operating Activities	$19,788		$17,497	$6,791		$952	$18,727	$13,667		$16,938	$19,120
Capital Expenditures, net	1,691		3,621	2,788		2,111	2,109	2,125		2,233	1,705
Free Cash	18,097		13,876	4,003		(1,159)	16,618	11,542		14,705	17,415
Acquisition of Businesses	—		70,497	4,401		87	—	—		—	—
Depreciation and Amortization	3,376		3,631	4,181		4,186	3,088	3,873		3,080	3,740
EBITDA(10)	$12,631		$20,053	$7,823	(4)	$17,460	$15,918	$12,892		$15,709	$10,522
Financial Ratios
Profitability From Continuing Operations
Operating Margin	14.0%		21.4%	5.0	%(4)	17.9%	18.7%	13.2%		17.7%	10.2%
Return on Net Sales	9.0%		14.0%	3.3	%(5)	11.0%	12.2%	8.0%		12.2%	6.2%
Return on Average Assets	4.9%		9.5%	2.1	%(5)	6.8%	7.1%	4.5%		7.4%	3.4%
Return on Average Capital Employed	6.1%		10.5%	2.6	%(5)	7.3%	9.0%	5.0%		9.4%	4.0%
Return on Average Shareholders’ Equity	8.0%		13.2%	3.3	%(5)	9.9%	11.2%	6.9%		11.7%	5.5%
Liquidity
Current Ratio	5.3		4.0	4.9		5.3	5.0	5.7		6.0	6.9
Debt to Debt-Equity Ratio	19.8%		26.5%	19.7%		26.3%	19.4%	27.0%		19.5%	27.1%
Per Share Data
Earnings per Share From Continuing Operations—Diluted	$0.20		$0.36	$0.08	(5)	$0.27	$0.28	$0.18		$0.29	$0.14
Loss per Share From Discontinued Operations—Diluted	—		(0.01)	—		(0.06)	—	(1.00	)(7)	—	(0.02	)(9)
Loss per Share From Cum. Effect of Acct. Change—Diluted	(0.44	)(2)	—	—		—	—	—		—	—
Earnings (Loss) per Share—Diluted	(0.24	)(3)	0.35	0.08(5)		0.21	0.28	(0.82	)(7)	0.29	0.12	(9)
Dividends Declared per Share	0.12		0.12	0.12		0.12	0.12	0.12		0.12	0.12
Book Value per Share, Net of Treasury Stock	9.74		10.93	9.82		11.04	9.97	10.14		9.95	10.13
Market Price per Share, Quarter High	27.00		28.05	29.10		27.65	24.32	25.91		21.83	23.66
Market Price per Share, Quarter Low	22.89		23.88	23.61		23.67	19.60	20.19		17.36	18.90
Quarter-End Closing Stock Price	27.00		26.98	23.61		25.65	20.01	20.93		21.21	22.68

(1)	Prior to 2002, the Company amortized goodwill and indefinite-lived intangible assets. During 2001, on a pre-tax basis, amortization expense related to these assets was $0.8 million in the first quarter, $0.9 million in the second quarter, $1.0 million in the third quarter, and $1.0 million in the fourth quarter.
(2)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.
(3)	Includes the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.
(4)	Includes an unusual litigation-related charge of $7.5 million.
(5)	Includes the after tax effect, $4.8 million or $0.16 per share, of the unusual litigation-related charge.
(6)	Includes a special charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million.
(7)	Includes the after tax effect, $26.4 million or $0.88 per share, of the special charge to write-down the value of assets of the Fluid Power Products Group.
(8)	Includes a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million.
(9)	Includes the after tax effect, $0.1 million, of the net gain on the sale of the assets of the Fluid Power Products Group. The per share impact was negligible.

(10)	EBITDA is defined as Operating Income From Continuing Operations plus Depreciation and Amortization.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 13, 2002, the Company filed a Current Report on Form 8-K reporting that the Company’s Board of Directors dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as the Company’s independent auditors for the Company’s fiscal year ended December 31, 2002.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is included in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2003 and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP
Report of Arthur Andersen LLP

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

3. Exhibits

The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement dated as of August 11, 2000 between the Company and Tridan International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.2	Asset Purchase Agreement dated as of August 11, 2000 among the Company, Canfield Technologies, Inc. and Environmental Alloys, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.3	Stock Purchase Agreement dated as of August 11, 2000 among the Company, Daniel V. Grossman, Charles F. Holmes and Jeffrey A. Kunkel (previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.4	Real Estate Purchase Agreement dated as of August 11, 2000 by and between the Company and Tridan, LLC. (previously filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.5	Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
3.1	Composite Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
3.2	By-Laws of the Company, as amended and restated on February 21, 2000 (previously filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)

Exhibit
Number		Description of Document

4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.1*		Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.2*		Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.3*		Kaydon Corporation 1993 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.4*		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.5*		Kaydon Corporation Supplemental Executive Retirement Plan, as amended
10.6*		Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10.7*		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000
10.8*		Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell
10.9*		Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci
10.10*		Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling
10.11*		Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford
10.12*		Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants
10.13*		Kaydon Corporation Incentive Compensation Plan dated April 2002
10.14		Credit Agreement dated as of June 17, 1999 among the Company, certain domestic subsidiaries, and various lenders including Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)
10.15		First Amendment to Credit Agreement dated as of December 19, 2002 among the Company, certain domestic subsidiaries, and various lenders including Bank One, NA as Administrative Agent
16		Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 13, 2002)
21		Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
23.1		Consent of Ernst & Young LLP
23.2		Notification of Inability to Obtain Consent
99		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b	)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: March 19, 2003	By: /s/ BRIAN P. CAMPBELL

Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 19, 2003	By: /s/ KENNETH W. CRAWFORD

Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

/s/ GERALD J. BREEN	March 19, 2003
Gerald J. Breen Director

/s/ BRIAN P. CAMPBELL	March 19, 2003
Brian P. Campbell Chairman

/s/ THOMAS C. SULLIVAN	March 19, 2003
Thomas C. Sullivan Director

/s/ ROBERT M. TEETER	March 19, 2003
Robert M. Teeter Director

/s/ B. JOSEPH WHITE	March 19, 2003
B. Joseph White Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Brian P. Campbell, certify that:

1)	I have reviewed this annual report on Form 10-K of Kaydon Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN P. CAMPBELL

Brian P. Campbell
Chief Executive Officer and
Chief Financial Officer

March 19, 2003

SCHEDULE II.     Valuation and Qualifying Accounts

for the years ended December 31, 2002, 2001 and 2000

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions (A)	Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2002	$2,195,000	$(366,000)	$(65,000)	$1,764,000
2001	$1,654,000	$771,000	$(230,000)	$2,195,000
2000	$1,421,000	$20,000	$213,000	$1,654,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

F-1

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement dated as of August 11, 2000 between the Company and Tridan International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.2	Asset Purchase Agreement dated as of August 11, 2000 among the Company, Canfield Technologies, Inc. and Environmental Alloys, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.3	Stock Purchase Agreement dated as of August 11, 2000 among the Company, Daniel V. Grossman, Charles F. Holmes and Jeffrey A. Kunkel (previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.4	Real Estate Purchase Agreement dated as of August 11, 2000 by and between the Company and Tridan, LLC. (previously filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed September 5, 2000 and incorporated herein by reference)
2.5	Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
3.1	Composite Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
3.2	By-Laws of the Company, as amended and restated on February 21, 2000 (previously filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.2	Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.3	Kaydon Corporation 1993 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.4	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.5	Kaydon Corporation Supplemental Executive Retirement Plan, as amended
10.6	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10.7	Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000

Exhibit
Number	Description of Document

10.8	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell
10.9	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci
10.10	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling
10.11	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford
10.12	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants
10.13	Kaydon Corporation Incentive Compensation Plan dated April 2002
10.14	Credit Agreement dated as of June 17, 1999 among the Company, certain domestic subsidiaries, and various lenders including Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)
10.15	First Amendment to Credit Agreement dated as of December 19, 2002 among the Company, certain domestic subsidiaries, and various lenders including Bank One, NA as Administrative Agent
16	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 13, 2002)
21	Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
23.1	Consent of Ernst & Young LLP
23.2	Notification of Inability to Obtain Consent
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002