Form 10-Q
period 2003-03-29
KAYDON CORP
filed 2003-05-13
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended March 29, 2003	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code: (734) 747-7025

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

          Indicate by check mark whether the Registrant is an accelerated filer. YES [X]  NO [  ]

Common Stock Outstanding at May 5, 2003 – 30,160,067 shares, $.10 par value.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Certification Pursuant to Section 906

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2003

INDEX

Page No.

Part I - Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets - March 29, 2003 and December 31, 2002	1
Consolidated Condensed Statements of Operations - Quarter Ended March 29, 2003 and March 30, 2002	2
Consolidated Condensed Statements of Cash Flows - Quarter Ended March 29, 2003 and March 30, 2002	3
Notes to Consolidated Condensed Financial Statements	4 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II - Other Information:
Item 1. – Legal Proceedings	29
Item 6. - Exhibits and Reports on Form 8-K	29
Signatures	30
Certification	31-32

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 29, 2003	December 31, 2002

	(Unaudited)
Assets:
Cash and cash equivalents	$148,165,000	$146,301,000
Accounts receivable, net	42,463,000	38,334,000
Inventories, net	47,810,000	47,019,000
Other current assets	12,377,000	12,396,000

Total current assets	250,815,000	244,050,000

Property, plant and equipment, net	83,745,000	84,380,000
Goodwill, net	108,919,000	108,770,000
Other intangible assets, net	9,534,000	9,744,000
Other assets	29,895,000	30,203,000

Total assets	$482,908,000	$477,147,000

Liabilities and Shareholders’ Equity:
Accounts payable	$11,280,000	$10,724,000
Taxes payable	7,347,000	4,194,000
Accrued legal costs	3,959,000	5,328,000
Other accrued expenses	22,680,000	20,187,000

Total current liabilities	45,266,000	40,433,000

Long-term debt	72,330,000	72,367,000
Long-term liabilities	66,897,000	65,598,000

Total long-term liabilities	139,227,000	137,965,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	46,084,000	46,014,000
Retained earnings	409,103,000	405,633,000
Less – treasury stock, at cost	(141,925,000)	(139,446,000)
Less – restricted stock awards	(6,386,000)	(5,380,000)
Accumulated other comprehensive loss	(12,154,000)	(11,765,000)

	298,415,000	298,749,000

Total liabilities and shareholders’ equity	$482,908,000	$477,147,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended

	March 29, 2003	March 30, 2002

Net sales	$70,815,000	$66,145,000
Cost of sales	46,803,000	43,910,000

Gross profit	24,012,000	22,235,000
Selling, general and administrative expenses	13,288,000	12,980,000

Operating income	10,724,000	9,255,000
Net interest income	190,000	45,000

Income from operations before income taxes	10,914,000	9,300,000
Provision for income taxes	3,820,000	3,348,000

Income from operations before cumulative effect of accounting change	7,094,000	5,952,000
Cumulative effect of accounting change (goodwill impairment), net of income tax credit of $3,544,000	—	(13,222,000)

Net income (loss)	$7,094,000	$(7,270,000)

Weighted average common shares:
Basic	29,928,000	29,977,000
Diluted	29,938,000	29,986,000
Earnings per share-before cumulative effect of accounting change
Basic	$0.24	$.20
Diluted	$0.24	$.20
(Loss) per share – cumulative effect of accounting change
Basic	—	$(0.44)
Diluted	—	$(0.44)
Earnings (loss) per share
Basic	$0.24	$(0.24)
Diluted	$0.24	$(0.24)
Dividends per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Cash flows from operating activities	$12,510,000	$19,788,000
Cash flows used in investing activities:
Capital expenditures, net	(2,631,000)	(1,691,000)

Cash used in investing activities	(2,631,000)	(1,691,000)

Cash flows used in financing activities:
Retirement of long-term debt	(34,000)	(40,017,000)
Dividends paid	(3,659,000)	(3,645,000)
Purchase of treasury stock	(3,764,000)	—

Cash used in financing activities	(7,457,000)	(43,662,000)
Effect of exchange rate changes on cash and cash equivalents	(558,000)	(262,000)

Net increase (decrease) in cash and cash equivalents	1,864,000	(25,827,000)
Cash and cash equivalents – Beginning of period	146,301,000	152,570,000

Cash and cash equivalents – End of period	$148,165,000	$126,743,000

Cash expended for income taxes	$574,000	$979,000

Cash expended for interest	$342,000	$619,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(2)	Inventories are summarized as follows:

	March 29, 2003	December 31, 2002

Raw Material	$17,698,000	$16,089,000
Work in Process	12,024,000	10,976,000
Finished Goods	18,088,000	19,954,000

	$47,810,000	$47,019,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive loss, net of tax, was approximately $(.4) million and $(.8) million, resulting in comprehensive income (loss) of $6.7 million and $(8.1) million for the quarters ended March 29, 2003, and March 30, 2002.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from operations before cumulative effect of accounting change for the periods presented.

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Numerators:
Numerators for both basic and diluted earnings per share from operations before cumulative effect of accounting change, income from operations before cumulative effect of accounting change	$7,094,000	$5,952,000

Denominators:
Denominator for basic earnings per share from operations before cumulative effect of accounting change, weighted average common shares outstanding	29,928,000	29,977,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	10,000	9,000

Denominator for diluted earnings per share from operations before cumulative effect of accounting change	29,938,000	29,986,000

Earnings per share from operations before cumulative effect of accounting change:
Basic	$.24	$.20

Diluted	$.24	$.20

Options to purchase 420,200 shares of common stock at prices ranging from $20.81 to $33.3125 per share were outstanding during the first quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 110,850 shares of common stock at prices ranging from $26.01 to $33.31 per share were outstanding during the first quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, potential dilutive shares resulting from stock option plans used in the calculation of dilutive earnings per share are based on an average of the potential dilutive shares resulting from stock option plans for the periods presented.

(5)	The Company operates through individual operating units for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance (“operating segments”). The Company’s operating segments manufacture complex and standard metal products that are sold primarily to equipment manufacturers and other assemblers or integrators and distributors. Certain of the operating segments have similar long-term average gross margins and all of them exhibit other common attributes, including the nature of the products and production processes, distribution patterns and classes of customers. As a result, based upon current and expected future long-term financial performance, the Company aggregates its operating segments into three reportable segments engaged in the manufacture and sale of the following:

Specialty Metal Formed Products – complex metal products used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls, linear deceleration products and metal retaining devices.

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

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Net Sales
Specialty Metal Formed Products
External customers	$44,835,000	$38,697,000
Intersegment	74,000	70,000

	44,909,000	38,767,000
Ring, Seal and Filtration Products
External customers	21,642,000	22,451,000
Intersegment	(74,000)	(70,000)

	21,568,000	22,381,000
Other Metal Products	4,338,000	4,997,000

Total consolidated net sales	$70,815,000	$66,145,000

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Operating income
Specialty Metal Formed Products	$7,686,000	$5,463,000
Ring, Seal and Filtration Products	1,337,000	3,330,000
Other Metal Products	184,000	359,000

Total segment operating income	9,207,000	9,152,000
State income tax provision included in segment operating income	287,000	349,000
Items not allocated to segment operating income	1,230,000	(246,000)
Interest expense	(329,000)	(599,000)
Interest income	519,000	644,000

Income from operations before income taxes	$10,914,000	$9,300,000

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Depreciation and amortization
Specialty Metal Formed Products	$2,350,000	$2,314,000
Ring, Seal and Filtration Products	850,000	686,000
Other Metal Products	144,000	138,000
Corporate	367,000	238,000

Total consolidated depreciation and amortization	$3,711,000	$3,376,000

	Quarter Ended

	Mar. 29, 2003	Mar. 30, 2002

Additions to net property, plant and equipment
Specialty Metal Formed Products	$2,135,000	$595,000
Ring, Seal and Filtration Products	412,000	855,000
Other Metal Products	49,000	61,000
Corporate	35,000	180,000

Total consolidated additions to net property, plant and equipment	$2,631,000	$1,691,000

	Period Ended

	Mar. 29, 2003	Dec. 31, 2002

Total Assets
Specialty Metal Formed Products	$209,174,000	$205,989,000
Ring, Seal and Filtration Products	75,609,000	74,813,000
Other Metal Products	25,728,000	25,642,000
Corporate	172,397,000	170,703,000

Total consolidated assets	$482,908,000	$477,147,000

(6)     At March 29, 2003, borrowings under the Company’s revolving credit facility totaled $72.2 million. The revolving credit facility permits the Company to borrow under several different interest rate options. The interest rate on borrowings equaled a weighted average of 1.8 percent during the first quarter of 2003 based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains certain restrictive covenants the most restrictive of which limits the total amount of indebtedness the Company may incur based on the Company’s earnings before interest, taxes, depreciation and amortization. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at March 29, 2003. After consideration of the facility’s covenants, the Company had additional available credit under its revolving credit facility of $116.5 million at March 29, 2003. The revolving credit facility terminates in June 2004, and all amounts outstanding thereunder will be reclassified as short-term debt in the Company’s consolidated financial statements beginning in June 2003.

(7)       As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively.

On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. In its ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company.

On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $1.4 million in the first quarter of 2003, $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. As of March 29, 2003, a $4.0 million accrual is included as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned recent events.

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

(8)  As required, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, Kaydon is no longer amortizing goodwill and indefinite-lived intangible assets, but is required to subject these assets to an annual impairment analysis. During the first quarter of 2002, intangible assets deemed to have indefinite useful lives were tested for impairment as of January 1, 2002, with no impairment loss being realized.

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

During the first quarter of 2003, the Company completed the annual goodwill impairment test for certain of the Company’s reporting units. Fair values of the reporting units tested were carried forward from detailed calculations completed during the first quarter of 2002, as allowed by SFAS No. 142. The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the first quarter ended March 29, 2003, are as follows:

	Specialty Metal	Ring, Seal and
	Formed Products	Filtration Products	Other Metal Products	Total

Balance as of December 31, 2001	$68,873,000	$21,295,000	$31,540,000	$121,708,000
Goodwill acquired	—	1,862,000	—	1,862,000
Impairment losses	—	—	(16,766,000)	(16,766,000)
Effect of foreign currency exchange rate changes	1,858,000	108,000	—	1,966,000

Balance as of December 31, 2002	$70,731,000	$23,265,000	$14,774,000	$108,770,000

Effect of foreign currency exchange rate changes	(354,000)	503,000	—	149,000

Balance as of March 29, 2003	$70,377,000	$23,768,000	$14,774,000	$108,919,000

Goodwill includes $16.2 million arising prior to 1971 that was not being amortized prior to the adoption of SFAS No. 142 because, in the opinion of management, there was no diminution in value. Goodwill is stated net of accumulated amortization of $13.3 million at December 31, 2002 and March 29, 2003.

               Other intangible assets are summarized as follows:

	As of March 29, 2003		As of December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$8,140,000	$2,011,000	$8,140,000	$1,818,000
Patents	1,553,000	544,000	1,553,000	527,000
Other	950,000	950,000	950,000	950,000

	$10,643,000	$3,505,000	$10,643,000	$3,295,000

The intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first quarter ended March 29, 2003	$210,000
For the first quarter ended March 30, 2002	$225,000
Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2003	$840,000
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000

(9)

During the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity among three plants in the Specialty Metal Formed Products reporting segment. This restructuring plan resulted in a $0.5 million charge in the fourth quarter of 2002, and a related $0.5 million liability in the Company’s December 31, 2002 Consolidated Balance Sheet. During the first quarter of 2003, the restructuring plan resulted in a $0.5 million charge primarily related to employee termination and severance costs for 57 hourly and 11 salary employees. Activity related to this restructuring plan for the first quarter of 2003 is as follows:

	Employee
	Termination
	and
	Severance
	Costs	Other	Total

Reserve balance at December 31, 2002	$—	$450,000	$450,000
Restructuring charges	436,182	15,787	451,969
Cash paid	(25,071)	(37,968)	(63,039)

Reserve balance at March 29, 2003	$411,111	$427,819	$838,930

In addition, the Company expects to incur $1.3 million of additional costs throughout the remainder of 2003 related to equipment relocation and other restructuring expenses.

(10)

The Company accounts for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income (loss) and earnings (loss) per share had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Quarter Ended

	March 29, 2003	March 30, 2002

Reported net income (loss)	$7,094,000	$(7,270,000)
Add: Total stock-based compensation expense included in reported net income (loss), net of tax	210,000	143,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(253,000)	(279,000)

Pro-forma net income (loss)	$7,051,000	$(7,406,000)

Earnings (loss) per share- Basic:
As reported	$0.24	$(0.24)
Pro-forma	$0.24	$(0.25)
Earnings (loss) per share- Diluted:
As reported	$0.24	$(0.24)
Pro-forma	$0.24	$(0.25)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the first quarter of 2003, Kaydon Corporation and subsidiaries (the “Company”) achieved sales of $70.8 million, as compared to $66.1 million in the first quarter of 2002. While certain markets have improved when compared to the first quarter of 2002, Company sales figures continue to be negatively impacted by economic and geopolitical uncertainties.

Specifically, Kaydon experienced increased demand during the first quarter of 2003 compared to the first quarter of last year for various products sold by the “Specialty Metal Formed Products” reporting segment. Sales of this reporting segment of $44.9 million during the first quarter of 2003 increased $6.1 million from first quarter 2002 sales of $38.8 million or by 15.8 percent as a result of increased demand for custom-engineered bearings in aerospace/military markets and increased sales of the segment’s linear deceleration products, partially offset by reduced sales to specialty ball markets.

The “Ring, Seal and Filtration Products” reporting segment achieved sales of $21.6 million during the first quarter of 2003, down $.8 million from the first quarter 2002 sales of $22.4 million. This segment experienced weaker demand for certain commercial aircraft and industrial seals as well as for filtration systems servicing industrial markets.

The “Other Metal Products” reporting segment achieved sales of $4.3 million during the first quarter of 2003, which was down $.7 million or 13.2 percent from the first quarter 2002 sales figure of $5.0 million. Reduced demand for metal forming equipment and metal alloy products contributed to the decline in sales.

Gross profit during the first quarter of 2003 of $24.0 million was 33.9 percent of sales, compared with $22.2 million or 33.6 percent of sales in the first quarter of 2002. Compared to the first quarter of 2002, the first quarter 2003 gross margin was positively impacted by increased sales volume.

Selling, general and administrative expenses during the first quarter of 2003, were $13.3 million or 18.8 percent of sales as compared to $13.0 million or 19.6 percent of sales during the first quarter of 2002. First quarter 2003 selling, general and administrative expenses includes $.5 million of employee severance-related charges in connection with the previously disclosed restructuring plan to enhance manufacturing utilization in the Specialty Bearings Product Group.

Both gross profit margin and selling, general and administrative expenses were negatively affected during the first quarter of 2003 by increased pension and insurance costs. These costs have increased by approximately $3.2 million on an annual basis compared with 2002, and these increased costs will affect the Company’s financial performance throughout 2003.

Also, starting in the second quarter of this year, the Company will begin to incur incremental costs associated directly with certain new requirements imposed by the Sarbanes-Oxley Act of 2002 (the “Act”). Initially these costs will be associated with the further documentation and review of the Company’s system of internal controls as required by Section 404 of the Act. These costs have not yet been quantified, but could be as much as $0.5 million during 2003.

Operating income during the first quarter was $10.7 million or 15.1 percent of sales as compared to $9.3 million or 14.0 percent of sales in the first quarter of 2002.

Specifically, on a reporting segment basis, operating income from the “Specialty Metal Formed Products” reporting segment was $7.7 million during the first quarter of 2003 as compared to $5.5 million during the comparable period last year. The increase in operating income is primarily reflective of the increased top-line in this reporting segment as the profit metrics for this segment are very volume sensitive.

The “Ring, Seal and Filtration Products” reporting segment contributed $1.3 million to the Company’s operating income during the first quarter of 2003 as compared to $3.3 million during the comparable period last year. The reduced operating income in this reporting segment was primarily due to reduced sales at the Company’s Ring & Seal and Filtration Divisions, sales mix at the Slip-Ring Products Group and unfavorable scrap adjustments.

Also, the “Other Metal Products” reporting segment contributed $.2 million during the first quarter of 2003 as compared to $.4 million during the comparable period last year, primarily due to reduced sales volume.

As previously reported, during the fourth quarter of 2002 the Company initiated a restructuring plan to enhance manufacturing utilization in the Specialty Bearings Product Group, part of the “Specialty Metal Formed Products” reporting segment. This restructuring plan resulted in a $0.5 million charge in the first quarter of 2003 related to headcount reductions. The Company expects to incur $1.3 million of additional costs during 2003 related to equipment relocation and other restructuring expenses. In addition, capital expenditures in 2003 related to this restructuring will total approximately $2.9 million. The restructuring plan is expected to provide annualized cost savings of approximately $2.0 million per year beginning in 2004.

The effective income tax rate in the first quarter of 2003 was 35.0 percent as compared to a 36.0 percent tax rate realized in the first quarter of 2002 and a 35.1 percent tax rate realized during the 2002 year. The Company expects the effective tax rate to remain at 35.0 percent throughout 2003.

First quarter 2003 income and diluted earnings per share from operations before cumulative effect of accounting change were $7.1 million and $.24. First quarter 2002 income and diluted earnings per share from operations before cumulative effect of accounting change were $6.0 million and $.20.

As previously disclosed, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 as of January 1, 2002. As a result, a $16.8 million goodwill impairment loss, $13.2 million or $.44 per share on an after tax, diluted basis, was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. The goodwill impairment loss recorded in the first quarter of 2002 related to two operating units within the “Other Metal Products” reporting segment.

First quarter 2003 net income and diluted earnings per share were $7.1 million and $.24. First quarter 2002 net loss and diluted loss per share were $(7.3) million and $(.24).

Liquidity and Capital Resources

Working capital was $205.5 million at March 29, 2003 reflecting a current ratio of 5.5 to 1 compared to $203.6 million and a current ratio of 6.0 to 1 at year-end 2002. The Company’s revolving credit facility terminates in June 2004, and all amounts outstanding thereunder will be reclassified as short-term debt in the Company’s consolidated financial statements beginning in June 2003. Cash flow from operations during the first quarter of 2003 was $12.5 million compared to cash flow from operations of $19.8 million achieved during the first quarter of last year. First quarter 2002 cash flow included a tax refund of $10.1 million.

Depreciation and amortization for the first quarter of 2003 totaled $3.7 million compared to $3.4 million in the first quarter of 2002.

Cash and cash equivalents equaled $148.2 million at March 29, 2003 as compared to the year-end 2002 balance of $146.3 million. Operating cash flow during the first quarter, was offset by stock repurchases of $3.8 million, dividend payments of $3.7 million and net capital expenditures of $2.6 million.

Management expects that the Company’s planned capital requirements, which consists of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

After a relatively strong quarter of orders, the Company’s backlog, increasingly affected by shorter lead-time order trends, was $98.1 million at the end of the first quarter 2003 as compared to $88.3 million at the end of 2002. The Company has seen some evidence of increases in order entry levels for specific projects and some end-markets including aerospace/military projects due to the war in Iraq, but the Company has yet to see a full fledged meaningful broad-based recovery in order entry across all markets at this time. The near-term outlook is further clouded by continued geopolitical uncertainties affecting corporate purchasing confidence. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, the Company’s estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company has identified certain accounting policies, described below, that are the most critical to the portrayal of the Company’s current financial condition and results of operation.

Loss Contingencies and Legal Costs- The Company records loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

The Company believes the accounting estimates related to loss contingencies and legal costs to be a critical accounting estimate as contingent liabilities are often resolved over long time periods and estimation of probable losses and costs to litigate requires forecasts that often depend on judgments from third party experts and are based on potential actions by other third parties such as plaintiffs, juries, and regulators.

To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Condensed Financial Statements (Note 7) in this quarterly report on Form 10-Q as well as the Company’s Notes to Consolidated Financial Statements (Note 11) in the 2002 Annual Report on Form 10-K for additional information regarding loss contingencies and legal costs.

Impairment of Goodwill and Indefinite-Lived Intangible Assets- The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

The Company identifies impairment of goodwill by comparing the fair value of each of the Company's reporting units with the reporting unit's carrying amount. The fair value of each of the Company's reporting units is derived from an estimate of future discounted cash flows including an estimate for terminal value. Potential goodwill impairment is identified if a reporting unit's carrying amount is more than a reporting unit's fair value. If this occurs, a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit's goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill.

A trademark is the Company’s only indefinite-lived intangible asset. The Company identifies impairment of this trademark by comparing its fair value to its carrying amount. The fair value of the trademark is calculated based on an estimate of future discounted cash flows including an estimate for terminal value related to the net amount of royalty expense avoided due to the existence of the trademark.

The Company believes the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be a critical accounting estimate because: the estimate of future discounted cash flows and terminal values, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; projected outcomes based on the variables can vary; and the calculation of implied fair value is inherently subject to estimates.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as the Company’s Notes to Consolidated Financial Statements (Note 12) in the 2002 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.

Impairment of long-lived assets- The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of future undiscounted cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

The Company believes the accounting estimates related to long-lived asset impairment to be a critical accounting estimate because: the estimate of future undiscounted cash flows, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the variables can vary.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as the Company’s Notes to Consolidated Financial Statements (Note 1 and Note 12) in the 2002 Annual Report on Form 10-K for additional information regarding long-lived assets.

Retirement benefits- The Company’s employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by the Company’s actuaries in calculating such amounts.

The Company believes the accounting estimates related to retirement benefits to be a critical accounting estimate because of the wide range of assumptions used in deriving the amounts recorded for retirement benefits in the Company’s financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, inflation rates, salary growth rates, long-term return on plan assets, retirement rates, mortality rates and other factors.

The Company has developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Discount rate assumptions are based on investment yields available on AA-rated corporate long-term bond yields. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect the Company’s long-term experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and mortality tables.

Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension and postretirement benefits costs and obligations.

To better understand this accounting policy and its historic impact on the Company, readers should refer to the Company’s Notes to Consolidated Financial Statements (Note 8) in the 2002 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

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

As part of the Company’s growth strategy, Kaydon has pursued, and intends to continue pursuing, acquisitions of complementary businesses as well as acquisitions that diversify the Company’s product offerings. The Company’s ability to grow through acquisitions depends upon the ability to identify, negotiate and complete suitable acquisitions. If the Company is not able to successfully manage future acquisitions, the Company may incur losses. Acquisitions and integration of those acquisitions into Kaydon’s existing structure involve a number of risks, including:

-	difficulties in integrating acquisitions into the Company’s operations;

-	delays in realizing the intended efficiencies, cost savings and revenue synergies;

-	unanticipated problems or liabilities; and

-	diversion of Company management’s time and attention.

The Company derives a portion of its revenues from foreign markets, which subjects the Company to additional business risks.

Sales of the Company’s products from the Company’s foreign subsidiaries and from domestic subsidiaries selling to foreign locations account for approximately 30 percent of the Company’s net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, restrictions on repatriation of earnings, differing intellectual property rights and changes in regulatory requirements that restrict the sales of the Company’s products or increase costs. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in the Company’s costs and earnings and may adversely affect the value of the Company’s assets outside the United States.

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

The Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). The Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision had been reflected in the consolidated financial statements for any alleged damages. As of March 29, 2003, a $4.0 million accrual is included as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned recent events. While the Company currently believes the amount of the ultimate liability, if any, with respect to this action will not materially affect the financial condition, results of operations, or liquidity of the Company, the Company realizes that the ultimate outcome of this litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt borrowings under the revolving credit facility and investments in cash and cash equivalents. The interest rate on the long-term debt borrowings under the credit facility is variable and is based on the London Interbank Offered Rate (LIBOR). A 18 basis point increase in interest rates (10 percent of the Company’s weighted average long-term debt interest rate for the first quarter of 2003) would have an immaterial effect on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 12 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the first quarter of 2003) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which substantially all costs are local currency based. In addition, periodically, the Company enters into derivative financial instruments in the form of foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibit No.	Description

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).	Reports on Form 8-K

On February 20, 2003, the Company issued a press release reporting increased fourth quarter 2002 results and announcing a conference call.

On March 17, 2003, the Company issued a press release reporting a favorable court ruling in Richard A. Lippe, et al. v. Bairnco Corporation, et al. (the “Transactions Lawsuit”).

On March 31, 2003, the Company issued a press release summarizing the remarks of President and Chief Executive Officer Brian P. Campbell which were made at the Deutsche Bank Basic Industries conference held in New York City on that date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 13, 2003	/s/ Brian P. Campbell Brian P. Campbell Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

May 13, 2003	/s/ Kenneth W. Crawford Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Brian P. Campbell, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Kaydon Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/Brian P. Campbell Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002