Form 10-Q
period 2003-06-28
KAYDON CORP
filed 2003-08-08
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended June 28, 2003	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐

Common Stock Outstanding at August 1, 2003 — 28,042,759 shares, $.10 par value.

Part I — Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets — June 28, 2003 and December 31, 2002
Consolidated Condensed Statements of Operations — Quarter and First Half Ended June 28, 2003 and June 29, 2002
Consolidated Condensed Statements of Cash Flows — First Half Ended June 28, 2003 and June 29, 2002
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information:
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-4.1 Indenture dated as of May 23, 2003
EX-4.2 Registration Rights Agreement
EX-10.1 Purchase Agreement
EX-31 Certification Pursuant to Section 302
EX-32 Certification Pursuant to Section 906

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2003

INDEX

Page No.

Part I — Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - June 28, 2003 and December 31, 2002	1

Consolidated Condensed Statements of Operations - Quarter and First Half Ended June 28, 2003 and June 29, 2002	2

Consolidated Condensed Statements of Cash Flows - First Half Ended June 28, 2003 and June 29, 2002	3

Notes to Consolidated Condensed Financial Statements	4 - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II — Other Information:

Item 1. Legal Proceedings	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits and Reports on Form 8-K	32-33

Signatures	34

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 28, 2003	December 31, 2002

	(Unaudited)
Assets:
Cash and cash equivalents	$228,084,000	$146,301,000
Accounts receivable, net	46,454,000	38,334,000
Inventories, net	47,901,000	47,019,000
Other current assets	15,459,000	12,396,000

Total current assets	337,898,000	244,050,000

Property, plant and equipment, net	83,692,000	84,380,000
Goodwill, net	110,423,000	108,770,000
Other intangible assets, net	9,323,000	9,744,000
Other assets	36,014,000	30,203,000

Total assets	$577,350,000	$477,147,000

Liabilities and Shareholders’ Equity:
Accounts payable	$11,896,000	$10,724,000
Taxes payable	9,174,000	4,194,000
Salaries and wages	7,292,000	5,549,000
Accrued legal costs	3,276,000	5,328,000
Other accrued expenses	17,283,000	14,638,000

Total current liabilities	48,921,000	40,433,000

Long-term debt	200,161,000	72,367,000
Long-term liabilities	68,123,000	65,598,000

Total long-term liabilities	268,284,000	137,965,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	46,115,000	46,014,000
Retained earnings	414,080,000	405,633,000
Less — treasury stock, at cost	(187,941,000)	(139,446,000)
Less — restricted stock awards	(6,071,000)	(5,380,000)
Accumulated other comprehensive loss	(9,731,000)	(11,765,000)

	260,145,000	298,749,000

Total liabilities and shareholders’ equity	$577,350,000	$477,147,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$76,143,000	$73,243,000	$146,958,000	$139,388,000
Cost of sales	49,215,000	48,619,000	96,018,000	92,529,000

Gross profit	26,928,000	24,624,000	50,940,000	46,859,000
Selling, general and administrative expenses	13,844,000	13,482,000	27,132,000	26,462,000
Litigation-related charge	—	7,500,000	—	7,500,000

Operating income	13,084,000	3,642,000	23,808,000	12,897,000
Net interest income (expense)	(291,000)	144,000	(101,000)	189,000

Income from operations before income taxes	12,793,000	3,786,000	23,707,000	13,086,000
Provision for income taxes	4,477,000	1,363,000	8,297,000	4,711,000

Income from operations before cumulative effect of accounting change	8,316,000	2,423,000	15,410,000	8,375,000
Cumulative effect of accounting change (goodwill impairment), net of income tax credit of $3,544,000	—	—	—	(13,222,000)

Net income (loss)	$8,316,000	$2,423,000	$15,410,000	$(4,847,000)

Weighted average common shares:
Basic	28,845,000	29,987,000	29,387,000	29,982,000
Diluted	28,860,000	30,015,000	29,399,000	30,001,000
Earnings per share from operations-before cumulative effect of accounting change
Basic	$0.29	$0.08	$0.52	$0.28
Diluted	$0.29	$0.08	$0.52	$0.28
(Loss) per share — cumulative effect of accounting change
Basic	—	—	—	$(0.44)
Diluted	—	—	—	$(0.44)
Earnings (loss) per share
Basic	$0.29	$0.08	$0.52	$(0.16)
Diluted	$0.29	$0.08	$0.52	$(0.16)
Dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended

	June 28, 2003	June 29,2002

Cash flows from operating activities	$22,949,000	$26,579,000
Cash flows used in investing activities:
Capital expenditures, net	(5,417,000)	(4,479,000)
Acquisition of business, net	—	(4,401,000)

Cash used in investing activities	(5,417,000)	(8,880,000)

Cash flows from (used in) financing activities:
Retirement of long-term debt	(72,218,000)	(40,034,000)
Net proceeds from convertible notes	194,000,000	—
Dividends paid	(7,282,000)	(7,300,000)
Proceeds from issuance of common stock	—	475,000
Purchase of treasury stock	(49,788,000)	(20,000)

Cash from (used in) financing activities	64,712,000	(46,879,000)
Effect of exchange rate changes on cash and cash equivalents	(461,000)	(95,000)

Net increase (decrease) in cash and cash equivalents	81,783,000	(29,275,000)
Cash and cash equivalents — Beginning of period	146,301,000	152,570,000

Cash and cash equivalents — End of period	$228,084,000	$123,295,000

Cash expended for income taxes	$3,749,000	$6,431,000

Cash expended for interest	$603,000	$1,066,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(2)	Inventories are summarized as follows:

	June 28, 2003	December 31, 2002

Raw Material	$18,380,000	$16,089,000
Work in Process	12,145,000	10,976,000
Finished Goods	17,376,000	19,954,000

	$47,901,000	$47,019,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income, net of tax, was approximately $2.4 million and $3.3 million, resulting in comprehensive income of $10.7 million and $5.7 million for the quarters ended June 28, 2003, and June 29, 2002. On a first half basis, other comprehensive income, net of tax, was approximately $2.0 million and $2.5 million, resulting in comprehensive income (loss) of $17.4 million and $(2.4) million for the first halves ended June 28, 2003 and June 29, 2002.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from operations before cumulative effect of accounting change for the periods presented.

	Quarter Ended

	June 28, 2003	June 29, 2002

Numerators:
Numerators for both basic and diluted earnings per share from operations before cumulative effect of accounting change, income from operations before cumulative effect of accounting change	$8,316,000	$2,423,000

Denominators:
Denominator for basic earnings per share from operations before cumulative effect of accounting change, weighted average common shares outstanding	28,845,000	29,987,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	15,000	28,000

Denominator for diluted earnings per share from operations before cumulative effect of accounting change	28,860,000	30,015,000

Earnings per share from operations before cumulative effect of accounting change:
Basic	$0.29	$0.08

Diluted	$0.29	$0.08

	First Half Ended

	June 28, 2003	June 29, 2002

Numerators:
Numerators for both basic and diluted earnings per share from operations before cumulative effect of accounting change, income from operations before cumulative effect of accounting change	$15,410,000	$8,375,000

Denominators:
Denominator for basic earnings per share from operations before cumulative effect of accounting change, weighted average common shares outstanding	29,387,000	29,982,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	12,000	19,000

Denominator for diluted earnings per share from operations before cumulative effect of accounting change	29,399,000	30,001,000

Earnings per share from operations before cumulative effect of accounting change:
Basic	$0.52	$0.28

Diluted	$0.52	$0.28

Options to purchase 382,200 shares of common stock at prices ranging from $22.60 to $33.3125 per share were outstanding during the second quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 125,850 shares of common stock at prices ranging from $28.35 to $33.3125 per share were outstanding during the second quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in the Company’s stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share. For more information on the Notes, readers should refer to Notes to Consolidated Financial Statements (Note 6), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.

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

Specialty Metal Formed Products — complex metal products used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls, linear deceleration products and metal retaining devices.

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

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales
Specialty Metal Formed Products
External customers	$46,546,000	$42,546,000	$91,381,000	$81,243,000
Intersegment	98,000	74,000	172,000	144,000

	46,644,000	42,620,000	91,553,000	81,387,000
Ring, Seal and Filtration Products
External customers	24,142,000	24,071,000	45,784,000	46,522,000
Intersegment	(98,000)	(74,000)	(172,000)	(144,000)

	24,044,000	23,997,000	45,612,000	46,378,000
Other Metal Products	5,455,000	6,626,000	9,793,000	11,623,000

Total consolidated net sales	$76,143,000	$73,243,000	$146,958,000	$139,388,000

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Operating income
Specialty Metal Formed Products	$9,425,000	$7,059,000	$17,111,000	$12,522,000
Ring, Seal and Filtration Products	2,681,000	2,988,000	4,018,000	6,318,000
Other Metal Products	482,000	549,000	666,000	908,000

Total segment operating income	12,588,000	10,596,000	21,795,000	19,748,000
State income tax provision included in segment operating income	412,000	403,000	699,000	752,000
Items not allocated to segment operating income	84,000	(7,357,000)	1,314,000	(7,603,000)
Interest expense	(886,000)	(441,000)	(1,215,000)	(1,040,000)
Interest income	595,000	585,000	1,114,000	1,229,000

Income from operations before income taxes	$12,793,000	$3,786,000	$23,707,000	$13,086,000

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Depreciation and amortization
Specialty Metal Formed Products	$2,365,000	$2,891,000	$4,715,000	$5,205,000
Ring, Seal and Filtration Products	871,000	908,000	1,721,000	1,594,000
Other Metal Products	146,000	139,000	290,000	277,000
Corporate	480,000	243,000	847,000	481,000

Total consolidated depreciation and amortization	$3,862,000	$4,181,000	$7,573,000	$7,557,000

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Additions to net property, plant and equipment
Specialty Metal Formed Products	$1,854,000	$1,433,000	$3,989,000	$2,028,000
Ring, Seal and Filtration Products	714,000	1,136,000	1,126,000	1,991,000
Other Metal Products	147,000	86,000	196,000	147,000
Corporate	71,000	133,000	106,000	313,000

Total consolidated additions to net property, plant and equipment	$2,786,000	$2,788,000	$5,417,000	$4,479,000

	Period Ended

	June 28, 2003	Dec. 31, 2002

Total assets
Specialty Metal Formed Products	$215,864,000	$205,989,000
Ring, Seal and Filtration Products	77,167,000	74,813,000
Other Metal Products	25,738,000	25,642,000
Corporate	258,581,000	170,703,000

Total consolidated assets	$577,350,000	$477,147,000

(6)	On May 23, 2003, the Company completed the sale of $170.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) in a private placement to a group of qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 30, 2003, the Company completed the sale of an additional $30.0 million of Notes. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The conversion price represents a 34 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require Kaydon to purchase their Notes at par for one day each at the end of 5, 10, and 15 years. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes Indenture, or other defined redemption events.

A portion of the net proceeds from the Notes was utilized to repay the outstanding balance on the Company’s $300.0 million revolving credit facility, which was then cancelled. Prior to repayment, the weighted average interest rate on borrowings on the revolving credit facility during the second quarter of 2003 was 1.8 percent. Interest expense on the Notes equaled $0.7 million for the portion of the second quarter of 2003 during which they were outstanding, and will equal $2.0 million beginning in the third quarter of 2003. Fees paid in connection with the issuance of the Notes of approximately $6.0 million are being amortized over a five-year period and are included in other assets in the Consolidated Condensed Balance Sheet as of June 28, 2003.

On July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings by the Company and its subsidiaries in various currencies for general corporate purposes including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate (LIBOR).

The Company’s outstanding debt as of June 28, 2003, and December 31, 2002, was as follows:

	June 28, 2003	December 31, 2002

4% Contingent Convertible Senior
Subordinated Notes due 2023	$200,000,000	$—
Bank revolving credit facility	—	72,150,000
Other	282,000	346,000

Total debt	200,282,000	72,496,000
Less current maturities	121,000	129,000

Long-term debt	$200,161,000	$72,367,000

(7)	As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively.

On March 14, 2003, the Court granted the motion of Kaydon and the other defendants for summary judgment, dismissing the case in its entirety against all defendants. In its ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company.

On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $2.1 million in the first half of 2003, $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. As of June 28, 2003, a $3.3 million accrual is included as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter, including consideration of the aforementioned recent events.

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

(8)	The changes in the carrying amount of goodwill for the first half ended June 28, 2003, are as follows:

	Specialty Metal	Ring, Seal and
	Formed Products	Filtration Products	Other Metal Products	Total

Balance as of December 31, 2002	$70,731,000	$23,265,000	$14,774,000	$108,770,000
Effect of foreign currency exchange rate changes	(354,000)	503,000	—	149,000

Balance as of March 29, 2003	$70,377,000	$23,768,000	$14,774,000	$108,919,000
Effect of foreign currency exchange rate changes	752,000	752,000	—	1,504,000

Balance as of June 28, 2003	$71,129,000	$24,520,000	$14,774,000	$110,423,000

Other intangible assets are summarized as follows:

	June 28, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$8,140,000	$2,205,000	$8,140,000	$1,818,000
Patents	1,553,000	561,000	1,553,000	527,000
Other	950,000	950,000	950,000	950,000

	$10,643,000	$3,716,000	$10,643,000	$3,295,000

The intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

		December 31,
	June 28, 2003	2002
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first half ended June 28, 2003	$420,000
For the first half ended June 29, 2002	$1,102,000
Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2003	$840,000
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000

(9)	During the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity among three plants in the Specialty Metal Formed Products reporting segment. The restructuring plan reserve equaled $0.5 million at December 31, 2002. During the first quarter of 2003, the Company increased the reserve by $0.4 million related to employee termination and severance costs for 57 hourly and 11 salaried employees. Activity related to this restructuring plan reserve for the first half of 2003 is as follows:

	Employee
	Termination
	and
	Severance
	Costs	Other	Total

Reserve balance at December 31, 2002	$—	$450,000	$450,000
Restructuring charges	436,182	—	436,182
Cash paid	(25,071)	(22,181)	(47,252)

Reserve balance at March 29, 2003	411,111	427,819	838,930
Cash paid/reclassification	(30,263)	(273,796)	(304,059)

Reserve balance at June 28, 2003	$380,848	$154,023	$534,871

During the second quarter of 2003, the Company incurred $0.3 million in equipment relocation costs which are expensed as incurred. In addition, the Company expects to incur and record $1.1 million of additional costs throughout the remainder of 2003 related primarily to equipment relocation expenses.

(10)	The Company accounts for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income (loss) and earnings (loss) per share had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Quarter Ended		First Half Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Reported net income (loss)	$8,316,000	$2,423,000	$15,410,000	$(4,847,000)
Add: Total stock-based compensation expense included in reported net income (loss), net of tax	210,000	145,000	420,000	288,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(255,000)	(281,000)	(508,000)	(560,000)

Pro-forma net income (loss)	$8,271,000	$2,287,000	$15,322,000	$(5,119,000)

Earnings (loss) per share — Basic:
As reported	$0.29	$0.08	$0.52	$(0.16)
Pro-forma	$0.29	$0.08	$0.52	$(0.17)
Earnings (loss) per share — Diluted:
As reported	$0.29	$0.08	$0.52	$(0.16)
Pro-forma	$0.29	$0.08	$0.52	$(0.17)

(11)	During the second quarter of 2003, the Company entered into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on short-term intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The Company is not a party to leveraged derivatives. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company formally documents its hedge relationships, including the identification of the hedging instrument and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. As of June 28, 2003, forward exchange contracts representing a notional amount of $1.0 million were outstanding with maturities of less than one year. The currency hedged by the Company as of June 28, 2003, is the United States Dollar and the forward exchange contracts relate to a foreign division with a functional currency of the European Euro. The forward exchange contracts entered into by the Company are accounted for as cash flow hedges. The fair value of these exchange contracts recorded in the consolidated balance sheet as of June 28, 2003, was a liability of approximately $40,000. As of June 28, 2003, the net loss related to the derivative instrument and hedging activities recorded in accumulated other comprehensive income was approximately $40,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the second quarter of 2003, Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) achieved sales of $76.1 million, as compared to $73.2 million in the second quarter of 2002. Sales during the quarter benefited from increased demand for various Kaydon products including specialty bearings, rings and seals, and filtration elements from the defense and aerospace markets as well as increased demand for the Company’s linear deceleration products utilized in industrial applications. Other key markets, including specialty electronic manufacturing equipment, construction equipment, power generation equipment, and specialty ball markets, continued to display modest demand, reflecting customers’ cautious capital spending programs.

Specifically, Kaydon experienced increased demand during the second quarter of 2003 compared to the second quarter of last year for various products sold by the Specialty Metal Formed Products reporting segment. Sales of this reporting segment of $46.6 million during the second quarter of 2003 increased $4.0 million from second quarter 2002 sales of $42.6 million, or by 9.4 percent, as a result of increased sales of custom-engineered bearings to various markets in the amount of $1.9 million, and increased sales of linear deceleration products of $2.2 million, partially offset by reduced sales to specialty ball markets.

The Ring, Seal and Filtration Products reporting segment achieved sales of $24.0 million during both the second quarter of 2003 and the second quarter 2002. This segment experienced increased sales of filtration elements of $1.0 million, and increased sales of rings and seals to defense markets of $1.9 million. These gains were offset by reduced sales of slip-ring products to the security markets of $1.7 million, and reduced sales of marine products of $0.5 million. In addition, reduced capital equipment demand for filtration systems from industrial markets caused sales to decrease $0.7 million.

The Other Metal Products reporting segment achieved sales of $5.5 million during the second quarter of 2003, which was down $1.2 million from the second quarter 2002 sales figure. Reduced sales of metal forming equipment of $0.8 million and reductions of $0.3 million related to metal alloy products contributed to the decline in sales.

Gross profit during the second quarter of 2003 of $26.9 million was 35.4 percent of sales, compared with $24.6 million or 33.6 percent of sales in the second quarter of 2002. Compared to the second quarter of 2002, the second quarter 2003 gross margin was positively impacted by increased sales volume and lower inventory reserve adjustments of $0.5 million.

Selling, general and administrative expenses during the second quarter of 2003 were $13.8 million, or 18.2 percent of sales, as compared to $13.5 million or 18.4 percent of sales during the second quarter of 2002. Second quarter 2003 selling, general and administrative expenses include $0.3 million of equipment relocation charges in connection with the previously discussed restructuring plan to enhance manufacturing utilization in the Specialty Bearings Product Group.

Both gross profit margin and selling, general and administrative expenses were negatively affected during the second quarter of 2003 by increased pension and insurance costs. These costs have increased by approximately $3.2 million on an annual basis compared with 2002, and these increased costs will affect the Company’s financial performance throughout 2003.

Also, as previously disclosed, the Company has begun to incur incremental costs associated directly with certain new requirements imposed by the Sarbanes-Oxley Act of 2002 (the “Act”). Initially these costs will be associated with the further documentation and review of the Company’s system of internal controls as required by Section 404 of the Act. These costs were negligible during the first half of 2003, but could be as much as $0.5 million during the second half of 2003.

During the second quarter of 2002, a pre-tax $7.5 million provision ($4.8 million or $0.16 per share on a diluted basis after tax) was recorded in order to support the Company’s then most current and best estimate of the cost to continue to litigate the previously disclosed Transactions Lawsuit. The change in the estimate during the second quarter of 2002 resulted from then current spending levels and information provided by the Company’s outside attorneys regarding forecasted spending levels to complete the trial phase.

Operating income during the second quarter was $13.1 million or 17.2 percent of sales as compared to $3.6 million or 5.0 percent of sales in the second quarter of 2002.

Specifically, on a reporting segment basis, operating income from the Specialty Metal Formed Products reporting segment was $9.4 million during the second quarter of 2003 as compared to $7.1 million during the comparable period last year. The increase in operating income is primarily due to the increased top-line in this reporting segment as the profit metrics for this segment are very volume sensitive.

The Ring, Seal and Filtration Products reporting segment contributed $2.7 million to the Company’s operating income during the second quarter of 2003 as compared to $3.0 million during the comparable period last year. The reduced operating income in this reporting segment was primarily due to unfavorable sales mix.

Also, the Other Metal Products reporting segment contributed $0.5 million during the second quarter of 2003 as compared to $0.6 million during the comparable period last year, primarily due to reduced sales volume.

As previously mentioned, during the fourth quarter of 2002 the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity in the Specialty Bearings Product Group, part of the Specialty Metal Formed Products reporting segment. This restructuring plan resulted in a $0.3 million charge in the second quarter of 2003 primarily related to equipment relocation expenses. The Company expects to incur and record $1.1 million of additional costs during 2003 related primarily to equipment relocation expenses. In addition, capital expenditures for the first half of 2003 related to the restructuring totaled $1.8 million. The Company expects to invest an additional $1.1 million in capital expenditures related to the restructuring during the remainder of 2003. The restructuring plan is expected to provide annualized cost savings of approximately $2.0 million per year beginning in 2004.

Net interest expense of $0.3 million during the second quarter of 2003 compares to net interest income of $0.1 million during the second quarter of 2002. Net interest expense increased from last year’s comparable period due to interest expense on the Company’s $200.0 million 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) issued in late May 2003, partially offset by interest earned on higher average cash balances during the quarter. Interest expense on the Notes equaled $0.7 million for the portion of the second quarter of 2003 during which they were outstanding, and will equal $2.0 million beginning in the third quarter of 2003. Please see the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Condensed Financial Statements (Note 6) in this Form 10-Q for further information on the Notes.

The effective income tax rate in the second quarter of 2003 was 35.0 percent as compared to a 36.0 percent tax rate in the second quarter of 2002 and a 35.1 percent tax rate during the 2002 year. The effective tax rate may increase during the second half of 2003 as a result of the issuance of the Notes, however, the ultimate impact has not yet been quantified.

Second quarter 2003 net income and diluted earnings per share were $8.3 million and $0.29, based on 28.9 million common shares outstanding. Second quarter 2002 net income and diluted earnings per share were $2.4 million and $0.08, based on 30.0 million common shares outstanding.

Sales during the first half of 2003 were $147.0 million, an increase of 5.4 percent over last year’s first half sales of $139.4 million. As a result of the higher sales volume, gross profit for the first half of 2003 increased to $50.9 million or 34.7 percent of sales as compared to $46.9 million or 33.6 percent of sales during the first half of 2002. Operating income for the first half of 2003 was $23.8 million or 16.2 percent of sales. Operating income for the first half of 2002 was $12.9 million, or 9.3 percent of sales. First half 2002 operating income includes the pre-tax $7.5 million provision for litigation costs recorded during the second quarter of 2002.

As previously disclosed, the Company adopted Statement of Financial Accounting Standards No. 142 as of January 1, 2002. As a result, a $16.8 million goodwill impairment loss, $13.2 million or $0.44 per share on an after tax, diluted basis, was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. The goodwill impairment loss recorded in the first quarter of 2002 related to two operating units within the Other Metal Products reporting segment.

Net income for the first half of 2003 was $15.4 million or $0.52 per common share on a diluted basis. First half 2002 net loss and diluted loss per common share were $(4.8) million and $(0.16). First half 2002 results include the after tax effect ($4.8 million or $0.16 per share on a diluted basis) of the $7.5 million provision for litigation costs and the after tax charge of $13.2 million, or $0.44 per common share on a diluted basis, for the cumulative effect of an accounting change related to goodwill impairment.

Liquidity and Capital Resources

On May 23, 2003, the Company completed the sale of $170.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 in a private placement to a group of qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 30, 2003, the Company completed the sale of an additional $30.0 million of Notes. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The conversion price represents a 34 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require Kaydon to purchase their Notes at par for one day each at the end of 5, 10, and 15 years. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes Indenture, or other defined redemption events.

Net proceeds received from the Notes were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the

Company’s $300.0 million revolving credit facility. The revolving credit facility was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million will be utilized for general corporate purposes. Fees paid in connection with the issuance of the Notes of approximately $6.0 million are being amortized over a five-year period and are included in other assets in the Consolidated Condensed Balance Sheet as of June 28, 2003.

Working capital was $289.0 million at June 28, 2003, reflecting a current ratio of 6.9 to 1 compared to $203.6 million and a current ratio of 6.0 to 1 at year-end 2002. Cash flow from operations during the first half of 2003 was $22.9 million compared to cash flow from operations of $26.6 million achieved during the first half of last year. First half 2002 cash flow included a tax refund of $10.1 million.

Depreciation and amortization was $7.6 million for both the first half of 2003 and the first half of 2002. Cash and cash equivalents equaled $228.1 million at June 28, 2003, as compared to the year-end 2002 balance of $146.3 million. During the first half of 2003, the Company repurchased a total of 2,332,900 shares of Company common stock (including the 2.0 million shares concurrent with the issuance of the Notes) for $49.8 million, paid common stock dividends of $7.3 million, and invested $5.4 million in net capital expenditures. Common shares outstanding at the end of the second quarter 2003 were 28.0 million.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, on July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility. The new revolving credit facility was entered into with seven banks and provides for borrowings by the Company and its subsidiaries in various currencies for general corporate purposes including acquisitions.

Outlook

The Company’s backlog, increasingly affected by shorter lead-time order trends, was $94.4 million at the end of the second quarter 2003 as compared to $88.3 million at the end of 2002. The Company has seen some evidence of increases in order entry levels for specific projects and some end-markets including defense projects, but the Company has yet to see a full fledged meaningful broad-based recovery in order entry across all markets at this time. The near-term outlook is further clouded by continued geopolitical uncertainties affecting corporate purchasing confidence. Expected operating cash flows coupled with the Company’s current cash reserves will provide substantial resources to fund the

Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

Critical Accounting Policies and Estimates

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

The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, the Company’s estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company has identified certain accounting policies and estimates, described below, that are the most critical to the portrayal of the Company’s current financial condition and results of operations.

Loss Contingencies and Legal Costs — The Company records loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets — The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

The Company identifies impairment of goodwill by comparing the fair value of each of the Company’s reporting units with the reporting unit’s carrying amount. The fair value of each of the Company’s reporting units is derived from an estimate of future discounted cash flows including an estimate for terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

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

The Company believes the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because: the estimate of future discounted cash flows and terminal values, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; projected outcomes based on the assumptions made can vary; and the calculation of implied fair value is inherently subject to estimates.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as the Company’s Notes to Consolidated Financial Statements (Note 12) in the 2002 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.

Impairment of Long-Lived Assets — The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of future undiscounted cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

The Company believes the accounting estimates related to long-lived asset impairment to be a critical accounting estimate because: the estimate of future undiscounted cash flows, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the assumptions made can vary.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as the Company’s Notes to Consolidated Financial Statements (Note 1 and Note 12) in the 2002 Annual Report on Form 10-K for additional information regarding long-lived assets.

Retirement Benefits — The Company’s employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by the Company’s actuaries in calculating such amounts.

The Company believes the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving the amounts recorded for retirement benefits in the Company’s financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, inflation rates, salary growth rates, long-term return on plan assets, retirement rates, mortality rates and other factors.

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

4% Contingent Convertible Senior Subordinated Notes — In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.

In addition, the Company is deducting for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, after the first put date (five years after the issuance of the Notes) if the Notes are redeemed for cash instead of converted into Company common stock. Should this happen, depending on other factors, tax payments would be expected to increase.

The Company believes that the current and potential future impact the Notes have on the accounting for the Company’s diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of the Company’s current financial condition and results of operations. Volatility in the Company’s stock price could cause the underlying shares to be included in the diluted earnings per share calculation in one quarter, and not in a subsequent quarter. In addition, while the Company expects the Notes to be converted into Company common stock, redemption for cash would cause volatility in tax payments, cash flows and the liquidity of the Company.

To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 4 and Note 6) as well as the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.

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

Many of the Company’s customers operate in cyclical industries that have experienced downward economic cycles which have adversely affected Kaydon’s business.

Many of the Company’s customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. As a result, the demand for the Company’s products by these customers depends, in part, upon general economic conditions. Downward economic cycles have reduced customers demand for the Company’s products, thereby reducing sales of the Company’s products and resulting in reductions to the Company’s revenues and net earnings.

Kaydon operates in highly competitive industries and may be unable to compete effectively with other companies.

The industries in which the Company operates are fragmented and the Company faces competition from multiple companies across its diverse product lines. Kaydon expects competitive pressures from new products and aggressive pricing to increase, which may cause the Company to lose market share or compel the Company to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. The Company’s competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Perkin Elmer, Timken, SKF, and FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to the Company’s key markets could prevent price increases for the Company’s products or could require price reductions for the Company’s products, which could adversely affect the Company’s financial condition, results of operations, growth or liquidity.

The Company’s current strategy involves growth through acquisitions, which may require the Company to incur substantial costs and potential liabilities for which the Company may never realize the anticipated benefits.

In addition to internal growth, Kaydon’s current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that diversify the Company’s product offerings. Like other companies with similar growth strategies, Kaydon may be unable to continue to implement its growth strategy, and this strategy may be ultimately unsuccessful. A portion of the Company’s expected future growth in revenues may result from acquisitions. The Company frequently engages in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to the Company. Although it is the Company’s policy only to acquire companies in transactions which are accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on the Company’s operating results. Acquisitions may entail integration and management of the new businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. The Company may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. In addition, as a result of the Company’s acquisitions of other businesses, the Company may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify the Company. Future acquisitions may also result in potentially dilutive issuances of securities.

The Company is exposed to a variety of risks relating to the Company’s international sales and operations, including local economic and political conditions, fluctuations in exchange rates and delays in collection of accounts receivable.

Sales of the Company’s products from the Company’s foreign subsidiaries and from the Company’s domestic subsidiaries selling to foreign locations accounted for approximately 29.9% of net sales for the fiscal year ended December 31, 2002. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of the Company’s products or increase the Company’s costs.

The Company generates significant revenues outside the United States. Currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for the Company’s products in foreign countries where the U.S. dollar has increased in value compared to the local currency. The Company cannot predict the effects of exchange rate fluctuations upon the Company’s future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Kaydon’s manufactured critical performance products expose the Company to potential significant litigation-related costs.

As a provider of critical performance products in a variety of industries including aerospace, defense, construction, marine, medical, material handling, machine tool positioning and other industrial applications, the Company faces a risk of exposure to claims in the event that the failure, use or misuse of the Company’s products results, or is alleged to result, in bodily injury and/or property damage. The Company, along with certain other companies, are named as a defendant in a lawsuit arising from an August 2000 fatal accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be covered under the Company’s insurance policy, but it is possible that such costs will not be covered by insurance and, if so, the Company will incur unknown additional direct costs. These claims have not been finally resolved or settled.

In the past, costs related to legal proceedings and settlements have had a material effect on the Company’s business, financial condition, results of operations and liquidity. The Company cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed management’s current expectations and it is possible that such costs could have a material adverse effect on the Company. In addition, litigation is time consuming and could divert management attention and resources away from the Company’s business.

The “Transactions Lawsuit” could materially adversely affect the Company if the trial court’s dismissal of the claims in such suit is reversed on appeal and if an adverse ruling is entered on appeal.

As described in the Company’s Annual Report on Form 10-K, the Company, along with certain other companies, was a defendant in a lawsuit filed in 1996 asserting claims for fraudulent conveyance and successor liability relating to the Company’s acquisition of certain assets in 1983 and the Company’s 1984 spin-off from Bairnco Corporation (the “Transactions Lawsuit”). The plaintiffs in the Transactions Lawsuit alleged and sought damages of $700 million, plus interest and punitive damages against the defendants collectively. As previously disclosed, the plaintiff’s claims were dismissed with prejudice by the trial court on March 14, 2003. On April 14, 2003, the plaintiffs filed a notice of appeal. If an unfavorable outcome were to occur, the impact could be material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 12 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the second quarter of 2003) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 9, 2003, at which the shareholders voted on the election of Directors, approval of the Kaydon Corporation 2003 Non-Employee Directors Equity Plan, and ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for 2003. The results were as follows:

Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld

Gerald J. Breen	26,411,327	994,309
Brian P. Campbell	26,748,587	657,049
Thomas C. Sullivan	26,405,693	999,943
Robert M. Teeter	26,743,903	661,733
B. Joseph White	26,410,357	995,279

The stockholders approved the Kaydon Corporation 2003 Non-Employee Directors Equity Plan with the following vote: 22,158,200 votes for, 4,807,017 votes against, and 440,419 votes abstained.

The stockholders approved the appointment of Ernst & Young LLP as the Company’s independent accountants for 2003 with the following vote: 26,343,562 votes for, 1,017,744 votes against, and 44,330 votes abstained.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	4.1	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee

	4.2	Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc.

	10.1	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc.

	10.2	Credit Agreement dated as of July 28, 2003, among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time parties thereto, the institutions from time to time parties thereto as Lenders, and Bank One, NA as administrative agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 29, 2003 and incorporated herein by reference)

	10.3	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003, and incorporated herein by reference)

	31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K pursuant to Items 7 and 9, dated March 31, 2003, reporting that the Company issued a press release summarizing the remarks of President and Chief Executive Officer Brian P. Campbell which were made at the Deutsche Bank Basic Industries conference held in New York City on that date.

The Company filed a current report on Form 8-K pursuant to Items 7 and 9, dated April 29, 2003, reporting that the Company issued a press release reporting increased first quarter 2003 results and announcing a conference call.

The Company filed a current report on Form 8-K pursuant to Item 5, dated May 27, 2003, reporting the sale of $170 million 4.0% Contingent Convertible Senior Subordinated Notes due 2023.

The Company filed a current report on Form 8-K pursuant to Item 5, dated June 2, 2003, reporting the sale of an additional $30 million 4.0% Contingent Convertible Senior Subordinated Notes due 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

August 8, 2003	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

August 8, 2003	/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

(a)	Exhibit No.	Description

	4.1	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee

	4.2	Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc.

	10.1	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc.

	10.2	Credit Agreement dated as of July 28, 2003, among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time parties thereto, the institutions from time to time parties thereto as Lenders, and Bank One, NA as administrative agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 29, 2003 and incorporated herein by reference)

	10.3	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003, and incorporated herein by reference)

	31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002