Form 10-Q/A
period 2003-06-28
KAYDON CORP
filed 2003-09-04
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended June 28, 2003	Commission File No. 0-12640

KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 300, 315 E. Eisenhower Parkway,
Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 747-7025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer: YES [X] NO [ ]

Common Stock Outstanding at August 1, 2003 — 28,042,759 shares, $.10 par value.

SIGNATURES
Indenture dated 5/23/03 bet the Company & SunTrust
Section 302 Certification
Section 906 Certification

Explanatory Note:

Kaydon Corporation and subsidiaries (the “Company”) are filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, as filed with the Securities and Exchange Commission on August 8, 2003, in order to file Exhibit C to the Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”), which was filed as Exhibit 4.1 to such Quarterly Report on Form 10-Q. Exhibit C, the “Projected Payment Schedule” was inadvertently omitted from Exhibit 4.1.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit No.	Description

4.1	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee
4.2	Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed August 8, 2003, and incorporated herein by reference)
10.1	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 8, 2003, and incorporated herein by reference)
10.2	Credit Agreement dated as of July 28, 2003, among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time parties thereto, the institutions from time to time parties thereto as Lenders, and Bank One, NA as administrative agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 29, 2003, and incorporated herein by reference)
10.3	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003, and incorporated herein by reference)
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KAYDON CORPORATION

September 4, 2003	/s/Brian P. Campbell
Brian P. Campbell
Chairman, President, Chief
Executive Officer and Chief
Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee
4.2	Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed August 8, 2003, and incorporated herein by reference)
10.1	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 8, 2003, and incorporated herein by reference)
10.2	Credit Agreement dated as of July 28, 2003, among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time parties thereto, the institutions from time to time parties thereto as Lenders, and Bank One, NA as administrative agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 29, 2003, and incorporated herein by reference)
10.3	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003, and incorporated herein by reference)
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002