Form 10-Q
period 2003-09-27
KAYDON CORP
filed 2003-11-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended September 27, 2003	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

     Common Stock Outstanding at October 31, 2003 – 28,162,627 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

INDEX

Page No.

Part I - Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets - September 27, 2003 and December 31, 2002	1
Consolidated Condensed Statements of Operations - Quarter and First Three Quarters Ended September 27, 2003 and September 28, 2002	2
Consolidated Condensed Statements of Cash Flows - First Three Quarters Ended September 27, 2003 and September 28, 2002	3
Notes to Consolidated Condensed Financial Statements	4 - 17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II - Other Information:
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	33
Signatures	34

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 27, 2003	December 31, 2002

	(Unaudited)
Assets:
Cash and cash equivalents	$244,695,000	$146,301,000
Accounts receivable, net	42,164,000	38,334,000
Inventories, net	48,140,000	47,019,000
Other current assets	15,065,000	12,396,000

Total current assets	350,064,000	244,050,000

Property, plant and equipment, net	82,023,000	84,380,000
Goodwill, net	110,480,000	108,770,000
Other intangible assets, net	9,113,000	9,744,000
Other assets	32,049,000	30,203,000

Total assets	$583,729,000	$477,147,000

Liabilities and Shareholders’ Equity:
Accounts payable	$12,591,000	$10,724,000
Taxes payable	6,361,000	4,194,000
Salaries and wages	6,744,000	5,549,000
Accrued legal costs	2,709,000	5,328,000
Other accrued expenses	18,866,000	14,638,000

Total current liabilities	47,271,000	40,433,000

Long-term debt	200,143,000	72,367,000
Long-term liabilities	68,544,000	65,598,000

Total long-term liabilities	268,687,000	137,965,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	46,134,000	46,014,000
Retained earnings	417,834,000	405,633,000
Less – treasury stock, at cost	(185,000,000)	(139,446,000)
Less – restricted stock awards	(5,640,000)	(5,380,000)
Accumulated other comprehensive loss	(9,250,000)	(11,765,000)

	267,771,000	298,749,000

Total liabilities and shareholders’ equity	$583,729,000	$477,147,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net sales	$67,995,000	$68,529,000	$214,953,000	$207,917,000
Cost of sales	43,441,000	44,477,000	139,459,000	137,006,000

Gross profit	24,554,000	24,052,000	75,494,000	70,911,000
Selling, general and administrative expenses	11,721,000	11,222,000	38,853,000	37,684,000
Litigation-related charge	—	—	—	7,500,000

Operating income	12,833,000	12,830,000	36,641,000	25,727,000
Net interest income (expense)	(1,829,000)	187,000	(1,930,000)	376,000

Income from operations before income taxes	11,004,000	13,017,000	34,711,000	26,103,000
Provision for income taxes	3,852,000	4,686,000	12,149,000	9,397,000

Income from operations before cumulative effect of accounting change	7,152,000	8,331,000	22,562,000	16,706,000
Cumulative effect of accounting change (goodwill impairment), net of income tax credit of $3,544,000	—	—	—	(13,222,000)

Net income	$7,152,000	$8,331,000	$22,562,000	$3,484,000

Weighted average common shares:
Basic	27,764,000	29,997,000	28,846,000	29,987,000
Diluted	27,790,000	30,016,000	28,863,000	30,006,000
Earnings per share from operations- before cumulative effect of accounting change
Basic	$0.26	$0.28	$0.78	$0.56
Diluted	$0.26	$0.28	$0.78	$0.56
(Loss) per share – cumulative effect of accounting change
Basic	—	—	—	$(0.44)
Diluted	—	—	—	$(0.44)
Earnings per share
Basic	$0.26	$0.28	$0.78	$0.12
Diluted	$0.26	$0.28	$0.78	$0.12
Dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended

	Sept. 27, 2003	Sept. 28,2002

Cash flows from operating activities	$42,517,000	$45,306,000
Cash flows used in investing activities:
Capital expenditures, net	(7,206,000)	(6,588,000)
Acquisition of business, net	—	(4,401,000)

Cash used in investing activities	(7,206,000)	(10,989,000)

Cash flows from (used in) financing activities:
Retirement of long-term debt	(72,250,000)	(40,052,000)
Proceeds from convertible notes	200,000,000	—
Convertible notes and credit facility issuance costs	(7,194,000)	—
Dividends paid	(10,648,000)	(10,959,000)
Proceeds from issuance of common stock	5,104,000	475,000
Purchase of treasury stock	(51,843,000)	(20,000)

Cash from (used in) financing activities	63,169,000	(50,556,000)
Effect of exchange rate changes on cash and cash equivalents	(86,000)	(784,000)

Net increase (decrease) in cash and cash equivalents	98,394,000	(17,023,000)
Cash and cash equivalents – Beginning of period	146,301,000	152,570,000

Cash and cash equivalents – End of period	$244,695,000	$135,547,000

Cash expended for income taxes	$4,423,000	$7,786,000

Cash expended for interest	$603,000	$1,464,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

(2)	Inventories are summarized as follows:

	Sept. 27, 2003	December 31, 2002

Raw Material	$17,443,000	$16,089,000
Work in Process	15,143,000	10,976,000
Finished Goods	15,554,000	19,954,000

	$48,140,000	$47,019,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $0.5 million and $(0.4) million, resulting in comprehensive income of $7.6 million and $ 7.9 million for the quarters ended September 27, 2003, and September 28, 2002. For the first three quarters, other comprehensive income, net of tax, was approximately $2.5 million and $2.0 million, resulting in comprehensive income of $25.1 million and $5.5 million for the first three quarters ended September 27, 2003 and September 28, 2002.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from operations before cumulative effect of accounting change for the periods presented.

	Quarter Ended

	Sept. 27, 2003	Sept. 28, 2002

Numerators:
Numerators for both basic and diluted earnings per share from operations before cumulative effect of accounting change, income from operations before cumulative effect of accounting change	$7,152,000	$8,331,000

Denominators:
Denominator for basic earnings per share from operations before cumulative effect of accounting change, weighted average common shares outstanding	27,764,000	29,997,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	26,000	19,000

Denominator for diluted earnings per share from operations before cumulative effect of accounting change	27,790,000	30,016,000

Earnings per share from operations before cumulative effect of accounting change:
Basic	$0.26	$0.28

Diluted	$0.26	$0.28

	First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002

Numerators:
Numerators for both basic and diluted earnings per share from operations before cumulative effect of accounting change, income from operations before cumulative effect of accounting change	$22,562,000	$16,706,000

Denominators:
Denominator for basic earnings per share from operations before cumulative effect of accounting change, weighted average common shares outstanding	28,846,000	29,987,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	17,000	19,000

Denominator for diluted earnings per share from operations before cumulative effect of accounting change	28,863,000	30,006,000

Earnings per share from operations before cumulative effect of accounting change:
Basic	$0.78	$0.56

Diluted	$0.78	$0.56

Options to purchase 113,000 shares of common stock at prices ranging from $24.25 to $33.3125 per share were outstanding during the third quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 439,300 shares of common stock at prices ranging from $24.25 to $33.3125 per share were outstanding during the third quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in the Company’s stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share. For more information on the Notes, readers should refer to Notes to Consolidated Financial Statements (Note 6), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.

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

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net sales
Specialty Metal Formed Products
External customers	$42,424,000	$42,037,000	$133,805,000	$123,280,000
Intersegment	116,000	99,000	288,000	243,000

	42,540,000	42,136,000	134,093,000	123,523,000
Ring, Seal and Filtration Products
External customers	21,280,000	21,526,000	67,064,000	68,048,000
Intersegment	(116,000)	(99,000)	(288,000)	(243,000)

	21,164,000	21,427,000	66,776,000	67,805,000
Other Metal Products	4,291,000	4,966,000	14,084,000	16,589,000

Total consolidated net sales	$67,995,000	$68,529,000	$214,953,000	$207,917,000

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Operating income
Specialty Metal Formed Products	$9,759,000	$8,781,000	$26,870,000	$21,303,000
Ring, Seal and Filtration Products	1,853,000	2,433,000	5,871,000	8,751,000
Other Metal Products	290,000	314,000	956,000	1,222,000

Total segment operating income	11,902,000	11,528,000	33,697,000	31,276,000
State income tax provision included in segment operating income	388,000	435,000	1,087,000	1,187,000
Items not allocated to segment operating income	543,000	867,000	1,857,000	(6,736,000)
Interest expense	(2,477,000)	(424,000)	(3,692,000)	(1,464,000)
Interest income	648,000	611,000	1,762,000	1,840,000

Income from operations before income taxes	$11,004,000	$13,017,000	$34,711,000	$26,103,000

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Depreciation and amortization
Specialty Metal Formed Products	$2,023,000	$1,945,000	$6,738,000	$7,150,000
Ring, Seal and Filtration Products	709,000	740,000	2,430,000	2,334,000
Other Metal Products	141,000	140,000	431,000	417,000
Corporate	269,000	263,000	1,116,000	744,000

Total consolidated depreciation and amortization	$3,142,000	$3,088,000	$10,715,000	$10,645,000

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Additions to net property, plant and equipment
Specialty Metal Formed Products	$1,255,000	$1,582,000	$5,244,000	$3,610,000
Ring, Seal and Filtration Products	457,000	472,000	1,583,000	2,463,000
Other Metal Products	32,000	13,000	228,000	160,000
Corporate	45,000	42,000	151,000	355,000

Total consolidated additions to net property, plant and equipment	$1,789,000	$2,109,000	$7,206,000	$6,588,000

	Period Ended

	Sept. 27, 2003	Dec. 31, 2002

Total assets
Specialty Metal Formed Products	$215,050,000	$205,989,000
Ring, Seal and Filtration Products	75,924,000	74,813,000
Other Metal Products	24,778,000	25,642,000
Corporate	267,977,000	170,703,000

Total consolidated assets	$583,729,000	$477,147,000

(6)  On May 23, 2003, the Company completed the sale of $170.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) in a private placement to a group of qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 30, 2003, the Company completed the sale of an additional $30.0 million of Notes. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The conversion price represents a 34 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require Kaydon to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes Indenture.

Interest expense on the Notes equaled $2.0 million for the third quarter of 2003. Note issuance costs of approximately $6.4 million are being amortized over a five-year period. Amortization of Note issuance costs during the third quarter of 2003 was $0.3 million. Amortization of Note issuance costs is recorded as a component of net interest expense. $6.0 million of these costs are included in other assets in the Consolidated Condensed Balance Sheet as of September 27, 2003.

A portion of the net proceeds from the Notes was utilized to repay the outstanding balance on the Company’s $300.0 million revolving credit facility, which was then cancelled. On July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains restrictive financial covenants on a consolidated basis including a leverage ratio and an interest coverage ratio. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.00 to 1.00. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.00 to 1.00. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 27, 2003. After consideration of the facility’s covenants and $2.6 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $197.4 million at September 27, 2003.

The Company’s outstanding debt as of September 27, 2003, and December 31, 2002, was as follows:

	Sept. 27, 2003	December 31, 2002

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$—
Bank revolving credit facility	—	72,150,000
Other	250,000	346,000

Total debt	200,250,000	72,496,000
Less current maturities	107,000	129,000

Long-term debt	$200,143,000	$72,367,000

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

On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Briefing on the appeal currently is underway, and the appeal is expected to be heard by the Court of Appeals during the first or second quarter of 2004. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $2.6 million in the first three quarters of 2003, $6.6 million in 2002, $3.9 million in 2001, and $2.8 million in 2000. As of September 27, 2003, a $2.7 million accrual is included as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter.

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

In August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company’s insurance provider has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy. Further, the Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

(8)  The changes in the carrying amount of goodwill for the first three quarters ended September 27, 2003, are as follows:

	Specialty Metal	Ring, Seal and
	Formed Products	Filtration Products	Other Metal Products	Total

Balance as of December 31, 2002	$70,731,000	$23,265,000	$14,774,000	$108,770,000
Effect of foreign currency exchange rate changes	(354,000)	503,000	—	149,000

Balance as of March 29, 2003	$70,377,000	$23,768,000	$14,774,000	$108,919,000
Effect of foreign currency exchange rate changes	752,000	752,000	—	1,504,000

Balance as of June 28, 2003	$71,129,000	$24,520,000	$14,774,000	$110,423,000
Effect of foreign currency exchange rate changes	97,000	(40,000)	—	57,000

Balance as of September 27, 2003	$71,226,000	$24,480,000	$14,774,000	$110,480,000

During the first quarter of 2003, the Company completed the annual goodwill impairment test for certain of the Company’s reporting units. Fair values of the reporting units tested were carried forward from detailed calculations completed during the first quarter of 2002, as allowed by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment.

During the third quarter of 2003, the Company completed the annual goodwill impairment test for the Company’s remaining reporting units. Fair values of the reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment.

     Other intangible assets are summarized as follows:

	September 27, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$7,740,000	$1,999,000	$8,140,000	$1,818,000
Patents	1,124,000	148,000	1,553,000	527,000
Other	—	—	950,000	950,000

	$8,864,000	$2,147,000	$10,643,000	$3,295,000

During the third quarter of 2003 certain fully-amortized intangible assets were removed from the Company’s financial statements. The remaining intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	September 27, 2003	December 31, 2002
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first three quarters ended Sept. 27, 2003	$630,000
For the first three quarters ended Sept. 28, 2002	$1,312,000
Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2003	$840,000
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000

(9)  During the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity among three plants in the Specialty Metal Formed Products reporting segment. The restructuring plan reserve equaled $0.5 million at December 31, 2002. During the first quarter of 2003, the Company increased the reserve by $0.4 million related to employee termination and severance costs for 57 hourly and 11 salaried employees. Activity related to this restructuring plan reserve for the first three quarters of 2003 is as follows:

	Employee
	Termination
	and
	Severance
	Costs	Other	Total

Reserve balance at December 31, 2002	$—	$450,000	$450,000
Restructuring charges	436,182	—	436,182
Cash paid	(25,071)	(22,181)	(47,252)

Reserve balance at March 29, 2003	411,111	427,819	838,930
Cash paid/reclassification	(30,263)	(273,796)	(304,059)

Reserve balance at June 28, 2003	$380,848	$154,023	$534,871
Cash paid	(78,367)	(13,054)	(91,421)

Reserve balance at September 27, 2003	$302,481	$140,969	$443,450

In connection with the restructuring plan, the Company has incurred equipment relocation costs, which are expensed as incurred, of $0.1 million during the third quarter of 2003, and $0.4 million during the first three quarters of 2003. Also, the Company expects to incur and record $0.6 million of additional costs during the fourth quarter of 2003 related primarily to equipment relocation expenses.

(10)	The Company accounts for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Quarter Ended		First Three Quarters Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Reported net income	$7,152,000	$8,331,000	$22,562,000	$3,484,000
Add: Total stock-based compensation expense included in reported net income, net of tax	210,000	145,000	630,000	433,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(255,000)	(281,000)	(763,000)	(841,000)

Pro-forma net income	$7,107,000	$8,195,000	$22,429,000	$3,076,000

Earnings per share – Basic:
As reported	$0.26	$0.28	$0.78	$0.12
Pro-forma	$0.26	$0.27	$0.78	$0.10
Earnings per share – Diluted:
As reported	$0.26	$0.28	$0.78	$0.12
Pro-forma	$0.26	$0.27	$0.78	$0.10

(11)  The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The Company is not a party to leveraged derivatives. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company formally documents its hedge relationships, including the identification of the hedging instrument and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. As of September 27, 2003, forward exchange contracts representing a notional amount of $4.0 million were outstanding with maturities of less than one year. The currency hedged by the Company as of September 27, 2003, is the United States

Dollar. The forward exchange contracts relate to foreign subsidiaries with functional currencies of the European Euro and Canadian Dollar and are accounted for as cash flow hedges. The fair value of these exchange contracts recorded in the consolidated balance sheet as of September 27, 2003, was an asset of approximately $9,000. As of September 27, 2003, the net income related to the derivative instrument and hedging activities recorded in accumulated other comprehensive income was approximately $13,000.

(12)  During the third quarter of 2003, the Company classified certain land and building assets that are in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets, part of a warehousing facility in the Company’s Specialty Metal Formed Products reporting segment, are valued at their carrying amount of $0.8 million and are recorded as a component of other current assets on the Consolidated Condensed Balance Sheet at September 27, 2003. The opportunity to sell these assets arose due to the facility transferring its inventory to third party warehousing locations in various geographic areas to provide better logistical support to customers. It is expected that the Company will sell the assets during the fourth quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the third quarter of 2003, Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) achieved sales of $68.0 million, as compared to $68.5 million in the third quarter of 2002. Increased demand for specialty bearings, linear deceleration products, rings and seals, and filtration elements utilized in various defense and industrial applications was offset by weaker demand from other markets, including specialty electronic manufacturing equipment, power generation equipment and security equipment markets.

Specifically, Kaydon’s Specialty Metal Formed Products reporting segment experienced modestly increased sales during the third quarter of 2003 compared to the third quarter of last year. Sales of this reporting segment of $42.5 million during the third quarter of 2003 increased $0.4 million from third quarter 2002 sales of $42.1 million. Increased sales of linear deceleration products of $1.5 million, were offset by reduced sales to specialty bearing markets of $0.8 million. Within the specialty bearings markets, increased demand from military-related bearing products was more than offset by reduced demand from other markets including the security equipment, machinery equipment, and specialty electronic manufacturing equipment markets. In addition, sales to specialty ball markets were down $0.2 million during the third quarter of 2003 compared to the third quarter of 2002.

The Ring, Seal and Filtration Products reporting segment achieved sales of $21.2 million during the third quarter of 2003 as compared with $21.4 during the third quarter of 2002. This segment experienced reduced sales of slip-ring products of $1.0 million, primarily to the security equipment markets, and reduced sales of filtration systems of $0.8 million to industrial markets, including the power generation equipment market. Partially offsetting these losses, the segment experienced increased sales of rings, seals and filtration elements to military-related markets of $1.5 million.

The Other Metal Products reporting segment achieved sales of $4.3 million during the third quarter of 2003, which was down $0.7 million from the third quarter 2002 sales figure. Reduced sales of metal forming equipment of $0.4 million and machine tool components of $0.2 million contributed to the decline in sales.

Gross profit during the third quarter of 2003 of $24.6 million was 36.1 percent of sales, compared with $24.1 million or 35.1 percent of sales in the third quarter of 2002. Compared to the third quarter of 2002, the third quarter 2003 gross margin was positively impacted by sales mix, primarily within the Specialty Metal Formed

Products reporting segment.

Selling, general and administrative expenses during the third quarter of 2003 were $11.7 million, or 17.2 percent of sales, as compared to $11.2 million or 16.4 percent of sales during the third quarter of 2002. Third quarter 2003 selling, general and administrative expenses include $0.1 million of equipment relocation charges in connection with the Company’s restructuring plan to enhance manufacturing utilization in the Specialty Bearings Product Group.

Both cost of sales and selling, general and administrative expenses were equally affected during the third quarter of 2003 by increased insurance and employment-related costs, as well as expenses for Sarbanes-Oxley compliance, and expenses related to Company-wide Six Sigma programs. These costs negatively impacted the third quarter of 2003 by approximately $1.2 million and the first three quarters of 2003 by approximately $2.9 million. These costs will continue to impact the Company’s results during the fourth quarter of 2003.

Operating income during the third quarter was $12.8 million or 18.9 percent of sales as compared to $12.8 million or 18.7 percent of sales in the third quarter of 2002.

Depreciation and amortization during both the third quarter of 2003 and the third quarter of 2002 equaled $3.1 million.

Specifically, on a reporting segment basis, operating income from the Specialty Metal Formed Products reporting segment was $9.8 million during the third quarter of 2003 as compared to $8.8 million during the comparable period last year. The increase in operating income is primarily due to increased sales and favorable mix of products sold, as well as certain inventory adjustments recorded last year that did not repeat this year.

The Ring, Seal and Filtration Products reporting segment contributed $1.9 million to the Company’s operating income during the third quarter of 2003 as compared to $2.4 million during the comparable period last year. The reduced operating income in this reporting segment was primarily due to reduced top-line performance and unfavorable sales mix in the Slip-Ring Products group.

Also, the Other Metal Products reporting segment contributed $0.3 million to the Company’s operating income during the third quarter of 2003, consistent with the comparable period last year.

As previously disclosed, during the fourth quarter of 2002 the Company initiated a restructuring plan to enhance operating performance and balance the manufacturing capacity in the Specialty Bearings Product Group, part of the Specialty Metal Formed Products reporting segment. This restructuring plan resulted in a $0.1 million charge in the third quarter of 2003 primarily related to equipment relocation expenses. Restructuring charges for the first three quarters of 2003 equaled $0.8 million. The Company expects to incur and record $0.6 million of additional costs during the fourth quarter of 2003 primarily related to equipment relocation expenses. In addition, capital expenditures for the first three quarters of 2003 related to the restructuring totaled $2.2 million. The Company expects to invest an additional $0.7 million in capital expenditures related to the restructuring during the fourth quarter of 2003. The restructuring plan is expected to provide annualized cost savings to the Company of approximately $2.0 million per year beginning in 2004. Readers should refer to the Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q for further information on the Company’s restructuring plan.

Net interest expense of $1.8 million during the third quarter of 2003 compares to net interest income of $0.2 million during the third quarter of 2002. Net interest expense increased from last year’s comparable period due to interest expense on the Company’s $200.0 million 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) issued in late May 2003. Interest on the Notes during the third quarter of 2003 was $2.0 million. Also, amortization of Note issuance costs was $0.3 million during the third quarter of 2003. Amortization of Note issuance costs is recorded as a component of net interest expense. The Company would expect approximately $2.3 million of interest and amortization of Note issuance costs to be charged to interest expense on a quarterly basis going forward. The additional interest expense related to the Notes was partially offset during the third quarter of 2003 by greater interest income earned due to higher average cash balances as compared to the third quarter of 2002. Please see the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Condensed Financial Statements (Note 6) in this Form 10-Q for further information on the Notes.

The effective income tax rate in the third quarter of 2003 was 35.0 percent as compared to a 36.0 percent tax rate in the third quarter of 2002 and a 35.1 percent tax rate during the 2002 year. The effective tax rate is expected to remain approximately 35.0 percent for the fourth quarter of 2003.

Third quarter 2003 net income and diluted earnings per share were $7.2 million and $0.26, based on 27.8 million common shares outstanding. Third quarter 2002 net income and diluted earnings per share were $8.3 million and $0.28, based on 30.0 million common shares outstanding.

Sales during the first three quarters of 2003 were $215.0 million, compared to $207.9 million during the comparable period last year. As a result of the higher sales volume, favorable product mix, and reduced inventory reserve expenses, gross profit for the first three quarters of 2003 increased to $75.5 million or 35.1 percent of sales as compared to $70.9 million or 34.1 percent of sales during the first three quarters of 2002. Operating income for the first three quarters of 2003 was $36.6 million or 17.0 percent of sales. Operating income for the first three quarters of 2002 was $25.7 million, or 12.4 percent of sales. First three quarters 2002 operating income includes the previously disclosed pre-tax $7.5 million provision for litigation costs recorded during the second quarter of 2002.

Depreciation and amortization for the first three quarters of 2003 was $10.7 million, compared to $10.6 million in 2002’s first three quarters.

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

Net income for the first three quarters of 2003 was $22.6 million or $0.78 per common share on a diluted basis. First three quarters 2002 net income and diluted earnings per common share were $3.5 million and $0.12. First three quarters 2002 results include the after tax effect ($4.8 million or $0.16 per share on a diluted basis) of a $7.5 million provision for litigation costs and the after tax charge of $13.2 million, or $0.44 per common share on a diluted basis, for the cumulative effect of an accounting change related to goodwill impairment.

Liquidity and Capital Resources

On May 23, 2003, the Company completed the sale of $170.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 in a private placement to a group of qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, as amended. On May 30, 2003, the Company completed the sale of an additional $30.0 million of Notes. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in the Company’s stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share. The conversion price represents a 34 percent premium based on the closing price of

$21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require Kaydon to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes Indenture.

In addition, the Company is deducting for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed for cash instead of converted into Company common stock. Redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.

Net proceeds received from the Notes in May 2003 were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the Company’s $300.0 million revolving credit facility. The revolving credit facility was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million will be utilized for general corporate purposes.

Note issuance costs of approximately $6.4 million are being amortized as a component of net interest expense over a five-year period. $6.0 million of these costs are included in other assets in the Consolidated Condensed Balance Sheet as of September 27, 2003.

In connection with the May issuance of the Notes, the Company received ratings during the third quarter of 2003 from both Standard and Poor’s and Moody’s. Standard and Poor’s assigned an issuer rating of BB+, and rated the Company’s Notes BB-. Moody’s assigned an issuer rating of Ba2, and rated the Company’s Notes Ba3.

On July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate (LIBOR). The revolving credit facility contains restrictive financial covenants on a consolidated basis including a leverage ratio and an interest coverage ratio. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.00 to 1.00. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.00 to 1.00. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 27, 2003. After consideration of the facility’s covenants and $2.6 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $197.4 million at September 27, 2003.

Fees paid in connection with the revolving credit facility of approximately $0.8 million are being amortized as a component of net interest expense over a three-year period and are included in other assets in the Consolidated Condensed Balance Sheet as of September 27, 2003.

Working capital was $302.8 million at September 27, 2003, reflecting a current ratio of 7.4 to 1 compared to $203.6 million and a current ratio of 6.0 to 1 at year-end 2002.

Cash flow from operations during the third quarter of 2003 was $19.6 million compared to $18.7 million during the third quarter last year. During the third quarter 2003, the Company repurchased 81,532 shares of Company common stock for $2.1 million, paid common stock dividends of $3.4 million and invested $1.8 million in net capital expenditures. Also, in connection with employees’ exercise of stock options, during the third quarter 2003 the Company issued 205,700 shares of Company common stock for $5.1 million.

Cash flow from operations during the first three quarters of 2003 was $42.5 million compared to cash flow from operations of $45.3 million in 2002’s first three quarters, which included a tax refund of $10.1 million. During the first three quarters of 2003, the Company repurchased a total of 2,414,432 shares of Company common stock for $51.8 million (including the 2.0 million shares repurchased concurrent with the Notes offering), paid common stock dividends of $10.6 million, and invested $7.2 million in net capital expenditures.

Cash and cash equivalents totaled $244.7 million at the end of the third quarter of 2003 as compared to $146.3 million at the end of 2002. Total debt outstanding equaled $200.3 million at the end of the third quarter of 2003 as compared to $72.5 million at the end of 2002.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances.

Outlook

The Company’s backlog was $94.7 million at the end of the third quarter 2003 as compared to $88.3 million at the end of 2002, and $94.4 million at the end of the second quarter 2003. The Company remains cautious about the timing of a broad-

based economic recovery, although the Company has seen increases in order entry levels and positive indications from customers versus a year ago. Expected operating cash flows coupled with the Company’s current cash reserves will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

Loss Contingencies and Legal Costs - The Company records loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets - The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

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

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of future undiscounted cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

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

Retirement Benefits - The Company’s employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by the Company’s actuaries in calculating such amounts.

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

The Company has developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Discount rate assumptions are based on investment yields available on long-term bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect the Company’s long-term experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and mortality tables.

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

4% Contingent Convertible Senior Subordinated Notes - In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.

In addition, the Company is deducting for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed for cash instead of converted into Company common stock. Should this happen, depending on other factors, tax payments may increase.

The Company believes that the current and potential future impact the Notes have on the accounting for the Company’s diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of the Company’s current financial condition and results of operations. Volatility in the Company’s stock price could cause the underlying shares to be included in the diluted earnings per share calculation in one quarter, and not in a subsequent quarter. Redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.

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

The Company’s customers’ economic cycles may affect Kaydon’s operating results.

Many of the Company’s customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial and military aerospace, semiconductor manufacturing, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for the Company’s products by these customers depends, in part, upon general economic conditions. Downward economic cycles have reduced customers demand for the Company’s products, thereby reducing sales of the Company’s products and resulting in reductions to the Company’s revenues and net earnings.

Increased competition in the Company’s key markets could result in a reduction in Kaydon’s revenues and earnings and adversely affect the Company’s financial condition.

The industries in which the Company operates are fragmented and the Company faces competition from multiple companies across its diverse product lines. Kaydon expects competitive pressures from new products and aggressive pricing to increase, which may cause the Company to lose market share or compel the Company to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. The Company’s competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Perkin Elmer, Timken, SKF, and INA/FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to the Company’s key markets could prevent price increases for the Company’s products or could require price reductions for the Company’s products, which could adversely affect the Company’s financial condition, results of operations, growth or liquidity.

Future acquisitions may require Kaydon to incur costs and liabilities which may adversely affect the Company’s operating results.

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

Political, economic and regulatory conditions inherent in the international markets in which Kaydon participates could adversely affect the Company’s financial condition.

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

Kaydon’s manufactured critical performance products expose the Company to potential litigation-related costs which may adversely affect the Company’s financial position and operating results.

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

As described in the Company’s Annual Report on Form 10-K, the Company, along with certain other companies, was a defendant in a lawsuit filed in 1996 asserting claims for fraudulent conveyance and successor liability relating to the Company’s acquisition of certain assets in 1983 and the Company’s 1984 spin-off from

Bairnco Corporation (the “Transactions Lawsuit”). The plaintiffs in the Transactions Lawsuit alleged and sought damages of $700 million, plus interest and punitive damages against the defendants collectively. As previously disclosed, the plaintiff’s claims were dismissed with prejudice by the trial court on March 14, 2003. On April 14, 2003, the plaintiffs filed a notice of appeal. Briefing on the appeal currently is underway, and the appeal is expected to be heard by the Court of Appeals during the first or second quarter of 2004. If an unfavorable outcome were to occur, the impact could be material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 10 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the third quarter of 2003) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K pursuant to Items 7 and 9, dated July 28, 2003, reporting that the Company issued a press release reporting increased second quarter 2003 results and announcing a conference call.

The Company filed a current report on Form 8-K pursuant to Items 5 and 7, dated July 29, 2003, reporting the completion of a new $200 million unsecured three-year revolving credit agreement.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 10, 2003	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

November 10, 2003	/s/ Kenneth W. Crawford

Kenneth W. Crawford Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002