Form 10-K
period 2003-12-31
KAYDON CORP
filed 2004-03-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-12640

Kaydon Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 East Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

Registrant’s telephone number, including area code:

(734) 747-7025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

       Indicate by check mark whether the Registrant is an accelerated filer.     Yes ☑          No ☐

       The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2003 (based on the June 27, 2003 closing sales price of $20.83 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $421,500,000.

     Number of shares outstanding of the Registrant’s Common Stock at March 3, 2004:

     28,217,768 shares of Common Stock, par value $0.10 per share.

     Portions of the Registrant’s definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Recent Developments

      On December 31, 2001, the Company sold the net assets of its Fluid Power Products reporting segment, a manufacturer of hydraulic fluid power products. The reporting segment was acquired via acquisitions of five companies during the 1995 to 1997 timeframe. The sale was necessary as a result of operating losses, an outlook for prolonged weakness in the demand for hydraulic fluid power products which would have led to continuing losses, excess industry capacity, structural changes in competitive dynamics, adverse customer trends, and a competitive disadvantage in the absence of an integrated hydraulic systems capability. The Fluid Power Products reporting segment was sold to a private ownership group that already participated in the hydraulic fluid power products market.

      On March 1, 2001, the Company purchased, for $70.6 million, all of the outstanding stock of ACE Controls, Inc., and an affiliated company (“ACE”), a privately held leading manufacturer of linear deceleration products serving various industrial markets. ACE has locations in Michigan, Germany, the United Kingdom and Japan. The results of ACE are reported in the Velocity Control Products reporting segment.

Industry Segments

      The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.” Prior to the fourth quarter of 2003 the Company aggregated its operating segments into three continuing and one discontinued reportable segments referred to as Specialty Metal Formed Products, Ring, Seal and Filtration Products, Other Metal Products and Fluid Power Products. During the fourth quarter of 2003, the Company changed the aggregation of operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

      The Company has four continuing reportable segments, one discontinued reportable segment, and other operating segments engaged in the manufacture and sale of the following:

      Friction and Motion Control Products — complex components used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.

      Velocity Control Products — complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs and rotary dampers.

      Sealing Products — complex and standard ring and seal products used in demanding industrial, aerospace and defense applications. Products include engine rings, sealing rings and shaft seals.

      Power and Data Transmission Products — complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards.

      Fluid Power Products — standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001.

      Other — filter elements and filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

      Net sales related to the Company’s four continuing reportable segments, one discontinued reportable segment, and other operating segments during 2003, 2002 and 2001 are set forth in the following table:

	2003	2002	2001

	(In thousands)
Friction and Motion Control Products

External customers	$138,304	$131,794	$137,457

Intersegment	344	343	544

	138,648	132,137	138,001

Velocity Control Products	43,078	34,883	30,096

Sealing Products	37,510	33,705	37,579
Power and Data Transmission Products

External customers	35,970	37,475	29,513

Intersegment	(344)	(343)	(544)

	35,626	37,132	28,969

Fluid Power Products	—	—	49,405

Other	39,230	41,553	50,958

Total segment net sales	294,092	279,410	335,008

Net sales of discontinued operations	—	—	(49,405)

Total consolidated net sales	$294,092	$279,410	$285,603

      See Notes to Consolidated Financial Statements (Note 14) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.

      Sophisticated technology plays a significant role in all of Kaydon’s reportable segments in the design, engineering and manufacturing of its products. Due to the custom-engineered, proprietary nature of the Company’s products, substantially all of the manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of precision metalworking and other process technologies after working closely with customers to engineer the required solution to their design and performance challenges.

      Kaydon sells its products in each reportable segment through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of Kaydon products to serve the requirements of customers. During 2003, 2002 and 2001, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2003, sales to three customers exceeded 10 percent (19.8 percent, 17.3 percent, and 10.3 percent) of net sales in the Sealing Products reporting segment, and two customers exceeded 10 percent (11.7 percent and 11.4 percent) of net sales in the Power and Data Transmission Products reporting segment.

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

Backlog

      The Company sells certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. Backlog in the Friction and Motion Control Products reporting segment was $55.2 million at December 31, 2003 and $46.3 million at December 31, 2002. Backlog in the Velocity Control Products reporting segment was $5.5 million at December 31, 2003 and $4.2 million at December 31, 2002. Backlog in the Sealing Products reporting segment was $13.6 million at December 31, 2003 and $16.3 million at December 31, 2002. Backlog in the Power and Data Transmission Products reporting segment was $15.9 million at December 31, 2003 and $15.2 million at December 31, 2002. Backlog in other businesses was $6.7 million at December 31, 2003 and $6.3 million at December 31, 2002. The Company expects to ship approximately 75 percent of the year-end backlog over the following twelve months. Backlog has become less indicative of future results as the Company has made efforts to shorten manufacturing lead times, creating a faster response to customer orders.

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

Employees

      The Company employs approximately 1,860 people. Satisfactory relationships have generally prevailed between the Company and its employees.

International Operations

      Certain friction and motion control products are manufactured in Mexico and the United Kingdom, certain velocity control products are assembled and distributed through a facility in Germany, and certain power and data transmission products are manufactured in Canada, the United Kingdom and Mexico. In addition, within all reporting segments, the Company distributes a wide array of products throughout North America, Europe and Asia. The Company’s foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

      See Notes to Consolidated Financial Statements (Note 14) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s operations by geographic area.

Available Information

      The Company’s internet address is www.kaydon.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are accessible at no charge on the Company’s website as soon as reasonably practicable after filing with the Securities and Exchange Commission.

Item 2.     Properties

      The following list sets forth the location of the Company’s principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction and Motion Control Products	Dexter, Michigan Mocksville, North Carolina Muskegon, Michigan St. Louis, Missouri Sumter, South Carolina (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico

Velocity Control Products	Farmington Hills, Michigan Langenfeld, Germany

Sealing Products	Baltimore, Maryland

Power and Data Transmission Products	Blacksburg, Virginia Galax, Virginia Dartmouth, Canada Reading, United Kingdom

Other	Crawfordsville, Indiana Danville, Illinois Greeneville, Tennessee LaGrange, Georgia Sayreville, New Jersey

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

Item 3.     Legal Proceedings

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted a motion for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Briefing on the appeal is complete, and the appeal is expected to be heard by the Court of Appeals during the first quarter of 2004. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $2.9 million in 2003, $6.6 million in 2002 and $3.9 million in 2001. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2003, a $2.4 million accrual remains as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter.

      As previously reported, in July 2001, the Company, the Company’s insurance provider and the plaintiff agreed to a settlement of a product liability lawsuit, with the settlement payment to the plaintiff being shared between the Company and the Company’s insurance provider. The Company believed that the majority of its portion of the settlement payment, which equaled $2.8 million, was covered under the Company’s commercial general liability policy, and, therefore, filed a legal claim in August 2001 in an attempt to recover $2.6 million from the Company’s insurance provider. Subsequently, the Company’s insurance provider filed a counterclaim in an attempt to recover its portion of the settlement payment, $2.6 million, from the Company. Because of the uncertainties involved, and based on a demand from the Company’s insurance provider to settle this case out of court, the Company recorded a $1.3 million charge to cost of sales and a corresponding credit to other accrued expenses during December 2001. Throughout 2002 and most of 2003 there was very little activity in this case.

      On December 1, 2003, the court granted the Company’s motion for summary judgment, and after the Company’s insurance provider filed a notice of appeal from the court’s decision, the Company and the Company’s insurance provider agreed to settle the case for $2.5 million, which the Company’s insurance provider paid to the Company in January 2004. The Company has recorded the $2.5 million settlement amount, as well as the reversal of the $1.3 million accrual recorded in 2001, a total of $3.8 million, as a credit to cost of sales in the Consolidated Income Statement for the year ended December 31, 2003.

      As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company’s insurance provider has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy. Further, the Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action.

      The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of December 31, 2003, an undiscounted accrual in the amount of $3.3 million representing the Company’s best estimate for ultimate resolution of these environmental matters is included in other long-term liabilities in the consolidated financial statements.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Supplementary Item.	Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Name and Age of Executive Officer	Data Pertaining to Executive Officers

Brian P. Campbell (63)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.

John R. Emling (47)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President — Bearing Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

John F. Brocci (61)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Peter C. DeChants (51)	Vice President — Corporate Development and Treasurer. Mr. DeChants has been Vice President — Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech Inc., and Vice President and Treasurer of TriMas Corporation.

Kenneth W. Crawford (46)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford has been Vice President and Corporate Controller since joining Kaydon in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

      Executive officers, who are elected by the Board of Directors, serve for a term of one year.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information and Dividends

      The New York Stock Exchange is the principal market on which the Company’s common stock is traded under the symbol KDN. The following table sets forth high and low closing sales prices of the

Company’s common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	2003 by Quarter			2002 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$26.72	$22.72	$0.12	$21.83	$17.36	$0.12

Third	26.74	20.89	0.12	24.32	19.60	0.12

Second	23.12	19.24	0.12	29.10	23.61	0.12

First	22.91	16.00	0.12	27.00	22.89	0.12

      The Company expects that its practice of paying quarterly dividends on its common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

      As of December 31, 2003, there were 995 holders of record of the Company’s common stock.

Equity Compensation Plan Information

      The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of December 31, 2003, including Kaydon’s 1999 Long-Term Stock Incentive Plan, 1993 Non-Employee Directors Stock Option Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

			(C)
			Number of Securities
			Remaining Available
	(A)	(B)	for Future Issuance
	Number of Securities	Weighted Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding
	Options, Warrants and	Warrants and	Securities Reflected
	Rights	Rights	in Column (A))

Equity compensation plans approved by shareholders	177,000 (1)	$25.82	3,820,994 (3)

Equity compensation plans not approved by shareholders(2)	12,703	n/a	n/a

Total	189,703		3,820,994

(1)	Includes only options outstanding under Kaydon’s 1999 Long-Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2003.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long-Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

Item 6.     Selected Financial Data

	2003		2002		2001(1)		2000(1)		1999(1)

	(In thousands, except per share data)
Income Statement

Net Sales	$294,092		$279,410		$285,603		$278,759		$253,254

Gross Profit	105,584	(2)	95,349		99,845		118,907		110,398

Income From Continuing Operations	33,752	(3)	25,426	(4)	28,480		40,239	(9)	54,247

Income (Loss) From Operations of Discontinued Segment	—		—		(47,746	)(7)	(1,408)		7,252

Provision (Credit) for Income Taxes	—		—		(15,266)		(516)		2,720

Income (Loss) From Discontinued Operations	—		—		(32,480	)(8)	(892)		4,532

Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	—		(13,222	)(5)	—		—		—

Net Income (Loss)	$33,752	(3)	$12,204	(6)	$(4,000	)(8)	$39,347	(9)	$58,779
Balance Sheet

Total Assets — Continuing Operations	$590,374		$477,147		$507,899		$407,511		$333,547

Total Assets — Discontinued Operations	—		—		—		68,041		73,202

Cash and Cash Equivalents	255,756		146,301		152,570		114,965		89,749

Total Debt	200,218		72,496		112,656		47,575		255
Cash Flow Data

Net Cash From Operating Activities	$60,628		$62,244		$51,236		$65,985		$58,356

Capital Expenditures, net	11,918		8,821		9,562		8,793		9,822

Depreciation and Amortization	13,866		13,725		15,430		11,779		10,722
Per Share Data

Earnings per Share From Continuing Operations — Diluted	$1.18	(3)	$0.85	(4)	$0.95		$1.33	(9)	$1.71

Earnings (Loss) per Share From Discontinued Operations — Diluted	—		—		(1.08	)(8)	(0.03)		0.14

Loss per Share From Cumulative Effect of Accounting Change — Diluted	—		(0.44	)(5)	—		—		—

Earnings (Loss) per Share — Diluted	1.18	(3)	0.41	(6)	(0.13	)(8)	1.30	(9)	1.85

Dividends Declared per Share	0.48		0.48		0.48		0.45		0.41

(1)	Prior to 2002, the Company amortized goodwill and indefinite-lived intangible assets. See Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for further discussion.

(2)	Includes a $3.8 million favorable impact related to a legal settlement.

(3)	Includes the after tax effect, $3.1 million or $0.11 per share, of the pre-tax $3.8 million favorable legal settlement and a pre-tax $0.9 million gain on sale of assets.

(4)	Includes the after tax effect, $4.8 million or $0.16 per share, of a pre-tax $7.5 million litigation-related charge.

(5)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.

(6)	Includes the after tax effect, $4.8 million or $0.16 per share, of the litigation-related charge and the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.

(7)	Includes a charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million pre-tax and a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million pre-tax.

(8)	Includes the after tax effect, $26.3 million or $0.88 per share, of the net charge, $37.9 million, to write-down the value and to sell the assets of the Fluid Power Products Group.

(9)	Includes the after tax effect, $13.7 million or $0.46 per share, of the pre-tax $21.7 million litigation-related charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from year to year. During 2003, the Company was favorably impacted as the economy emerged from the manufacturing slowdown of the last four years. The general economic rebound and increased military and defense spending meant that during the year the Company experienced increased demand from various markets including military and defense, industrial, marine equipment, and other key commercial markets. In addition, during 2003, the Company experienced increased demand from its distributors who had reduced inventories during the manufacturing slowdown. As a result of these positive factors, the Company achieved increases in customer order levels in each quarter during 2003 compared to 2002. Partially offsetting these gains, the Company was negatively impacted during 2003 by reduced capital spending levels in the power generation equipment, construction equipment, other heavy equipment, and specialty ball markets. In addition, the Company was impacted by lower sales of security scanning equipment due to the completion in early 2003 of sales related to homeland security programs. In 2004, the Company would expect to continue to benefit from a general economic rebound in the manufacturing sector, continued increases in military and defense spending, as well as other factors including low inflation and interest rates, although because of the Company’s diverse product offerings, it is difficult to predict the specific impact these factors may have on the Company’s operating results.

      The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During 2003, the Company launched a Company-wide Six Sigma effort and continued its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence. In addition, during 2003, the Company substantially completed its restructuring plan to enhance operating performance and balance manufacturing utilization in the Specialty Bearings Group, part of the Company’s Friction and Motion Control Products reporting segment.

      Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. During May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Net proceeds received from the Notes were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the Company’s $300.0 million revolving credit facility, which was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million will be utilized for general corporate purposes. Also, in July 2003, the Company negotiated a new $200.0 million revolving credit agreement. The Company’s current cash balances and the $200.0 million revolving credit facility enhance liquidity and provide additional financial strength to support the Company’s objectives including strategic acquisitions.

      In summary, the Company’s future performance will be impacted by general economic conditions, the length and breadth of a sustained industrial manufacturing recovery, military and defense spending, the success of the Company’s cost reduction and capacity utilization efforts, as well as the utilization of current liquidity levels in completing strategic acquisitions.

      The discussion which follows should be reviewed in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Annual Report to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 2003 Operations Compared to 2002 Operations

Selected Data For The Year 2003 Compared With The Year 2002

	For the Years Ended
	December 31,

	2003	2002

	(In thousands, except
	per share amounts)

Net sales	$294,092	$279,410

Gross profit	$105,584	$95,349

Gross profit margin	35.9%	34.1%

Selling, general and administrative expenses	$49,862	$49,493

Litigation-related charge	—	$7,500

Operating income	$55,722	$38,356

Operating margin	18.9%	13.7%

Net interest (expense) income	$(3,796)	$810

Income before cumulative effect of accounting change	$33,752	$25,426

Cumulative effect of accounting change, net of tax	—	$(13,222)

Net income	$33,752	$12,204

Earnings per share — diluted	$1.18	$0.41

      Net sales of $294.1 million in 2003 increased $14.7 million or 5.3 percent compared to 2002’s net sales of $279.4 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $138.6 million during 2003, up $6.5 million or 4.9 percent compared to 2002 sales of $132.1 million. Increased sales of custom-engineered bearings to defense and military markets of $8.2 million were partially offset by reduced sales to specialty ball markets of $2.0 million. The Company’s Velocity Control Products reporting segment achieved sales of $43.1 million during 2003, up $8.2 million, or 23.5 percent from 2002 sales of $34.9 million. Increased product demand from a variety of industrial markets and a 5 percent price increase implemented in April 2003 contributed to $4.1 million of the increase, while favorable foreign currency translation, primarily related to the strengthening of the Euro, accounted for another $4.1 million of the increase. The Company’s Sealing Products reporting segment achieved sales of $37.5 million during 2003, up $3.8 million, or 11.3 percent from 2002 sales of $33.7 million, primarily as a result of increased demand from defense markets. The Company’s Power and Data Transmission Products reporting segment achieved sales of $35.6 million during 2003, down $1.5 million, or 4.1 percent from 2002 sales of $37.1 million. Lower sales to manufacturers of security scanning equipment of $5.1 million, was partially offset by increased sales to military, defense, and certain marine markets. The Company’s other businesses achieved sales of $39.2 million during 2003, down $2.3 million, or 5.6 percent from 2002 sales of $41.6 million, due primarily to lower shipments of presses and dies to China as a result of reduced business activity and marketing efforts caused by the SARS outbreak. See Notes to Consolidated Financial Statements (Note 14) for a discussion of the Company’s change in segment reporting made in 2003, for which the previously reported segment information in 2002 and 2001 has been adjusted.

      The Company’s gross margin percentage equaled 35.9 percent in 2003, as compared to 34.1 percent achieved in 2002. The 2003 gross profit includes a $3.8 million favorable impact related to the settlement of a legal matter. As previously reported, in July 2001, the Company, the Company’s insurance provider and the plaintiff agreed to a settlement of a product liability lawsuit, with the settlement payment to the plaintiff being shared between the Company and the Company’s insurance provider. The Company believed that the majority of its portion of the settlement payment, which equaled $2.8 million, was covered under the Company’s commercial general liability policy, and, therefore, filed a legal claim in August 2001 in an attempt to recover $2.6 million from the Company’s insurance provider. Subsequently, the Company’s insurance provider filed a counterclaim in an attempt to recover its portion of the settlement payment, $2.6 million, from the Company. Because of the uncertainties involved, and based on a demand from the Company’s insurance provider to settle this case out of court, the Company recorded a $1.3 million charge to cost of sales and a corresponding credit to other accrued expenses during December 2001. Throughout 2002 and most of 2003 there was very little activity in this case. On December 1, 2003, the court granted the Company’s motion for summary judgment, and after the Company’s insurance provider filed a notice of appeal from the court’s decision, the Company and the Company’s insurance provider agreed to settle the case for $2.5 million, which the Company’s insurance provider paid to the Company in January 2004. The Company has recorded the $2.5 million settlement amount, as well as the reversal of the $1.3 million accrual recorded in 2001, a total of $3.8 million, as a credit to cost of sales, favorably impacting gross margin percentage for the year ended December 31, 2003. In addition, adjustments to inventory reserves related to slow moving and obsolete items were more unfavorable by approximately $2.3 million during 2002 as compared to 2003.

      Selling, general and administrative expenses totaled $49.9 million or 17.0 percent of sales in 2003, compared to $49.5 million or 17.7 percent of sales for 2002. During the third quarter of 2003, the Company classified certain land and building assets that were in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets, a warehousing facility in the Company’s Friction and Motion Control Products reporting segment, were valued at their carrying amount of $0.8 million. The opportunity to sell these assets arose due to the facility transferring its inventory to third party warehousing locations in various geographic areas to provide better logistical support to customers. During the fourth quarter of 2003, the Company sold the assets held for sale for approximately $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses in the Consolidated Statements of Income. In addition, during 2003 and January of 2004 the Company settled certain product liability claims for approximately $0.6 million, which was less than what had been estimated at the end of 2002. As a result, during the fourth quarter of 2003 the Company reduced its product liability accrual by $1.5 million favorably impacting 2003 selling, general and administrative expenses. Also, during 2003, the Company substantially completed its restructuring plan that began in late 2002 to enhance operating performance and balance manufacturing utilization in the Specialty Bearings Group, part of the Friction and Motion Control Products reporting segment. This restructuring plan resulted in charges, included in selling, general and administrative expenses, of $0.8 million in 2003 and $0.5 million in 2002. This restructuring plan is expected to provide annualized cost savings to the Company of approximately $2.0 million per year by the end of 2004, primarily from reduced labor costs as a result of both the relocation of manufacturing to lower cost locales, and lower headcount.

      Both gross profit margin and selling, general, and administrative expenses were equally affected during the year by increased insurance and employment-related costs, Sarbanes-Oxley compliance, and the Company-wide Six Sigma implementation. These costs negatively impacted 2003 by approximately $3.9 million compared to 2002. The Six-Sigma program, initiated in April 2003, has identified potential annualized savings of approximately $2.0 million.

      During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s then most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from spending levels and new information provided by the Company’s outside attorneys regarding forecasted spending levels to complete the trial phase. This legal action is further discussed in the Notes to Consolidated Financial Statements (Note 11) and other discussions throughout this Annual Report.

      Operating income from continuing operations equaled $55.7 million during 2003, compared to $38.4 million in 2002, with operating margins of 18.9 percent and 13.7 percent in 2003 and 2002, respectively.

      On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $30.8 million during 2003 as compared to $25.7 million during 2002. Operating income in 2003 includes $1.4 million of the aforementioned favorable adjustments related to the settlement of a legal matter and the gain on the sale of a building. Operating income was positively impacted by increased sales volumes and reduced inventory reserve expenses related to slow moving and obsolete items, partially offset by increased insurance and employment-related costs.

      The Velocity Control Products reporting segment contributed $8.2 million to the Company’s consolidated operating income during 2003 as compared to $4.4 million during 2002. Increases in operating income were primarily due to increased product demand, a 5 percent price increase implemented in April 2003, and favorable foreign currency translation, primarily related to the strengthening of the Euro, which accounted for $1.0 million of the increase.

      The Sealing Products reporting segment contributed $4.6 million to the Company’s consolidated operating income during 2003 as compared to $3.9 million during 2002. Increases in operating income were primarily due to increased sales volumes and reduced inventory reserve expenses related to slow moving and obsolete items, partially offset by increased insurance and employment-related costs.

      The Power and Data Transmission Products reporting segment contributed $1.1 million to the Company’s consolidated operating income during 2003 as compared to $4.8 million during 2002. One business unit within this segment underwent significant changes in its customers and product offerings during 2003, resulting in reduced operating income of $3.3 million as compared to 2002. Sales by this business unit to manufacturers of security scanning equipment decreased by $5.1 million in 2003 compared to 2002 as a result of the completion in early 2003 of sales related to homeland security programs, which was only partially offset during the year by increased demand from military and defense markets. Corrective actions implemented at this business unit, as it adapted to lower 2003 volume levels, and a changing mix of commercial and defense products, include headcount reductions of approximately 15 percent, focus on increased efficiencies and overhead reductions, and the planned launch of a new enterprise resource planning system.

      The Company’s other businesses contributed $3.3 million to the Company’s consolidated operating income during 2003 as compared to $4.2 million during 2002. Reductions in operating income are primarily due to lower sales volumes and higher raw material costs for metal alloys.

      Changes in exchange rates applicable to non-functional currency assets and liabilities resulted in exchange gains of $1.5 million during 2003 and $0.9 million in 2002.

      During May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Net proceeds received from the Notes were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the Company’s $300.0 million revolving credit facility, which was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million will be utilized for general corporate purposes.

      Net interest expense during 2003 was $3.8 million as compared to net interest income reported during 2002 of $0.8 million. When comparing 2003 with 2002, interest expense on the Notes of $4.8 million and amortization of Note issuance costs of $0.8 million was partially offset by $1.0 million of reduced interest expense on the Company’s outstanding bank debt that was retired in connection with the issuance of the Notes, and by $0.4 million of interest income on the additional cash balances which resulted from the issuance of the Notes. Amortization of Note issuance costs is recorded as a component of net interest expense. The Company would expect approximately $9.3 million of interest and amortization of Note issuance costs to be charged to interest expense related to the Notes during 2004.

      The effective income tax rate was 35.0 percent in 2003 and 35.1 percent in 2002. The Company expects the effective tax rate for 2004 to be approximately 36 percent.

      Income before cumulative effect of accounting change equaled $33.8 million during 2003, compared to $25.4 million in 2002, with return on sales of 11.5 percent and 9.1 percent in 2003 and 2002, respectively.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, as of January 1, 2002, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, but performs an annual impairment analysis.

      During the second quarter of 2002, the Company compared the fair value of the Company’s reporting units, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicated potential goodwill impairment. For purposes of reporting segment information, both reporting units are included in “Other.” The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

      During the third quarter of 2002, the Company engaged a valuation specialist who assisted it in determining that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

      The Company’s net income for 2003 was $33.8 million or $1.18 per common share on a diluted basis, compared with net income for 2002 of $12.2 million or $0.41.

Analysis of 2002 Operations Compared to 2001 Operations

Selected Data For The Year 2002 Compared With The Year 2001

	For the Years Ended
	December 31,

	2002	2001

	(In thousands, except
	per share amounts)

Net sales	$279,410	$285,603

Gross profit	$95,349	$99,845

Gross profit margin	34.1%	35.0%

Selling, general and administrative expenses	$49,493	$54,348

Litigation-related charge	$7,500	—

Operating income from continuing operations	$38,356	$45,497

Operating margin	13.7%	15.9%

Net interest (expense) income	$810	$(292)

Income from continuing operations	$25,426	$28,480

Loss from discontinued operations, net of tax	—	$(32,480)

Cumulative effect of accounting change, net of tax	$(13,222)	—

Net income (loss)	$12,204	$(4,000)

Earnings (loss) per share-diluted	$0.41	$(0.13)

      Net sales of $279.4 million in 2002 decreased $6.2 million or 2.2 percent compared to 2001’s net sales of $285.6 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $132.1 million during 2002, down $5.9 million or 4.2 percent compared to 2001 sales of $138.0 million. Decreased sales of specialty bearings, to the industrial and heavy equipment markets, and of specialty ball products were partially offset by increased sales of custom-engineered bearings to the security scanning equipment market. The Company’s Velocity Control Products reporting segment achieved sales of $34.9 million during 2002, up $4.8 million, or 15.9 percent from 2001 sales of $30.1 million due to the full year impact of the ACE Controls acquisition completed March 1, 2001. The Company’s Sealing Products reporting segment achieved sales of $33.7 million during 2002, down $3.9 million, or 10.3 percent from 2001 sales of $37.6 million, primarily as a result of reduced demand for industrial shaft seals and sealing ring products. The Company’s Power and Data Transmission Products reporting segment achieved sales of $37.1 million during 2002, up $8.2 million, or 28.2 percent from 2001 sales of $29.0 million, primarily as a result of increased sales to manufacturers of security scanning equipment of $6.5 million. The Company’s other businesses achieved sales of $41.6 million during 2002, down $9.4 million, or 18.5 percent from 2001 sales of $51.0 million, due primarily to reduced demand for metal forming equipment, metal alloy products, and various filtration system products.

      The Company’s gross margin percentage equaled 34.1 percent in 2002, as compared to 35.0 percent achieved in 2001. The decrease in gross margin percentage was primarily due to reduced volume and unfavorable sales mix within the Friction and Motion Control Products and Sealing Products reporting segments. Many of Kaydon’s products are high value-added and have strong contribution margins, which causes the Company’s profit performance to be sensitive to sales volume and mix. In addition, the Company increased its inventory reserves related to slow moving and obsolete items by approximately $1.0 million more during 2002 as compared to 2001.

      Selling, general and administrative expenses from continuing operations totaled $49.5 million or 17.7 percent of sales in 2002, compared to $54.3 million or 19.0 percent of sales for 2001. Goodwill and indefinite-lived intangible asset amortization included in selling, general and administrative expenses during 2001, but not during 2002 due to an accounting change, was $3.6 million. Increased employee benefit costs, including insurance and pension costs of approximately $0.7 million were offset by reduced bad debt expenses of approximately $1.0 million during 2002. In addition, during the fourth quarter of 2002, the Company initiated a restructuring plan to enhance operating performance and balance manufacturing utilization in the Specialty Bearings Group, part of the Friction and Motion Control Products reporting segment. This restructuring plan resulted in a $0.5 million charge in the fourth quarter of 2002 and a related $0.5 million liability in the Company’s December 31, 2002 Consolidated Balance Sheet.

      During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from spending levels and new information provided by the Company’s outside attorneys regarding forecasted spending levels to complete the trial phase. This legal action is further discussed in the Notes to Consolidated Financial Statements (Note 11) and other discussions throughout this Annual Report.

      Operating income from continuing operations equaled $38.4 million during 2002, compared to $45.5 million in 2001, with operating margins of 13.7 percent and 15.9 percent in 2002 and 2001, respectively.

      On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $25.7 million during 2002 as compared to $29.9 million during 2001. Operating income was negatively impacted during 2002 due to reduced volume and unfavorable sales mix specific to certain custom-engineered bearings and specialty ball products, increased inventory reserves related to slow moving and obsolete items, and employee benefit and other intangible asset amortization costs as compared to 2001.

      The Velocity Control Products reporting segment contributed $4.4 million to the Company’s consolidated operating income during 2002 as compared to $4.7 million during 2001. Reductions in operating income due to unfavorable sales mix and the first full year of acquisition related costs of ACE Controls, purchased March 1, 2001, more than offset favorable increases in operating income due to increased sales volumes and reduced goodwill amortization expense included in 2001 results, but not in 2002, due to an accounting change.

      The Sealing Products reporting segment contributed $3.9 million to the Company’s consolidated operating income during 2002 as compared to $7.5 million during 2001. Reductions in operating income were primarily due to reduced sales volumes, unfavorable sales mix, increased inventory reserve expenses related to slow moving and obsolete items, and higher employee benefit costs during 2002 as compared to 2001.

      The Power and Data Transmission Products reporting segment contributed $4.8 million to the Company’s consolidated operating income during 2002 as compared to $4.2 million during 2001. Increases in operating income were primarily due to increased sales volumes and reduced goodwill amortization expense included in 2001 results, but not in 2002 due to an accounting change, partially offset by higher employee benefit costs during 2002 as compared to 2001.

      The Company’s other businesses contributed $4.2 million to the Company’s consolidated operating income during 2002 as compared to $4.8 million during 2001. Reductions in operating income were primarily due to lower sales volumes, partially offset by reduced goodwill amortization expense included in 2001 results, but not in 2002 due to an accounting change.

      Changes in exchange rates applicable to non-functional currency assets and liabilities resulted in exchange gains of $0.9 million during 2002 and exchange losses of $0.2 million in 2001.

      Net interest income in 2002 was $0.8 million, while net interest expense in 2001 was $0.3 million. The increased net interest income was primarily due to lower debt levels during 2002. In February 2002, the Company reduced its outstanding bank revolving credit facility debt by $40.0 million.

      The effective income tax rate on continuing operations was 35.1 percent in 2002 as compared to a 37 percent tax rate during 2001. This reduction was primarily due to the adoption of SFAS No. 142 as the Company is no longer amortizing goodwill, and due to an increase in U.S. foreign income tax credits related to the 2001 acquisition of ACE Controls.

      Income from continuing operations equaled $25.4 million during 2002, compared to $28.5 million in 2001, with return on sales of 9.1 percent and 10.0 percent in 2002 and 2001, respectively.

      On January 1, 2002, the Company adopted SFAS No. 142. As a result, as of January 1, 2002, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, but performs an annual impairment analysis. Goodwill amortization expense from continuing operations equaled $3.6 million in 2001.

      During the second quarter of 2002, the Company compared the fair value of the Company’s reporting units, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicated potential goodwill impairment. For purposes of reporting segment information, both reporting units are included in “Other.” The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

      During the third quarter of 2002, the Company engaged a valuation specialist who assisted it in determining that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

      During the third quarter of 2001, the Company recorded a non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products reporting segment. The majority of the charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million.

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

      In 2001, net sales for the Fluid Power Products reporting segment totaled $49.4 million and operating loss totaled $(9.8) million. As a result of the adoption of SFAS No. 144, the operating results of the Fluid Power Products reporting segment are presented separately from continuing operations in the consolidated financial statements.

      The total (loss) in 2001 from the discontinued Fluid Power Products reporting segment, including write-down of assets and gain on disposal discussed above, was $(47.7) million. Net (loss), after tax credits, from discontinued operations in 2001 of $(32.5) million resulted in diluted (loss) per common share from discontinued operations of $(1.08).

      The Company’s net income for 2002, including the cumulative effect of an accounting change was $12.2 million or $0.41 per common share on a diluted basis. The Company’s total net (loss) for 2001, including results of discontinued operations, was $(4.0) million or $(0.13) per common share on a diluted basis.

Liquidity, Working Capital, and Cash Flows

      One of the Company’s financial strategies is to maintain a high level of liquidity and cash flow, which continued in 2003. Historically, Kaydon Corporation has generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by the Company’s continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of the Company’s strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends. Net cash from operating activities equaled $60.6 million in 2003, $62.2 million in 2002, and $51.2 million in 2001. Included in 2002 net cash from operating activities is the receipt of a $10.1 million tax refund related to the sale of the Fluid Power Products reporting segment completed on December 31, 2001. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $11.9 million in 2003, including $2.6 million related to the aforementioned restructuring plan, $8.8 million in 2002 and $9.6 million in 2001. During 2004 the Company expects to invest approximately $13.5 million in net capital expenditures. Common stock dividends paid in 2003, 2002 and 2001 equaled $14.0 million, $14.6 million and $14.6 million.

      Cash paid to litigate the Transactions Lawsuit equaled $2.9 million, $6.6 million, and $3.9 million in 2003, 2002 and 2001. The Transactions Lawsuit is further discussed in the Notes to Consolidated Financial Statements (Note 11) and other discussions throughout this Annual Report. Because of positive returns earned in prior years on the Company’s pension plan investments, required annual contributions to the Company’s pension plans have been negligible. However, recent plan asset returns and declining interest rates have caused these minimum contributions to increase. The Company contributed $1.2 million during 2003 to its pensions plans, and estimates that payments during 2004 will be approximately $6.4 million. The Company’s payments to various taxing authorities were $4.0 million during 2003, after a $5.6 million overpayment from 2002 that was credited to 2003 estimated tax payments. Tax payments are estimated to be approximately $10.0 million during 2004.

      During May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at 4.0 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Company common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in the Company’s stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share. The conversion price represents a 34.0 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require the Company to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.

      In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed for cash instead of converted into Company common stock. Redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.

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

      Note issuance costs of approximately $6.5 million are being amortized as a component of net interest expense over a five-year period. Note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2003 equaled $5.7 million.

      In connection with the May issuance of the Notes, the Company received ratings during the third quarter of 2003 from both Standard and Poor’s and Moody’s. Standard and Poor’s assigned an issuer rating of BB+, and rated the Company’s Notes BB-. Moody’s assigned an issuer rating of Ba2, and rated the Company’s Notes Ba3.

      On July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and interest coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to earnings before interest expense, taxes, depreciation and amortization to exceed 3.00 to 1.00. Under the interest coverage ratio restriction, the Company may not allow the ratio of earnings before interest expense and taxes to interest expense to be less than 3.00 to 1.00. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2003. After consideration of the facility’s covenants and $2.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $197.5 million at December 31, 2003.

      Fees paid in connection with the revolving credit facility of approximately $0.8 million are being amortized as a component of net interest expense over a three-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2003, equaled $0.7 million.

      The Company repurchased 2,429,432 shares of its common stock in 2003 for $52.2 million (including 2.0 million shares concurrent with the offering of the Notes) compared to 690 shares for less than $0.1 million in 2002 and 67,940 shares for $1.7 million in 2001. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 3,898,564 shares have been repurchased as of December 31, 2003. The Company will continue to make selective stock repurchases during 2004, the amount of which will depend on the market for the Company’s common stock and the Company’s financial position and liquidity.

      The Company’s corporate development efforts are aimed to complement internal growth through the acquisition of additional companies consistent with Kaydon’s well-disciplined criteria. On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as “ACE”) headquartered in Farmington Hills, Michigan, with additional facilities in Germany, the United Kingdom and Japan. ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The Company believes its current cash balances and future cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

      At December 31, 2003, the Company’s current ratio was 8.5 to 1 and working capital totaled $317.9 million, including $255.8 million of cash and cash equivalents. At December 31, 2002, the current ratio was 6.0 to 1 and working capital totaled $203.6 million, including cash and cash equivalents of $146.3 million.

      The Company’s significant contractual obligations as of December 31, 2003 are set forth below.

		Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations

		(In thousands)

4% Contingent Convertible Senior Subordinated Notes due 2023 (redeemable beginning in 2008)	$200,000	$—	$—	$200,000	$—

Operating leases	5,778	1,547	2,436	1,381	414

Capital leases	218	90	128	—	—

Total	$205,996	$1,637	$2,564	$201,381	$414

See Notes to Consolidated Financial Statements (Note 5) for additional information on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Interest payments on the Notes are expected to be $8.0 million per year. The Company expects to contribute approximately $6.4 million to its pension plans and $0.8 million to its postretirement benefit plans in 2004.

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

Litigation

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted a motion for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Briefing on the appeal is complete, and the appeal is expected to be heard by the Court of Appeals during the first quarter of 2004. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $2.9 million in 2003, $6.6 million in 2002 and $3.9 million in 2001. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2003, a $2.4 million accrual remains as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter.

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

      To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 11) in this Annual Report for additional information regarding loss contingencies and legal costs.

      Impairment of Goodwill and Indefinite-Lived Intangible Assets — The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

      The Company identifies impairment of goodwill by comparing the fair value of each of the Company’s reporting units with the reporting unit’s carrying amount. The fair value of each of the Company’s reporting units is derived from an estimate of future discounted cash flows including an estimate for terminal value. The Company utilizes a 10 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

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

      To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 12) in this Annual Report for additional information regarding goodwill and intangible assets.

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

      To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 1 and Note 12) in this Annual Report for additional information regarding long-lived assets.

      Retirement Benefits — The Company’s employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by the Company’s actuaries in calculating such amounts.

      The Company believes the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving yearly contribution and expense amounts as well as the amounts recorded for retirement benefits in the Company’s financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, inflation rates, salary growth rates, long-term return on plan assets, retirement rates, mortality rates and other factors.

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

      Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect the Company’s long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. Retirement and mortality rates are based primarily on actual plan experience and mortality tables.

      The following table summarizes certain of the Company’s assumptions:

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations:

Discount rate	6.25%	6.75%	6.25%	6.75%

Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	6.75%	7.50%	6.75%	7.50%

Expected long-term return on plan assets	8.50%	9.00%	N/A	N/A

Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

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

      To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 8) in this Annual Report for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

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

      In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed for cash instead of converted into Company common stock. Should this happen, depending on other factors, tax payments may increase.

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

      To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Financial Statements (Note 2 and Note 5) and other discussions in this Annual Report.

      Income Taxes — The Company records deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which the Company conducts business, geographic composition of worldwide earnings, the availability of tax credits and other factors.

      The Company believes the accounting estimates related to income taxes to be a critical accounting estimate because the range of assumptions used to determine deferred tax assets and liabilities and to record current reserves and tax rates, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.

      To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 10) in this Annual Report for additional information regarding income taxes.

      Inventories – Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions regarding future demand. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known or anticipated engineering change orders, new products, and other factors.

      The Company believes the accounting estimates related to inventories to be a critical accounting estimate because the range of assumptions used to determine the valuation of inventories, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.

Forward-Looking Statements

      This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “intends,” “will,” “may” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

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

      Many of the Company’s customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial and military aerospace, semiconductor manufacturing, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for the Company’s products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for the Company’s products, thereby reducing sales of the Company’s products and resulting in reductions to the Company’s revenues and net earnings.

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

      Sales of the Company’s products from the Company’s foreign subsidiaries and from the Company’s domestic subsidiaries selling to foreign locations accounted for approximately 32.8 percent of net sales for the fiscal year ended December 31, 2003. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of the Company’s products or increase the Company’s costs.

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

      The Company, along with certain other companies, was a defendant in a lawsuit filed in 1996 asserting claims for fraudulent conveyance and successor liability relating to the Company’s acquisition of certain assets in 1983 and the Company’s 1984 spin-off from Bairnco Corporation (the “Transactions Lawsuit”). The plaintiffs in the Transactions Lawsuit alleged and sought damages of $700 million, plus interest and punitive damages against the defendants collectively. As previously disclosed, the plaintiff’s claims were dismissed with prejudice by the trial court on March 14, 2003. On April 14, 2003, the plaintiffs filed a notice of appeal. Briefing on the appeal is complete, and the appeal is expected to be heard by the Court of Appeals during the first quarter of 2004. If an unfavorable outcome were to occur, the impact could be material to the Company.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 10.0 basis point decrease in interest rates (10.0 percent of the Company’s weighted average investment interest rate for the 2003 year) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10.0 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Kaydon Corporation:

      We have audited the accompanying consolidated balance sheets of Kaydon Corporation (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated statements of income, shareholders’ equity and cash flows of Kaydon Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 1, 2002, expressed an unqualified opinion on those statements before the revisions and restatement adjustments described below and in Notes 12 and 14.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the financial statements and schedule for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 12, the Company adopted Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets as of January 1, 2002 and, accordingly, the 2001 consolidated financial statements have been revised to include the transitional disclosures required by that Statement. Our audit procedures with respect to the disclosures in Note 12 with respect to 2001 included (a) agreeing the previously reported income from continuing operations and net income (loss) (in total and the related earnings-per-share amounts) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including related tax effects), recognized in that period related to goodwill as a result of initially applying SFAS 142, to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of adjusted income from continuing operations and net income (loss) to previously reported income from continuing operations and net income (loss) and the related earnings-per-share amounts. Additionally, our procedures with respect to the disclosures in Note 12 regarding 2001 included (a) agreeing the cost basis and accumulated amortization of customer lists, patents, trademarks and other to the Company’s underlying records obtained from management, (b) agreeing 2001 amortization expense for other intangible assets to the Company’s underlying records obtained from management, and (c) agreeing the changes in the carrying amount of goodwill to the Company’s underlying records obtained from management.

      As described in Note 14, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of net sales, operating income, depreciation and amortization, and additions to net property, plant and equipment to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

      In our opinion, the disclosures for 2001 in Note 12 are appropriate and the adjustments for 2001 in Note 14 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Detroit, Michigan

February 5, 2004

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

ARTHUR ANDERSEN LLP

Detroit, Michigan

February 1, 2002

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002

ASSETS

Current Assets:

Cash and cash equivalents	$255,756,000	$146,301,000

Accounts receivable, less allowance of $1,186,000 in 2003 and $1,764,000 in 2002	45,423,000	38,334,000

Inventories, net	44,840,000	47,019,000

Other current assets	14,231,000	12,396,000

Total current assets	360,250,000	244,050,000

Property, plant and equipment, at cost:

Land and improvements	3,277,000	3,549,000

Buildings and leasehold improvements	45,882,000	45,941,000

Machinery and equipment	179,012,000	169,022,000

	228,171,000	218,512,000

Less: accumulated depreciation and amortization	(143,464,000)	(134,132,000)

	84,707,000	84,380,000

Goodwill, net	112,183,000	108,770,000

Other intangible assets, net	8,903,000	9,744,000

Other assets	24,331,000	30,203,000

	$590,374,000	$477,147,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$13,488,000	$10,724,000

Accrued expenses:

Employee benefits	3,602,000	3,658,000

Salaries and wages	6,544,000	5,549,000

Dividends payable	3,378,000	3,658,000

Accrued legal costs	2,387,000	5,328,000

Taxes payable	6,944,000	4,194,000

Other accrued expenses	5,979,000	7,322,000

Total current liabilities	42,322,000	40,433,000

Long-term debt	200,128,000	72,367,000

Long-term postretirement and postemployment benefit obligations	63,890,000	61,139,000

Other long-term liabilities	3,515,000	4,459,000

Total long-term liabilities	267,533,000	137,965,000

Shareholders’ Equity:

Preferred stock — ($.10 par value, 2,000,000 shares authorized; none issued)	—	—

Common stock — ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2003 and 2002)	3,693,000	3,693,000

Paid-in capital	46,948,000	46,014,000

Retained earnings	425,645,000	405,633,000

Less: Treasury stock, at cost; (8,778,662 and 6,622,704 shares in 2003 and 2002)	(186,048,000)	(139,446,000)

Less: Restricted stock awards; (295,918 and 270,556 shares in 2003 and 2002)	(5,312,000)	(5,380,000)

Accumulated other comprehensive loss	(4,407,000)	(11,765,000)

	280,519,000	298,749,000

	$590,374,000	$477,147,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net Sales	$294,092,000	$279,410,000	$285,603,000

Cost of sales	188,508,000	184,061,000	185,758,000

Gross Profit	105,584,000	95,349,000	99,845,000

Selling, general and administrative expenses	49,862,000	49,493,000	54,348,000

Litigation-related charge	—	7,500,000	—

Operating Income From Continuing Operations	55,722,000	38,356,000	45,497,000

Interest expense	(6,289,000)	(1,885,000)	(4,968,000)

Interest income	2,493,000	2,695,000	4,676,000

Income From Continuing Operations Before Income Taxes	51,926,000	39,166,000	45,205,000

Provision for income taxes	18,174,000	13,740,000	16,725,000

Income From Continuing Operations	33,752,000	25,426,000	28,480,000

Loss From Operations of Discontinued Segment (including write down of assets of $38,111,000 and gain on disposal of $168,000 in 2001)	—	—	(47,746,000)

Credit for income taxes	—	—	(15,266,000)

Loss From Discontinued Operations	—	—	(32,480,000)

Income (Loss) Before Cumulative Effect of Accounting Change	33,752,000	25,426,000	(4,000,000)

Cumulative Effect of Accounting Change (goodwill impairment), net of income tax credit of $3,544,000	—	(13,222,000)	—

Net Income (Loss)	$33,752,000	$12,204,000	$(4,000,000)

Earnings Per Share — Continuing Operations

Basic	$1.18	$0.85	$0.95

Diluted	$1.18	$ 0.85	$ 0.95

Loss Per Share — Discontinued Operations

Basic	—	—	$(1.08)

Diluted	—	—	$(1.08)

Loss Per Share — Cumulative Effect of Accounting Change

Basic	—	$(0.44)	—

Diluted	—	$(0.44)	—

Earnings (Loss) Per Share

Basic	$1.18	$ 0.41	$(0.13)

Diluted	$1.18	$ 0.41	$(0.13)

Dividends Declared Per Share	$0.48	$ 0.48	$ 0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2003, 2002 and 2001

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss	Total

Balance, December 31, 2000		$3,680,000	$42,971,000	$426,657,000	$(134,618,000)	$(10,357,000)	$(5,898,000)	$322,435,000

Net (loss), 2001	$(4,000,000)	—	—	(4,000,000)	—	—	—	(4,000,000)

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($158,000) tax	(268,000)	—	—	—	—	—	(268,000)	(268,000)

Cumulative translation adjustments	(1,395,000)	—	—	—	—	—	(1,395,000)	(1,395,000)

Comprehensive (loss)	$(5,663,000)

Cash dividends declared		—	—	(14,599,000)	—	—	—	(14,599,000)

Board of Directors deferred compensation		—	78,000	—	—	—	—	78,000

Issuance of 109,588 shares of common stock under stock option plans		11,000	2,371,000	—	—	—	—	2,382,000

Purchase of 67,940 shares of treasury stock		—	—	—	(1,655,000)	—	—	(1,655,000)

Restricted stock award grants		—	—	—	2,015,000	(2,015,000)	—	—

Restricted stock award cancellations		—	—	—	(1,524,000)	1,524,000	—	—

Amortization of restricted stock awards		—	—	—	—	826,000	—	826,000

Restricted stock award market value adjustments		—	(403,000)	—	—	403,000	—	—

Balance, December 31, 2001		$3,691,000	$45,017,000	$408,058,000	$(135,782,000)	$(9,619,000)	$(7,561,000)*	$303,804,000

Net income, 2002	$12,204,000	—	—	12,204,000	—	—	—	12,204,000

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($4,700,000) tax	(7,828,000)	—	—	—	—	—	(7,828,000)	(7,828,000)

Cumulative translation adjustments	3,624,000	—	—	—	—	—	3,624,000	3,624,000

Comprehensive income	$8,000,000

Cash dividends declared		—	—	(14,629,000)	—	—	—	(14,629,000)

Board of Directors deferred compensation		—	103,000	—	—	—	—	103,000

Issuance of 20,750 shares of common stock under stock option plans		2,000	516,000	—	—	—	—	518,000

Purchase of 690 shares of treasury stock		—	—	—	(20,000)	—	—	(20,000)

Restricted stock award grants		—	—	—	1,149,000	(1,149,000)	—	—

Restricted stock award cancellations		—	—	—	(4,793,000)	4,793,000	—	—

Amortization of restricted stock awards		—	—	—	—	973,000	—	973,000

Restricted stock award market value adjustments		—	378,000	—	—	(378,000)	—	—

Balance, December 31, 2002		$3,693,000	$46,014,000	$405,633,000	$(139,446,000)	$(5,380,000)	$(11,765,000)*	$298,749,000

Net income, 2003	$33,752,000	—	—	33,752,000	—	—	—	33,752,000

Other comprehensive income (loss), net of tax:

Minimum pension liability, net of ($150,000) tax	251,000	—	—	—	—	—	251,000	251,000

Cumulative translation adjustments	7,107,000	—	—	—	—	—	7,107,000	7,107,000

Comprehensive income	$41,110,000

Cash dividends declared		—	—	(13,740,000)	—	—	—	(13,740,000)

Board of Directors deferred compensation		—	106,000	—	—	—	—	106,000

Issuance of 205,700 shares of common stock under stock option plans		—	784,000	—	4,420,000	—	—	5,204,000

Purchase of 2,429,432 shares of treasury stock		—	—	—	(52,193,000)	—	—	(52,193,000)

Restricted stock award grants		—	44,000	—	1,460,000	(1,504,000)	—	—

Restricted stock award cancellations		—	—	—	(289,000)	289,000	—	—

Amortization of restricted stock awards		—	—	—	—	1,283,000	—	1,283,000

Balance, December 31, 2003		$3,693,000	$46,948,000	$425,645,000	$(186,048,000)	$(5,312,000)	$(4,407,000)*	$280,519,000

*	Comprised of cumulative translation adjustments of $3,443,000, $(3,664,000), and $(7,288,000) and minimum pension liability of $(7,850,000), $(8,101,000), and $(273,000) as of December 31, 2003, 2002 and 2001.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash Flows from Operating Activities:

Net income (loss)	$33,752,000	$12,204,000	$(4,000,000)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Cumulative effect of accounting change, net of tax	—	13,222,000	—

Loss from discontinued operations, net of tax	—	—	32,480,000

Depreciation and amortization	13,866,000	13,725,000	15,430,000

Deferred financing fees	873,000	—	—

Deferred taxes	7,528,000	(787,000)	9,000

Tax benefit related to stock options exercised	100,000	43,000	143,000

Postretirement and postemployment benefit obligations	4,206,000	2,265,000	800,000

Changes in assets and liabilities, net of effects of acquisitions of businesses:

Accounts receivable	(6,084,000)	1,087,000	13,191,000

Inventories	3,338,000	8,987,000	3,544,000

Other assets	(2,391,000)	10,945,000	(2,025,000)

Accounts payable	2,485,000	109,000	(844,000)

Accrued expenses	2,955,000	444,000	(7,492,000)

Net cash from operating activities	60,628,000	62,244,000	51,236,000

Cash Flows from Investing Activities:

Acquisitions of businesses, net of cash acquired	—	(4,401,000)	(70,584,000)

Additions to property, plant and equipment, net	(11,918,000)	(8,821,000)	(9,562,000)

Net cash used in investing activities	(11,918,000)	(13,222,000)	(80,146,000)

Cash Flows from Financing Activities:

Cash dividends paid	(14,017,000)	(14,616,000)	(14,596,000)

Proceeds from contingent convertible notes	200,000,000	—	—

Contingent convertible notes and credit facility issuance costs	(7,326,000)	—	—

Proceeds from debt	—	—	70,750,000

Payments on debt	(72,282,000)	(40,160,000)	(6,053,000)

Proceeds from exercise of stock options	5,104,000	475,000	2,239,000

Purchase of treasury stock	(52,193,000)	(20,000)	(1,655,000)

Net cash from (used in) financing activities	59,286,000	(54,321,000)	50,685,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,459,000	(267,000)	(480,000)

Proceeds from Sale of Discontinued Operations	—	463,000	15,620,000

Cash from (used in) Discontinued Operations	—	(1,166,000)	690,000

Net Increase (Decrease) in Cash and Cash Equivalents	109,455,000	(6,269,000)	37,605,000

Cash and Cash Equivalents — Beginning of Year	146,301,000	152,570,000	114,965,000

Cash and Cash Equivalents — End of Year	$255,756,000	$146,301,000	$152,570,000

Cash expended for income taxes (net of a refund of $10,101,000 in 2002)	$3,976,000	$3,856,000	$16,640,000

Cash expended for interest	$4,603,000	$1,965,000	$4,766,000

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

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, long-lived asset valuations including goodwill and indefinite lived intangible assets (Note 12), income taxes (Note 10), accruals related to litigation and environmental reserves (Note 11), and pension and other postretirement benefit plan assumptions (Note 8). While the Company does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or results of future operations, actual results may differ from estimates provided.

Cash and Cash Equivalents:

      The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2003, the Company had $20.6 million invested in investment grade prime commercial paper of several United States issuers, $195.3 million invested in various money market or time-deposit accounts and $30.0 million in U.S. Government treasury bills.

Inventories:

      Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2003	2002

Raw material	$16,500,000	$16,089,000

Work in progress	13,434,000	10,976,000

Finished goods	14,906,000	19,954,000

	$44,840,000	$47,019,000

Property, Plant and Equipment, and Other Long-Lived Assets:

      Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $11.7 million, $11.2 million and $10.2 million in 2003, 2002, and 2001. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10 - 40 years

Machinery and equipment	3 - 15 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2003.

Other Assets:

      Other assets primarily include deferred tax assets which are discussed further in Note 10.

Derivative Financial Instruments:

      The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive loss in the consolidated financial statements, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2003, the Company’s outstanding forward exchange contracts were immaterial.

Foreign Currency Translation:

      Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive loss in the consolidated financial statements. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses in the consolidated financial statements. Net exchange gains recorded in 2003 and 2002 equaled $1.5 million and $0.9 million, while net exchange losses recorded in 2001 equaled $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2003	2002	2001

Reported net income (loss)	$33,752,000	$12,204,000	$(4,000,000)

Add: Total stock-based compensation expense included in reported net income (loss), net of tax	834,000	631,000	520,000

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,027,000)	(1,177,000)	(984,000)

Pro-forma net income (loss)	$33,559,000	$11,658,000	$(4,464,000)

Earnings (loss) per share — Basic:

As reported	$1.18	$0.41	$(0.13)

Pro-forma	$1.17	$0.39	$(0.15)

Earnings (loss) per share — Diluted:

As reported	$1.18	$0.41	$(0.13)

Pro-forma	$1.17	$0.39	$(0.15)

      The Company’s stock-based compensation plans are discussed further in Note 6.

Fair Value of Financial Instruments:

      The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2003, the fair value of long-term debt is approximately 10 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.

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

Comprehensive Income (Loss):

      Comprehensive income (loss) primarily consists of net income, minimum pension liability adjustments and cumulative foreign currency translation adjustments, and is presented in the Consolidated Statement of Shareholders’ Equity.

Impact of Recently Issued Accounting Pronouncement:

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act adds a prescription drug benefit for Medicare-eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirees starting in 2006. The Company anticipates that postretirement benefit payments and costs after 2006 will be lower as a result of the Act. Postretirement benefit obligations and costs currently reported in the consolidated financial statements and footnotes do not reflect the impact of the provisions of the Act. As allowable under Financial Accounting Standards Board Staff Position 106-1, the Company has elected to defer the recognition of the Act’s provisions due to pending questions and a lack of authoritative accounting guidance about certain matters. When issued, final accounting guidance could require the Company to make changes to previously reported amounts.

Legal Costs:

      Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

Reclassifications:

      Prior year financial statements have been reclassified to conform with the presentation used in 2003 related to the aggregation of operating segments for purposes of reporting business segment information. Business segment information is discussed further in Notes 12 and 14.

Note 2     Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2003	2002	2001

Numerators:

Numerator for both basic and diluted earnings per share from continuing operations, income from continuing operations	$33,752,000	$25,426,000	$28,480,000

Denominators:

Denominator for basic earnings per share from continuing operations, weighted average common shares outstanding	28,579,000	29,989,000	29,949,000

Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	22,000	15,000	33,000

Denominator for diluted earnings per share from continuing operations	28,601,000	30,004,000	29,982,000

Earnings Per Share From Continuing Operations:

Basic	$1.18	$0.85	$0.95

Diluted	$1.18	$0.85	$0.95

      During 2003, 2002 and 2001 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share from continuing operations for part of the year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted to purchase 63,000 shares of common stock at prices ranging from $28.35 to $33.31 were excluded from the computation of diluted earnings per share from continuing operations for all periods presented because the options’ exercise price was greater than the average market price of the common shares.

      In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Company common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Volatility in the Company’s stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of diluted earnings per share. The Notes are discussed further in Note 5.

Note 3     Acquisitions

      On March 1, 2001, the Company purchased for $70.6 million, all of the outstanding stock of ACE Controls, Inc. and its affiliated company ACE Controls International, Inc. (collectively known as “ACE”). ACE manufactures a wide range of linear deceleration products serving various industrial markets. The Company utilized its revolving credit facility to finance the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly the results of operations were included in the consolidated financial statements since the acquisition date. Goodwill and other intangible assets acquired aggregated $53.6 million at the acquisition date and are expected to be fully deductible for income tax purposes. During 2001, goodwill and other intangible assets were being amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company stopped amortizing goodwill and indefinite-lived intangible assets beginning in 2002. During 2003 and 2002, other intangible assets with a gross value of $8.7 million at the acquisition date continued to be amortized on a straight-line basis over periods ranging from 10 to 20 years.

      The following table reconciles net sales, income from continuing operations, basic earnings per share and diluted earnings per share from continuing operations for 2001 on a pro-forma, unaudited basis, had the ACE acquisition occurred as of January 1, 2001:

2001

Net Sales:

As reported	$285,603,000

Pro-forma	$291,803,000

Income From Continuing Operations:

As reported	$28,480,000

Pro-forma	$28,559,000

Earnings Per Share — Basic:

As reported	$0.95

Pro-forma	$0.95

Earnings Per Share — Diluted:

As reported	$0.95

Pro-forma	$0.95

Note 4     Discontinued Operations and Disposal of an Operating Segment

      During the third quarter of 2001, the Company recorded a non-cash charge of $38.1 million pre-tax to write-down the value of the assets of its Fluid Power Products reporting segment. The majority of the charge, $34.6 million, resulted from the write-down of certain non-current intangible and fixed assets to estimated fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $3.5 million comprised reductions in the carrying amount of certain current assets including inventory in the amount of $2.0 million and accounts receivable in the amount of $1.5 million.

      On December 31, 2001, the Company sold the net assets of the Fluid Power Products reporting segment for approximately $16 million cash. Final costs to sell and final adjustments related to the sale resulted in a net gain on the sale of $0.2 million pre-tax, which was recorded in the fourth quarter of 2001.

      Also, in the fourth quarter of 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced SFAS No. 121, as it relates to the impairment or disposal of long-lived assets. Upon adoption of the new pronouncement, which does not include goodwill in the scope of its requirements, the Company retroactively applied this pronouncement as of January 1, 2001. Because goodwill is not covered by SFAS No. 144, the Company retroactively applied the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” to goodwill, and recorded the previously written-down goodwill in accordance with that pronouncement during 2001. Upon meeting the criteria for applying held for sale accounting under SFAS No. 144 during early December 2001, the Company held for sale the net assets of the Fluid Power Products reporting segment, as a discontinued operation. The adoption of SFAS No. 144 did not affect the amounts and timing of the previously recorded asset write-downs and eventual sale of the Fluid Power Products reporting segment in the fourth quarter of 2001.

      In 2001, net sales for the Fluid Power Products reporting segment totaled $49.4 million and operating loss totaled $(9.8) million. As a result of the adoption of SFAS No. 144, the operating results of the Fluid Power Products reporting segment are presented separately from continuing operations in the consolidated financial statements.

Note 5     Long-Term Debt

      During May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds received from the Notes were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the Company’s $300.0 million revolving credit facility. The revolving credit facility was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million will be utilized for general corporate purposes.

      The Notes are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The conversion price represents a 34.0 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by the Company for five years, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require the Company to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.

      Interest expense on the Notes equaled $4.8 million during 2003. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during 2003 was $0.8 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2003 equaled $5.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As previously mentioned, a portion of the net proceeds from the Notes was utilized to repay the outstanding balance on the Company’s $300.0 million revolving credit facility, which was then cancelled. On July 28, 2003, the Company entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and interest coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2003. After consideration of the facility’s covenants and $2.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $197.5 million at December 31, 2003.

      The Company’s outstanding debt was as follows at December 31:

	2003	2002

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$—

Bank revolving credit facility	—	72,150,000

Other	218,000	346,000

Total debt	200,218,000	72,496,000

Less current maturities	90,000	129,000

Long-term debt	$200,128,000	$72,367,000

Note 6     Stock-Based Compensation

      The Company’s 1999 Long-Term Stock Incentive Plan (“Incentive Plan”), provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain reacquisitions of shares by the Company, for stock-based incentives in various forms. The Company also has the 2003 Non-Employee Directors Equity Plan (“Directors Plan”), which replaced the 1993 Non-Employee Directors Stock Option Plan, which provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. In addition, the Company’s Director Deferred Compensation Plan (“Director Deferred Plan”) provides for the issuance of Company common stock to non-employee members of the Company’s Board of Directors who elect to defer all or a portion of their fees for services earned as a member of the Board of Directors into a common stock account.

      Pursuant to the Incentive Plan, the Company granted restricted stock awards for 80,130 shares, 48,660 shares, and 95,180 shares of Company common stock during 2003, 2002 and 2001, to key employees of the Company. At December 31, 2003 restricted stock awards of 295,918 shares remain outstanding. During 2003, 12,356 shares were canceled and 42,412 shares vested. During 2002, 178,220 shares were canceled because specific diluted earnings per share and common stock price performance criteria were not achieved by the Company during 2002 and prior years. Prior to their cancellation at the end of 2002, the deferred compensation associated with these performance-based shares was based on the market price of Company common stock during each reporting period and the degree to which the performance criteria had been met, and did change each reporting period. As of December 31, 2003 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, there were no performance-based restricted stock award shares outstanding. The deferred compensation associated with the 295,918 shares outstanding at December 31, 2003 is fixed and will vest over the awards’ five- to ten-year vesting periods. Compensation expense for the vesting of restricted stock awards was approximately $1.3 million, $1.0 million and $0.8 million in 2003, 2002 and 2001. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $18.76, $23.60 and $21.17 in 2003, 2002 and 2001. The unamortized value of unvested restricted stock awards aggregating $5.3 million at December 31, 2003 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.

      Pursuant to the Director Deferred Plan, the Company has provided for 12,703 shares, 7,832 shares, and 3,221 shares of Company common stock, known as phantom stock units, as of December 31, 2003, 2002, and 2001 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in each of 2003, 2002, and 2001.

      Fixed stock options have been granted to key employees and Directors of the Company. The exercise price of each fixed option equals the market price of Company common stock on the date of the grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant.

      A summary of stock option information is as follows:

	2003		2002		2001

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	425,200	$25.30	466,450	$26.38	631,613	$25.09

Granted	14,000	$22.60	50,000	$24.00	25,000	$24.06

Exercised	(205,700)	$24.81	(20,750)	$22.89	(109,588)	$20.43

Canceled	(56,500)	$24.81	(70,500)	$32.36	(80,575)	$23.27

Outstanding at End of Year	177,000	$25.82	425,200	$25.30	466,450	$26.38

Exercisable at End of Year	85,250	$28.08	313,450	$25.51	291,313	$26.94

Weighted Avg. Fair Value of Options Granted	$7.51		$9.52		$8.57

      The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions utilized in 2003: risk free interest rate of 3.0 percent; expected dividend yield of 2.0 percent; expected life of 5 or 10 years; expected volatility of 28.7 percent. The following weighted average assumptions were utilized in 2002: risk free interest rate of 4.7 percent; expected dividend yield of 1.1 percent; expected life of 5 or 10 years; expected volatility of 35.1 percent. The following weighted average assumptions were utilized in 2001: risk free interest rate of 4.6 percent; expected dividend yield of 1.1 percent; expected life of 5 years; expected volatility of 36.3 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options outstanding at December 31, 2003, are as follows:

				Wtd.	Wtd. Avg.
				Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:
Under $25.00:
Exercisable	36,250	$20.81	$24.40	$22.47	3.67
Non-exercisable	72,750	$20.81	$24.40	$22.62	5.08

	109,000	$20.81	$24.40	$22.57	4.61

Over $25.00:
Exercisable	49,000	$26.01	$33.31	$32.24	0.84
Non-exercisable	19,000	$26.01	$28.35	$27.86	4.23

	68,000	$26.01	$33.31	$31.01	1.79

Total options	177,000	$20.81	$33.31	$25.82	3.53

      At December 31, 2003, 3,534,994 shares remained available for grant under the Incentive Plan, and 286,000 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation.

Note 7     Shareholders Rights Plan

      On May 4, 2000, the Board of Directors of the Company adopted a shareholders rights plan which attached one right to each share of Company common stock held by shareholders of record at the close of business on June 12, 2000. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The rights will become exercisable only if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of Company common stock. Each right will entitle the shareholder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of one hundred dollars ($100.00) per right. The rights will expire at the close of business on May 4, 2010, unless earlier redeemed by the Company.

Note 8     Employee Benefit Plans

      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employees salary and totaled $824,000, $862,000 and $577,000 in 2003, 2002 and 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses a September 30 measurement date for its plans.

Obligations and Funded Status

	Pension Benefits		Postretirement Benefits

	2003	2002	2003	2002

Change in Benefit Obligation:

Benefit obligation, beginning of year	$(74,514,000)	$(64,571,000)	$(22,161,000)	$(31,295,000)

Service cost	(2,227,000)	(1,886,000)	(714,000)	(633,000)

Interest cost	(5,032,000)	(4,843,000)	(1,496,000)	(1,673,000)

Plan amendments	—	—	125,000	8,986,000

Actuarial gain (loss)	(3,064,000)	(6,517,000)	(912,000)	1,148,000

Benefits paid	3,472,000	3,303,000	489,000	1,306,000

Benefit obligation, September 30	(81,365,000)	(74,514,000)	(24,669,000)	(22,161,000)

Change in Plan Assets:

Fair value of plan assets, beginning of year	42,100,000	54,639,000	—	—

Actual return on plan assets	5,285,000	(9,783,000)	—	—

Company contributions	1,372,000	547,000	489,000	1,306,000

Plan participants’ contributions	—	—	430,000	194,000

Benefits paid	(3,472,000)	(3,303,000)	(919,000)	(1,500,000)

Fair value of plan assets, September 30	45,285,000	42,100,000	—	—

Funded Status	(36,080,000)	(32,414,000)	(24,669,000)	(22,161,000)

Unrecognized net transition obligation	—	21,000	—	—

Unrecognized prior service cost	610,000	1,655,000	(8,476,000)	(9,438,000)

Unrecognized net loss (gain)	19,257,000	18,787,000	(1,285,000)	(2,497,000)

Accrued benefit cost, September 30	(16,213,000)	(11,951,000)	(34,430,000)	(34,096,000)

Contributions for fourth quarter	271,000	96,000	215,000	—

Accrued benefit cost, December 31	$(15,942,000)	$(11,855,000)	$(34,215,000)	$(34,096,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:

Accrued benefit liability	$(29,210,000)	$(26,618,000)	$(34,215,000)	$(34,096,000)

Intangible asset	708,000	1,801,000	—	—

Deferred tax asset	4,710,000	4,861,000	—	—

Accumulated other comprehensive income	7,850,000	8,101,000	—	—

Net amount recognized	$(15,942,000)	$(11,855,000)	$(34,215,000)	$(34,096,000)

      The accumulated benefit obligation for all defined benefit pension plans was $74,756,000 and $68,451,000 at September 30, 2003, and 2002, respectively.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $81,365,000, $74,756,000, and $45,285,000, respectively, as of September 30, 2003 and $74,514,000, $68,451,000, and $42,100,000, respectively, as of September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	2003	2002	2001

Components of Net Periodic Benefit Cost:

Service cost	$2,227,000	$1,886,000	$1,904,000

Interest cost	5,032,000	4,843,000	4,743,000

Expected return on plan assets	(3,789,000)	(4,917,000)	(6,164,000)

Amortization of:

Unrecognized net transition obligation	21,000	35,000	(6,000)

Unrecognized prior service cost	1,076,000	1,084,000	1,103,000

Unrecognized net loss (gain)	1,067,000	3,000	(624,000)

Net periodic benefit cost	$5,634,000	$2,934,000	$956,000

      Included in the above tables that provide a summary of the Company’s Pension Benefits is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present value of accumulated benefit obligations and projected benefit obligations related to this non-qualified pension plan totaled $7,598,000 and $7,615,000 at September 30, 2003, and $6,915,000 and $7,043,000 at September 30, 2002, respectively. Net periodic benefit cost for this plan was $1,226,000, $1,130,000 and $1,172,000 in 2003, 2002 and 2001, respectively. Excluding this non-qualified plan, the Company’s underfunded status on its qualified pension plans was $28,465,000 and $25,371,000 at September 30, 2003, and 2002.

	Postretirement Benefits

	2003	2002	2001

Components of Net Periodic Benefit Cost:

Service cost	$714,000	$633,000	$644,000

Interest cost	1,496,000	1,673,000	1,970,000

Amortization of:

Unrecognized prior service cost	(1,087,000)	(1,087,000)	(196,000)

Unrecognized net gain	(299,000)	(185,000)	(307,000)

Net periodic benefit cost	$824,000	$1,034,000	$2,111,000

Additional Information

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Weighted-average assumptions used to determine benefit obligations at September 30:

Discount rate	6.25%	6.75%	6.25%	6.75%

Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

Discount rate	6.75%	7.50%	6.75%	7.50%

Expected long-term return on plan assets	8.50%	9.00%	N/A	N/A

Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company determines the overall expected long-term rate of return for plan assets by evaluating the historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price/earnings ratios and volatility of returns. For various fixed income asset categories expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks, and long-term default rates. For other asset classes, including real estate, expected long-term returns are determined through consideration of certain factors which may include historical returns, dividend yields, inflation, benchmark returns and net asset values.

      For measurement purposes, a 8.67 percent annual rate of increase for participants under 65 years of age and a 10 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2003. The health care cost trend rates assumed for 2004 are 8.0 percent for participants under 65 years of age and 9.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to six percent by 2007 and remain at that level thereafter. The assumed dental cost trend rate for 2003 and all future years is six percent. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percent increase in the assumed health care cost trend rates would have increased the net periodic benefit cost by $0.4 million during 2003 and would have increased the accumulated postretirement benefit obligation at December 31, 2003 by $3.8 million. A one percent decrease in the assumed health care cost trend rates would have decreased the net periodic benefit cost by $0.3 million during 2003 and would have decreased the accumulated postretirement benefit obligation at December 31, 2003 by $3.3 million.

	Pension Benefits

	2003	2002

Increase (decrease) in additional minimum liability included in other comprehensive income (loss)	$(251,000)	$7,828,000

	Plan Assets at
	September 30

	2003	2002

Asset Category:
Equity securities	64%	90%
Cash	36%	10%

Total	100%	100%

      The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Risk tolerance is established through consideration of plan liabilities, plan funded status and the Company’s financial condition.

      At September 30, 2002, the target allocation for each category of plan assets was 85 percent large capitalization equity investments and 15 percent cash and cash equivalents. During 2003 the Company undertook a review of its investment policy with regard to plan assets including the target allocation of plan assets among investment categories. As part of this review, the Company established a transitional target allocation of plan assets, which at September 30, 2003, was 60 percent large capitalization equity securities and 40 percent cash and cash equivalents.

      During the fourth quarter of 2003 the Company adopted a revised investment policy for plan assets and implemented a target allocation for each major category of plan assets which utilizes a diversified blend of equity, fixed income and real estate investments to maximize the expected return on plan assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at acceptable levels of risk. The target (and actual) allocations for each major category of plan assets at December 31, 2003 were domestic equity, including large, middle and small capitalization, 65 percent (65 percent), international equity 10 percent (9 percent), fixed income 20 percent (19 percent), real estate 5 percent (5 percent) and cash 0 percent (2 percent). Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. The Company may not invest in private equity or hedge funds and investments within categories are to be diversified among individual issues. All actual allocations are within the target ranges in the investment policy.

      Equity securities included 160,000 shares of the Company’s common stock at September 30, 2003 and 2002 valued at $3,798,000 and $3,206,000, respectively. These shares had a value of $4,134,000 and $3,394,000 as of December 31, 2003 and 2002.

Cash Flows

      The Company expects to contribute approximately $6.4 million to its pension plans and $0.8 million to its postretirement benefit plans in 2004.

Note 9     Lease Commitments

      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

Year ending December 31,

2004	$1,547,000

2005	1,308,000

2006	1,128,000

2007	880,000

2008	501,000

Thereafter	414,000

      Aggregate rental expense charged to operations was $1,663,000, $1,436,000 and $2,075,000 in 2003, 2002, and 2001.

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

      The components of income (loss) before income taxes and the cumulative effect of accounting change are as follows:

	2003	2002	2001

Domestic	$40,841,000	$33,638,000	$(7,165,000)

Foreign	11,085,000	5,528,000	4,624,000

	$51,926,000	$39,166,000	$(2,541,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes on income (loss) before the cumulative effect of accounting change consisted of the following:

	2003	2002	2001

Current:

U.S. Federal	$6,470,000	$10,929,000	$(1,211,000)

State	732,000	1,422,000	683,000

Foreign	3,444,000	2,176,000	1,978,000

	10,646,000	14,527,000	1,450,000

Deferred:

U.S. Federal	6,198,000	(861,000)	(273,000)

State	589,000	(51,000)	264,000

Foreign	741,000	125,000	18,000

	7,528,000	(787,000)	9,000

	$18,174,000	$13,740,000	$1,459,000

      The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate before the cumulative effect of accounting change:

	2003	2002	2001

U.S. federal statutory rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	1.7	2.3	2.4

U.S. federal tax benefit of extraterritorial income exclusion	(1.0)	(1.5)	(2.4)

Nondeductible amortization of goodwill	—	—	2.0

Effect of disposition of reporting segment	—	—	(95.3)

Other, net	(.7)	(.7)	.9

Effective tax rate	35.0%	35.1%	(57.4)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2003 and 2002 were as follows:

	2003	2002

Deferred tax assets:

Postretirement and postemployment benefit obligations	$22,270,000	$19,033,000

Financial accruals and reserves not currently deductible	6,642,000	12,209,000

Inventory basis differences	7,854,000	7,015,000

Foreign operating loss carryforwards	1,591,000	2,758,000

Intangibles	—	1,160,000

Federal tax credit carryforwards	789,000	—

Other	—	566,000

Valuation allowance	(161,000)	—

	38,985,000	42,741,000

Deferred tax liabilities:

Plant and equipment basis differences	(11,105,000)	(6,430,000)

Intangibles	(644,000)	—

Additional interest deduction on contingent convertible notes	(2,047,000)	—

Other	(668,000)	—

	(14,464,000)	(6,430,000)

Net deferred tax asset	$24,521,000	$36,311,000

      The Company had available foreign net operating loss carryforwards of $1,591,000 and $2,758,000 at December 31, 2003 and 2002 that have an indefinite life and are subject to a valuation allowance of $161,000 at December 31, 2003. In addition, at December 31, 2003 the Company had federal tax credit carryforwards of $789,000, of which $349,000 expire in 2006, $32,000 expire in 2007 and $408,000 expire in 2008. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.

      The net deferred tax asset recorded as an other current asset in the Consolidated Balance Sheets was $8,905,000 and $9,717,000 at December 31, 2003 and 2002. The net deferred tax asset recorded as a long-term other asset in the Consolidated Balance Sheets was $15,616,000 and $26,594,000 at December 31, 2003 and 2002. Undistributed earnings of foreign subsidiaries were $24,746,000 at December 31, 2003. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings have been permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be significantly offset by available foreign tax credits.

      The deductibility for tax purposes of the additional interest deduction on the contingent convertible notes may have to be recaptured, in part or in whole, if the notes are redeemed for cash instead of converted into the Company’s common stock. If the notes are redeemed into Company common stock, the deferred tax liability provided for would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11     Contingencies

      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted a motion for summary judgment, dismissing the case in its entirety against all defendants. In the ruling, the Court held, among other things, that plaintiffs had failed to support their fraudulent conveyance claims against the Company with any concrete evidence, so that no reasonable jury could find against the Company. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. Briefing on the appeal is complete, and the appeal is expected to be heard by the Court of Appeals during the first quarter of 2004. Management has always believed that the Company had meritorious defenses to the claims pending against it in this litigation and believes the Court’s dismissal of the action will be upheld on appeal. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter equaled $2.9 million in 2003, $6.6 million in 2002 and $3.9 million in 2001. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. As of December 31, 2003, a $2.4 million accrual remains as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter.

      As previously reported, in July 2001, the Company, the Company’s insurance provider and the plaintiff agreed to a settlement of a product liability lawsuit, with the settlement payment to the plaintiff being shared between the Company and the Company’s insurance provider. The Company believed that the majority of its portion of the settlement payment, which equaled $2.8 million, was covered under the Company’s commercial general liability policy, and, therefore, filed a legal claim in August 2001 in an attempt to recover $2.6 million from the Company’s insurance provider. Subsequently, the Company’s insurance provider filed a counterclaim in an attempt to recover its portion of the settlement payment, $2.6 million, from the Company. Because of the uncertainties involved, and based on a demand from the Company’s insurance provider to settle this case out of court, the Company recorded a $1.3 million charge to cost of sales and a corresponding credit to other accrued expenses during December 2001. Throughout 2002 and most of 2003 there was very little activity in this case.

      On December 1, 2003, the court granted the Company’s motion for summary judgment, and after the Company’s insurance provider filed a notice of appeal from the court’s decision, the Company and the Company’s insurance provider agreed to settle the case for $2.5 million, which the Company’s insurance provider paid to the Company in January 2004. The Company has recorded the $2.5 million settlement amount, as well as the reversal of the $1.3 million accrual recorded in 2001, a total of $3.8 million, as a credit to cost of sales in the Consolidated Income Statement for the year ended December 31, 2003.

      As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company’s insurance provider has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy. Further, the Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action.

      The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of December 31, 2003, an undiscounted accrual in the amount of $3.3 million representing the Company’s best estimate for ultimate resolution of these environmental matters is included in other long-term liabilities in the consolidated financial statements.

      Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

Note 12     Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, as of January 1, 2002, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, but performs an annual impairment analysis. Goodwill amortization expense from continuing operations equaled $3.6 million in 2001.

      During the second quarter of 2002, the Company compared the fair value of the Company’s reporting units, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicated potential goodwill impairment. For purposes of reporting segment information, both reporting units are included in “Other.” The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.

      During the third quarter of 2002, the Company engaged a valuation specialist who assisted it in determining that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, the Company incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

      During the first quarter of 2003, the Company completed the annual goodwill impairment test for certain of the Company’s reporting units. Fair values of the reporting units tested were carried forward from detailed calculations completed during 2002, as allowed by SFAS No. 142. The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment. Also during the first quarter of 2003, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.

      During the third quarter of 2003, the Company completed the annual goodwill impairment test for the Company’s remaining reporting units. Fair values of the reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Friction and			Power and
	Motion	Velocity		Data
	Control	Control	Sealing	Transmission
	Products	Products	Products	Products	Other	Total

Balance as of January 1, 2002	$27,358,000	$41,516,000	$186,000	$12,493,000	$40,155,000	$121,708,000

Goodwill acquired	—	—	—	1,862,000	—	1,862,000

Impairment losses	—	—	—	—	(16,766,000)	(16,766,000)

Effect of foreign currency exchange rate changes	1,556,000	301,000	—	109,000	—	1,966,000

Balance as of December 31, 2002	$28,914,000	$41,817,000	$186,000	$14,464,000	$23,389,000	$108,770,000

Effect of foreign currency exchange rate changes	1,783,000	—	—	1,630,000	—	3,413,000

Balance as of December 31, 2003	$30,697,000	$41,817,000	$186,000	$16,094,000	$23,389,000	$112,183,000

      Goodwill is stated net of accumulated amortization of $13.3 million at December 31, 2003 and 2002.

      For comparability purposes, the following two tables are presented as if goodwill and indefinite-lived intangible assets were no longer amortized as of January 1, 2001:

	2003	2002	2001

Income from continuing operations:

Reported income from continuing operations	$33,752,000	$25,426,000	$28,480,000

Goodwill amortization from continuing operations, net of tax	—	—	2,240,000

Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	65,000

Adjusted income from continuing operations	$33,752,000	$25,426,000	$30,785,000

Basic earnings per share:

Reported income from continuing operations	$1.18	$0.85	$0.95

Goodwill amortization from continuing operations, net of tax	—	—	0.08

Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—

Adjusted income from continuing operations	$1.18	$0.85	$1.03

Diluted earnings per share:

Reported income from continuing operations	$1.18	$0.85	$0.95

Goodwill amortization from continuing operations, net of tax	—	—	0.08

Indefinite-lived intangible asset amortization from continuing operations, net of tax	—	—	—

Adjusted income from continuing operations	$1.18	$0.85	$1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Net income (loss):

Reported net income (loss)	$33,752,000	$12,204,000	$(4,000,000)

Goodwill amortization, net of tax	—	—	2,863,000

Indefinite-lived intangible asset amortization, net of tax	—	—	65,000

Adjusted net income (loss)	$33,752,000	$12,204,000	$(1,072,000)

Basic earnings (loss) per share:

Reported net income (loss)	$1.18	$0.41	$(0.13)

Goodwill amortization, net of tax	—	—	0.10

Indefinite-lived intangible asset amortization, net of tax	—	—	—

Adjusted net income (loss)	$1.18	$0.41	$(0.03)

Diluted earnings (loss) per share:

Reported net income (loss)	$1.18	$0.41	$(0.13)

Goodwill amortization, net of tax	—	—	0.10

Indefinite-lived intangible asset amortization, net of tax	—	—	—

Adjusted net income (loss)	$1.18	$0.41	$(0.03)

      Other intangible assets are summarized as follows:

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets
Customer lists	$7,740,000	$2,193,000	$8,140,000	$1,818,000

Patents	1,124,000	164,000	1,553,000	527,000

Other	—	—	950,000	950,000

	$8,864,000	$2,357,000	$10,643,000	$3,295,000

      During 2003 certain fully-amortized intangible assets were removed from the Company’s consolidated financial statements. The remaining intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	2003	2002
	Carrying	Carrying
	Amount	Amount
Unamortized Intangible Assets

Trademarks	$2,396,000	$2,396,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2002	$1,522,000

For the year ended December 31, 2003	$840,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2004	$840,000

For the year ending December 31, 2005	$840,000

For the year ending December 31, 2006	$840,000

For the year ending December 31, 2007	$840,000

For the year ending December 31, 2008	$840,000

Note 13     Assets Held for Sale

      During the third quarter of 2003, the Company classified certain land and building assets that were in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets, part of a warehousing facility in the Company’s Friction and Motion Control Products reporting segment, were valued at their carrying amount of $0.8 million. The opportunity to sell these assets arose due to the facility transferring its inventory to third party warehousing locations in various geographic areas to provide better logistical support to customers. During the fourth quarter of 2003, the Company sold the assets held for sale for approximately $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses in the Consolidated Statements of Income.

Note 14     Business Segment Information

      The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.” Prior to the fourth quarter of 2003 the Company aggregated its operating segments into three continuing and one discontinued reportable segments referred to as Specialty Metal Formed Products, Ring, Seal and Filtration Products, Other Metal Products and Fluid Power Products. During the fourth quarter of 2003, the Company changed the aggregation of operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

      The Company has four continuing reportable segments, one discontinued reportable segment, and other operating segments engaged in the manufacture and sale of the following:

      Friction and Motion Control Products — complex components used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.

      Velocity Control Products — complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs and rotary dampers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sealing Products — complex and standard ring and seal products used in demanding industrial, aerospace and defense applications. Products include engine rings, sealing rings and shaft seals.

      Power and Data Transmission Products — complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards.

      Fluid Power Products — standard and custom-made hydraulic cylinders used in heavy industrial equipment applications. The Fluid Power Products business was sold on December 31, 2001. Its results have been presented separately in the consolidated financial statements in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Other — filter elements and filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

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

	2003	2002	2001

Net sales
Friction and Motion Control Products

External customers	$138,304,000	$131,794,000	$137,457,000

Intersegment	344,000	343,000	544,000

	138,648,000	132,137,000	138,001,000

Velocity Control Products	43,078,000	34,883,000	30,096,000

Sealing Products	37,510,000	33,705,000	37,579,000
Power and Data Transmission Products

External customers	35,970,000	37,475,000	29,513,000

Intersegment	(344,000)	(343,000)	(544,000)

	35,626,000	37,132,000	28,969,000

Fluid Power Products	—	—	49,405,000

Other	39,230,000	41,553,000	50,958,000

Total segment net sales	294,092,000	279,410,000	335,008,000

Net sales of discontinued operations	—	—	(49,405,000)

Total consolidated net sales	$294,092,000	$279,410,000	$285,603,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Operating income (loss)

Friction and Motion Control Products	$30,787,000	$25,651,000	$29,938,000

Velocity Control Products	8,179,000	4,445,000	4,680,000

Sealing Products	4,576,000	3,938,000	7,540,000

Power and Data Transmission Products	1,065,000	4,760,000	4,170,000

Fluid Power Products	—	—	(9,803,000)

Other	3,310,000	4,211,000	4,824,000

Total segment operating income	47,917,000	43,005,000	41,349,000

State income tax provision included in segment operating income	1,111,000	1,558,000	682,000

Items not allocated to segment operating income	6,694,000	(6,207,000)	(6,337,000)

Interest expense	(6,289,000)	(1,885,000)	(4,968,000)

Interest income	2,493,000	2,695,000	4,676,000

Operating loss of discontinued operations	—	—	9,803,000

Income from continuing operations before income taxes	$51,926,000	$39,166,000	$45,205,000

      Net sales and operating income of the Velocity Control Products reporting segment were impacted by favorable foreign currency translation during 2003, primarily related to the strengthening of the Euro, in the amount of $4.1 million and $1.0 million, respectively. The impact of foreign currency translation in 2002 and 2001 was not material.

	2003	2002	2001

Depreciation and amortization

Friction and Motion Control Products	$6,985,000	$7,527,000	$7,360,000

Velocity Control Products	1,622,000	1,670,000	2,365,000

Sealing Products	1,116,000	1,115,000	1,119,000

Power and Data Transmission Products	1,517,000	1,260,000	1,335,000

Fluid Power Products	—	—	4,383,000

Other	1,134,000	1,064,000	2,344,000

Corporate	1,492,000	1,089,000	907,000

	13,866,000	13,725,000	19,813,000

Depreciation and amortization of discontinued operations	—	—	(4,383,000)

Total consolidated depreciation and amortization of continuing operations	$13,866,000	$13,725,000	$15,430,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Additions to net property, plant and equipment

Friction and Motion Control Products	$7,979,000	$4,673,000	$5,296,000

Velocity Control Products	582,000	435,000	439,000

Sealing Products	1,074,000	667,000	683,000

Power and Data Transmission Products	1,313,000	1,811,000	1,291,000

Fluid Power Products	—	—	1,479,000

Other	721,000	1,016,000	954,000

Corporate	249,000	219,000	899,000

	11,918,000	8,821,000	11,041,000

Additions to net property, plant and equipment of discontinued operations	—	—	(1,479,000)

Total consolidated additions to net property, plant and equipment of continuing operations	$11,918,000	$8,821,000	$9,562,000

	2003	2002	2001

Total assets

Friction and Motion Control Products	$146,183,000	$137,339,000	$141,541,000

Velocity Control Products	71,268,000	68,650,000	68,388,000

Sealing Products	17,094,000	17,420,000	20,059,000

Power and Data Transmission Products	39,207,000	39,463,000	31,840,000

Other	43,762,000	43,572,000	65,109,000

Corporate	272,860,000	170,703,000	180,962,000

Total consolidated assets	$590,374,000	$477,147,000	$507,899,000

Geographic Information:

      The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2003	2002	2001

Net Sales

United States	$197,687,000	$195,914,000	$205,365,000

Germany	30,352,000	23,639,000	20,352,000

Other Countries	66,053,000	59,857,000	59,886,000

Total	$294,092,000	$279,410,000	$285,603,000

Long-lived Tangible Assets

United States	$77,378,000	$80,027,000	$80,779,000

Other Countries	8,802,000	7,746,000	7,869,000

Total	$86,180,000	$87,773,000	$88,648,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15     Unaudited Quarterly Financial Information

	First Quarter			Second Quarter			Third Quarter		Fourth Quarter

	2003	2002		2003	2002		2003	2002	2003		2002

	(In thousands, except per share data)
Income Statement

Net Sales	$70,815	$66,145		$76,143	$73,243		$67,995	$68,529	$79,139		$71,493

Gross Profit	24,012	22,235		26,928	24,624		24,554	24,052	30,090	(4)	24,438

Income Before Cumulative Effect of Accounting Change	7,094	5,952		8,316	2,423	(3)	7,152	8,331	11,190	(5)	8,720

Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	—	(13,222	)(1)	—	—		—	—	—		—

Net Income (Loss)	$7,094	$(7,270	)(2)	$8,316	$2,423	(3)	$7,152	$8,331	$11,190	(5)	$8,720
Balance Sheet

Total Assets	$482,908	$458,749		$577,350	$464,854		$583,729	$469,975	$590,374		$477,147

Cash and Cash Equivalents	148,165	126,743		228,084	123,295		244,695	135,547	255,756		146,301

Total Debt	72,464	72,231		200,282	72,217		200,250	72,197	200,218		72,496
Cash Flow Data

Net Cash From Operating Activities	$12,510	$19,788		$10,439	$6,791		$19,568	$18,727	$18,111		$16,938

Capital Expenditures, net	2,631	1,691		2,786	2,788		1,789	2,109	4,712		2,233

Depreciation and Amortization	3,711	3,376		3,862	4,181		3,142	3,088	3,151		3,080
Per Share Data

Earnings per Share Before Cumulative Effect of Accounting Change — Diluted	$0.24	$0.20		$0.29	$0.08	(3)	$0.26	$0.28	$0.40(5)		$0.29

Loss per Share From Cumulative Effect of Accounting Change — Diluted	—	(0.44	)(1)	—	—		—	—	—		—

Earnings (Loss) per Share — Diluted	0.24	(0.24	)(2)	0.29	0.08	(3)	0.26	0.28	0.40	(5)	0.29

Dividends Declared per Share	0.12	0.12		0.12	0.12		0.12	0.12	0.12		0.12

(1)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.

(2)	Includes the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.

(3)	Includes the after tax effect, $4.8 million or $0.16 per share, of a pre-tax $7.5 million litigation-related charge.

(4)	Includes a $3.8 million favorable impact related to a legal settlement.

(5)	Includes the after tax effect, $3.1 million or $0.11 per share, of the pre-tax $3.8 million favorable legal settlement and a pre-tax $0.9 million gain on sale of assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 13, 2002, the Company filed a Current Report on Form 8-K reporting that the Company’s Board of Directors dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as the Company’s independent auditors for the Company’s fiscal year ended December 31, 2002.

Item 9A.	Controls and Procedures

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

      Information regarding executive officers required by this Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by Item 11 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP
Report of Arthur Andersen LLP

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

3. Exhibits

      The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
3.1	Second Restated Certificate of Incorporation of the Company
3.2	By-Laws of the Company, as amended through December 9, 2003
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4	Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)

Exhibit Number		Description of Document

4.5		Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
4.6		Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.2		Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.3*	Kaydon Corporation 1993 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.5*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.6*	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10.7		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.9*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.11*	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.12*	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.13*	Kaydon Corporation Incentive Compensation Plan dated April 2002 (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit Number	Description of Document

10.14	Credit Agreement dated as of July 28, 2003 among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time party thereto as lenders, and Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 29, 2003 and incorporated herein by reference)
10.15	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003 and incorporated herein by reference)
10.16	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities, Inc., Bank One Capital Markets Inc. and Sun Trust Capital Markets, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
16	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 13, 2002 and incorporated herein by reference)
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Notification of Inability to Obtain Consent
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on October 24, 2003 disclosing under Item 12 the issuance of a press release reporting third quarter 2003 results and announcing a conference call.

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

Date: March 10, 2004

By:	/s/ KENNETH W. CRAWFORD

Kenneth W. Crawford
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

/s/ DAVID A. BRANDON David A. Brandon Director	March 10, 2004

/s/ GERALD J. BREEN Gerald J. Breen Director	March 10, 2004

/s/ BRIAN P. CAMPBELL Brian P. Campbell Chairman	March 10, 2004

/s/ THOMAS C. SULLIVAN Thomas C. Sullivan Director	March 10, 2004

/s/ ROBERT M. TEETER Robert M. Teeter Director	March 10, 2004

/s/ B. JOSEPH WHITE B. Joseph White Director	March 10, 2004

Schedule II. Valuation and Qualifying Accounts for the years ended

December 31, 2003, 2002 and 2001

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:

2003	$1,764,000	$(287,000)	$(291,000)	$1,186,000

2002	$2,195,000	$(366,000)	$(65,000)	$1,764,000

2001	$1,654,000	$771,000	$(230,000)	$2,195,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:

2003	$18,685,000	$2,308,000	$(3,597,000)	$17,396,000

2002	$13,897,000	$4,562,000	$(226,000)	$18,685,000

2001	$9,986,000	$3,534,000	$377,000	$13,897,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

F-1

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
3.1	Second Restated Certificate of Incorporation of the Company
3.2	By-Laws of the Company, as amended through December 9, 2003
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4	Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5	Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
4.6	Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.2	Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.3	Kaydon Corporation 1993 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.4	Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.5	Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.6	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10.7	Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit
Number	Description of Document

10.8	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.9	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.10	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.11	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.13	Kaydon Corporation Incentive Compensation Plan dated April 2002 (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.14	Credit Agreement dated as of July 28, 2003 among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time party thereto as lenders, and Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 29, 2003 and incorporated herein by reference)
10.15	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed May 9, 2003 and incorporated herein by reference)
10.16	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities, Inc., Bank One Capital Markets Inc. and Sun Trust Capital Markets, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
16	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 13, 2002 and incorporated herein by reference)
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Notification of Inability to Obtain Consent
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002