Form 10-Q
period 2004-04-03
KAYDON CORP
filed 2004-05-11
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended April 3, 2004	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

YES [X]   NO [  ]

Common Stock Outstanding at May 5, 2004 – 28,197,680 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2004

INDEX

Page No.
Part I - Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets - April 3, 2004 (Unaudited) and December 31, 2003	1
Consolidated Condensed Statements of Operations (Unaudited)- Quarter Ended April 3, 2004 and March 29, 2003	2
Consolidated Condensed Statements of Cash Flows (Unaudited)- Quarter Ended April 3, 2004 and March 29, 2003	3
Notes to Consolidated Condensed Financial Statements	4 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28 - 29
Part II - Other Information:
Item 1. – Legal Proceedings	29
Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29
Item 6. - Exhibits and Reports on Form 8-K	29 - 30
Signatures	30
Amended Appendix E
Amended Appendix D
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	April 3, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and cash equivalents	$267,952,000	$255,756,000
Accounts receivable, net	46,168,000	45,423,000
Inventories, net	46,205,000	44,840,000
Other current assets	11,235,000	14,231,000

Total current assets	371,560,000	360,250,000

Property, plant and equipment, net	84,014,000	84,707,000
Goodwill, net	112,505,000	112,183,000
Other intangible assets, net	8,693,000	8,903,000
Other assets	23,051,000	24,331,000

Total assets	$599,823,000	$590,374,000

Liabilities and Shareholders’ Equity:
Accounts payable	$12,913,000	$13,488,000
Taxes payable	8,374,000	6,944,000
Salaries and wages	6,396,000	6,544,000
Accrued legal costs	1,908,000	2,387,000
Other accrued expenses	15,497,000	12,959,000

Total current liabilities	45,088,000	42,322,000

Long-term debt	200,113,000	200,128,000
Long-term liabilities	68,404,000	67,405,000

Total long-term liabilities	268,517,000	267,533,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,274,000	46,948,000
Retained earnings	431,159,000	425,645,000
Less – treasury stock, at cost	(184,723,000)	(186,048,000)
Less – restricted stock awards	(7,382,000)	(5,312,000)
Accumulated other comprehensive loss	(3,803,000)	(4,407,000)

	286,218,000	280,519,000

Total liabilities and shareholders’ equity	$599,823,000	$590,374,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	April 3, 2004	March 29, 2003
Net sales	$83,323,000	$70,815,000
Cost of sales	51,549,000	46,803,000

Gross profit	31,774,000	24,012,000
Selling, general and administrative expenses	16,211,000	13,288,000

Operating income	15,563,000	10,724,000
Net interest income (expense)	(1,653,000)	190,000

Income before income taxes	13,910,000	10,914,000
Provision for income taxes	5,008,000	3,820,000

Net income	$8,902,000	$7,094,000

Weighted average common shares:
Basic	27,901,000	29,928,000
Diluted	27,945,000	29,938,000
Earnings per share
Basic	$0.32	$0.24
Diluted	$0.32	$0.24
Dividends per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Cash flows from operating activities	$18,567,000	$12,510,000
Cash flows used in investing activities:
Capital expenditures, net	(2,265,000)	(2,631,000)

Cash used in investing activities	(2,265,000)	(2,631,000)

Cash flows used in financing activities:
Dividends paid	(3,380,000)	(3,659,000)
Purchase of treasury stock	(768,000)	(3,764,000)
Retirement of long-term debt	(38,000)	(34,000)

Cash used in financing activities	(4,186,000)	(7,457,000)
Effect of exchange rate changes on cash and cash equivalents	80,000	(558,000)

Net increase in cash and cash equivalents	12,196,000	1,864,000
Cash and cash equivalents – Beginning of period	255,756,000	146,301,000

Cash and cash equivalents – End of period	$267,952,000	$148,165,0000

Cash expended for income taxes	$2,389,000	$574,000

Cash expended for interest	$—	$342,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(2)	Inventories are summarized as follows:

	April 3, 2004	December 31, 2003
Raw Material	$17,223,000	$16,500,000
Work in Process	13,396,000	13,434,000
Finished Goods	15,586,000	14,906,000

	$46,205,000	$44,840,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $0.6 million and $(0.4) million, resulting in comprehensive income of $9.5 million and $6.7 million for the quarters ended April 3, 2004 and March 29, 2003.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Numerators:
Numerators for both basic and diluted earnings per share, net income	$8,902,000	$7,094,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,901,000	29,928,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	44,000	10,000

Denominators for diluted earnings per share	27,945,000	29,938,000

Earnings per share:
Basic	$0.32	$0.24

Diluted	$0.32	$0.24

Options to purchase 63,000 shares of common stock at prices ranging from $28.35 to $33.31 per share were outstanding during the first quarter of 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 420,200 shares of common stock at prices ranging from $20.81 to $33.31 per share were outstanding during the first quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

5)	The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.” During the first three quarters of 2003 the Company aggregated its operating segments into three reportable segments referred to as Specialty Metal Formed Products, Ring, Seal and Filtration Products, and Other Metal Products. During the fourth quarter of 2003, the Company changed the aggregation of operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

The Company has four reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction and Motion Control Products – complex components used in specialized medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.

Velocity Control Products – complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs and rotary dampers.

Sealing Products – complex and standard ring and seal products used in demanding industrial, aerospace and defense applications. Products include engine rings, sealing rings and shaft seals.

Power and Data Transmission Products- complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards.

Other- filter elements and filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

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

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Net sales
Friction and Motion Control Products
External customers	$38,804,000	$34,106,000
Intersegment	70,000	74,000

	38,874,000	34,180,000
Velocity Control Products	13,594,000	10,728,000
Sealing Products
External customers	9,603,000	9,061,000
Intersegment	(10,000)	—

	9,593,000	9,061,000
Power and Data Transmission Products
External customers	8,718,000	7,864,000
Intersegment	(60,000)	(74,000)

	8,658,000	7,790,000
Other	12,604,000	9,056,000

Total consolidated net sales	$83,323,000	$70,815,000

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Operating income (loss)
Friction and Motion Control Products	$8,994,000	$5,697,000
Velocity Control Products	3,958,000	1,989,000
Sealing Products	1,417,000	785,000
Power and Data Transmission Products	(359,000)	371,000
Other	1,570,000	365,000

Total segment operating income	15,580,000	9,207,000
State income tax provision included in segment operating income	274,000	287,000
Items not allocated to segment operating income	(291,000)	1,230,000
Interest expense	(2,419,000)	(329,000)
Interest income	766,000	519,000

Income before income taxes	$13,910,000	$10,914,000

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Depreciation and amortization
Friction and Motion Control Products	$1,894,000	$1,942,000
Velocity Control Products	413,000	408,000
Sealing Products	260,000	290,000
Power and Data Transmission Products	404,000	422,000
Other	275,000	282,000
Corporate	398,000	367,000

Total consolidated depreciation and amortization	$3,644,000	$3,711,000

	Quarter Ended
	April 3, 2004	Mar. 29, 2003
Additions to net property, plant and equipment
Friction and Motion Control Products	$1,479,000	$2,090,000
Velocity Control Products	64,000	45,000
Sealing Products	78,000	125,000
Power and Data Transmission Products	128,000	208,000
Other	287,000	128,000
Corporate	229,000	35,000

Total consolidated additions to net property, plant and equipment	$2,265,000	$2,631,000

	April 3, 2004	Dec. 31, 2003
Total assets
Friction and Motion Control Products	$148,396,000	$146,183,000
Velocity Control Products	74,152,000	71,268,000
Sealing Products	17,400,000	17,094,000
Power and Data Transmission Products	37,754,000	39,207,000
Other	44,270,000	43,762,000
Corporate	277,851,000	272,860,000

Total consolidated assets	$599,823,000	$590,374,000

(6) During May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”).

Interest expense on the Notes equaled $2.0 million for the first quarter of 2004. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the first quarter of 2004 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of April 3, 2004 and December 31, 2003 was $5.4 million and $5.7 million, respectively.

The Company’s revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at April 3, 2004. After consideration of the facility’s covenants and $2.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $197.5 million at April 3, 2004.

The Company’s outstanding debt was as follows:

	April 3, 2004	December 31, 2003
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	180,000	218,000

Total debt	200,180,000	200,218,000
Less current maturities	67,000	90,000

Long-term debt	$200,113,000	$200,128,000

(7)

As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted a motion for summary judgment, dismissing the case in its entirety against all defendants. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. On April 9, 2004 the Court of Appeals issued its Summary Order affirming in all respects the earlier judgment of the District Court which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. The plaintiffs still have the technical right to seek further review of the Court of Appeals’ decision. Management has always believed that the plaintiff’s lawsuit was without merit. Accordingly, no provision has been reflected in the consolidated financial statements for any alleged damages. Expenditures to litigate this matter from its inception through the first quarter 2004 are in excess of $19.0 million. As of April 3, 2004, a $1.9 million accrual remains as a current liability in the consolidated financial statements, reflecting the estimated remaining costs to litigate this matter if pursued by the plaintiffs.

As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company’s insurance carrier has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under the Company’s insurance policy. Further, the Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action.

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of April 3, 2004, an undiscounted accrual in the amount of $3.2 million representing the Company’s best estimate for ultimate resolution of these environmental matters is included in other long-term liabilities in the consolidated financial statements.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

(8) During the first quarter of 2004, the Company completed the annual goodwill impairment test for certain of the Company’s reporting units. Fair values of the reporting units tested were estimated using the expected present value of future cash flows. The fair value of all reporting units tested exceeded their carrying value, which indicated no goodwill impairment. Also during the first quarter of 2004, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.

The changes in the carrying amount of goodwill for the first quarter ended April 3, 2004, are as follows:

	Friction and			Power and Data
	Motion Control	Velocity Control	Sealing	Transmission
	Products	Products	Products	Products	Other	Total
Balance as of December 31, 2003	$30,697,000	$41,817,000	$186,000	$16,094,000	$23,389,000	$112,183,000
Effect of foreign currency exchange rate changes	462,000	—	—	(140,000)	—	322,000

Balance as of April 3, 2004	$31,159,000	$41,817,000	$186,000	$15,954,000	$23,389,000	$112,505,000

Goodwill is stated net of accumulated amortization of $13.3 million at April 3, 2004 and December 31, 2003.

     Other intangible assets are summarized as follows:

	April 3, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer lists	7,740,000	2,387,000	$7,740,000	$2,193,000
Patents	1,124,000	180,000	1,124,000	164,000

	$8,864,000	$2,567,000	$8,864,000	$2,357,000

The intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	April 3, 2004	December 31, 2003
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first quarter ended April 3, 2004	$210,000
For the first quarter ended March 29, 2003	$210,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000
For the year ending December 31, 2008	$840,000

     (9) The components of net periodic benefit costs are as follows:

Pension Benefits

	Quarter Ended
	April 3, 2004	March 29, 2003
Service cost	$589,000	$570,000
Interest cost	1,244,000	1,288,000
Expected return on plan assets	(952,000)	(970,000)
Amortization of:
Unrecognized net transition obligation	—	5,000
Unrecognized net prior service cost	190,000	276,000
Unrecognized net loss	274,000	273,000

Total	$1,345,000	$1,442,000

Postretirement Benefits

	Quarter Ended
	April 3, 2004	March 29, 2003
Service cost	$190,000	$202,000
Interest cost	374,000	424,000
Amortization of:
Unrecognized net prior service cost	(273,000)	(308,000)
Unrecognized net gain	(45,000)	(85,000)

Total	$246,000	$233,000

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

	Quarter Ended
	April 3, 2004	March 29, 2003
Reported net income	$8,902,000	$7,094,000
Add: Total stock-based compensation expense included in reported net income, net of tax	205,000	210,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(236,000)	(253,000)

Pro-forma net income	$8,871,000	$7,051,000

Earnings per share- Basic:
As reported	$0.32	$0.24
Pro-forma	$0.32	$0.24
Earnings per share- Diluted:
As reported	$0.32	$0.24
Pro-forma	$0.32	$0.24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the first quarter 2004, the Company was favorably impacted as the economy continued to rebound from the manufacturing slowdown of the last four years. The general economic rebound and increased military and defense spending meant that during the quarter the Company experienced increased demand from various markets including military and defense, industrial, marine equipment, and other key commercial markets. In addition, the Company experienced increased demand from many distributors during the first quarter, who had reduced inventories during the manufacturing slowdown. As a result of these positive factors, during the first quarter of 2004, the Company achieved its largest level of incoming customer orders since 1998. Partially offsetting these gains, the Company was negatively impacted during the quarter by continued weakness in capital spending levels in the power generation equipment, and construction equipment markets, and lower demand from specialty ball markets. During 2004, the Company expects to continue to benefit from a general economic rebound in the manufacturing sector, continued strength in military and defense spending, as well as other factors including relatively low inflation and interest rates; however, because of the Company’s diverse product offerings, the specific impact these factors may have on the Company’s operating results is difficult to predict.

The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During the first quarter 2004, the Company continued its investments in the Company-wide Six Sigma effort, lean manufacturing, and information system upgrades to strengthen the Company’s operational excellence.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. As previously reported, during May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023. Also, in July 2003, the Company negotiated a new $200.0 million revolving credit agreement. The Company’s current cash balances, $268.0 million at April 3, 2004, and the $200.0 million revolving credit facility provide financial strength to support the Company’s objectives including strategic acquisitions.

As previously reported, on April 9, 2004, the United States Court of Appeals for the Second Circuit issued its Summary Order affirming in all respects the earlier judgment of the District Court which granted the motion of Kaydon and other defendants for summary judgment in the “Transactions Lawsuit,” dismissing the case in its entirety against all defendants. While the plaintiffs still have the technical right to seek further review of the Court of Appeals’ decision, the Company believes the current judgment will withstand further appeal.

In summary, the Company’s future performance will be impacted by general economic conditions, the length and breadth of a sustained industrial manufacturing recovery, military and defense spending, the success of the Company’s cost reduction and capacity utilization efforts, as well as the utilization of current liquidity levels in completing strategic acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s Annual Report for the year ended December 31, 2003, particularly “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition”, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Results of Operations

During the first quarter of 2004, the Company achieved sales of $83.3 million, as compared to $70.8 million in the first quarter of 2003, an increase of $12.5 million or 17.7 percent. The quarter was favorably impacted by increased demand across most of the Company’s product lines, including specialty bearings, linear deceleration products, rings and seals, filtration products, slip-rings, and metal forming equipment.

Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $38.9 million during the first quarter of 2004 as compared with $34.2 million during the first quarter of 2003, an increase of $4.7 million or 13.8 percent. Increased demand for custom-engineered bearings of $5.5 million utilized in various defense, specialty electronics, and other key commercial markets was partially offset by reduced sales of specialty ball products in the amount of $0.6 million.

During the first quarter 2004, the Company’s Velocity Control Products reporting segment sales increased $2.9 million or 26.7 percent, to $13.6 million, when compared with first quarter 2003 sales of $10.7 million. Increased product demand from a variety of industrial markets and a price increase implemented in April 2003 contributed $1.6 million of the increase, while favorable foreign currency translation, primarily related to the continuing strength of the Euro, accounted for $1.3 million of the sales increase.

The Company’s Sealing Products reporting segment achieved sales of $9.6 million during the first quarter 2004, up $0.5 million or 6.0 percent from first quarter 2003 sales of $9.1 million, primarily as a result of increased demand from defense markets.

During the first quarter of 2004, sales of Kaydon’s Power and Data Transmission Products reporting segment increased $0.9 million or 11.1 percent, to $8.7 million, when compared with first quarter 2003 sales of $7.8 million, primarily as a result of increased demand for slip-rings from marine and security equipment markets.

Sales of the Company’s remaining businesses equaled $12.6 million during the first quarter of 2004, an increase from the first quarter 2003 of $3.5 million or 39.2 percent. Increased demand for filtration element products utilized in defense and commercial markets of $1.8 million, and metal forming equipment of $1.4 million accounted for the majority of the increase in this segment.

Gross profit during the first quarter of 2004 of $31.8 million was 38.1 percent of sales, compared with $24.0 million or 33.9 percent of sales in the first quarter of 2003. Compared to the first quarter of 2003, the first quarter 2004 gross margin was positively impacted by increased sales volume from many of our business units, as well as favorable product mix.

Selling, general and administrative expenses during the first quarter of 2004 were $16.2 million, or 19.5 percent of sales, as compared to $13.3 million, or 18.8 percent of sales, during the first quarter of 2003. Comparing the first quarter of 2004 with the first quarter of 2003, outside consulting charges, including those related to Sarbanes-Oxley compliance and Six Sigma implementation, increased approximately $0.5 million. In addition, an adverse medical claim accounted for approximately $0.4 million of the increase. First quarter 2003 selling, general and administrative expenses included $0.5 million of employee severance-related charges in connection with the previously disclosed restructuring plan to enhance manufacturing utilization in the Specialty Bearings Product Group, part of the Friction and Motion Control Products reporting segment.

The Company’s operating income was $15.6 million for the first quarter of 2004 compared to operating income of $10.7 million in the first quarter of 2003, an increase of $4.8 million or 45.1 percent.

Depreciation and amortization during the first quarter 2004 was $3.6 million, and was $3.7 million during the first quarter of 2003.

On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $9.0 million during the first quarter of

2004 as compared to $5.7 million during the comparable period last year. Operating income was positively impacted by increased sales, as the profit metrics for this segment are very volume sensitive, and favorable product mix.

The Velocity Control Products reporting segment contributed $4.0 million to the Company’s operating income during the first quarter of 2004 as compared to $2.0 million during the comparable period last year. Increases in operating income were primarily due to increased product demand, a price increase implemented in April 2003, and favorable foreign currency translation, primarily related to the continuing strength of the Euro.

The Sealing Products reporting segment contributed $1.4 million to the Company’s operating income during the first quarter of 2004 as compared to $0.8 million during the comparable period last year. Operating income was positively impacted by increased sales and favorable product mix.

Despite increased sales, the Power and Data Transmission Products reporting segment reported an operating loss of ($0.4) million during the first quarter of 2004 as compared to operating income of $0.4 million during the comparable period last year. As previously disclosed, one business unit within this segment has been undergoing significant changes in its customers, and product offerings. This business unit reported an operating loss during the first quarter of 2004 of ($0.7) million including inventory related charges of $0.7 million. Corrective actions continue to be implemented at this business focusing on increased efficiencies and overhead reductions, and the planned launch of a new enterprise resource planning system, which has a scheduled implementation date during July 2004.

The Company’s other businesses contributed $1.6 million to the Company’s operating income during the first quarter of 2004 as compared to $0.4 million during the comparable period last year, primarily due to increased sales volume.

Net interest expense of $1.7 million during the first quarter of 2004 compares to net interest income of $0.2 million during the first quarter of 2003. During May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). When comparing the first quarter 2004 with the first quarter 2003, interest expense on the Notes of $2.0 million and amortization of Note issuance costs of $0.3 million was partially offset by $0.3 million of reduced interest expense on the Company’s outstanding bank debt that was retired in connection with the issuance of the Notes, and by $0.2 million of interest income on the additional cash balances which resulted from the issuance of the Notes.

The effective income tax rate in the first quarter of 2004 was 36.0 percent as compared to a 35.0 percent tax rate in the first quarter of 2003. The Company expects the effective tax rate to be approximately 36.0 percent throughout 2004.

First quarter 2004 net income and diluted earnings per share were $8.9 million and $0.32 based on 27.9 million common shares outstanding. First quarter 2003 net income and diluted earnings per share were $7.1 million and $0.24 based on 29.9 million common shares outstanding.

Liquidity and Capital Resources

At April 3, 2004, the Company’s current ratio was 8.2 to 1 and working capital totaled $326.5 million, including $268.0 million of cash and cash equivalents. At December 31, 2003, the current ratio was 8.5 to 1 and working capital totaled $317.9 million, including cash and cash equivalents of $255.8 million. Total debt outstanding at the end of the first quarter 2004, and at year-end 2003, was $200.2 million.

Cash flow from operations during the first quarter of 2004 was $18.6 million. First quarter 2004 cash flow from operations includes the receipt of a legal settlement in the amount of $2.5 million. As previously reported, on December 1, 2003, a Federal Court ruled in favor of Kaydon on a legal matter dating back to 2001 involving Kaydon and one of Kaydon’s insurance carriers. As a result of the Court’s ruling, the insurance carrier agreed to pay Kaydon $2.5 million to settle the legal matter. The $2.5 million was recorded as a receivable in the Company’s December 31, 2003 financial statements, and was received on January 12, 2004. Cash flow from operations during the first quarter of 2003 was $12.5 million. During the first quarter 2004, the Company paid common stock dividends of $3.4 million, invested $2.3 million in net capital expenditures, and repurchased 28,700 shares of Company common stock for $0.8 million.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. As previously reported, during May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023. Also, in July 2003, the Company negotiated a new $200.0 million revolving credit agreement.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.

Outlook

The Company experienced its largest order booking quarter since 1998. Orders booked during the first quarter of 2004 equaled $92.0 million versus $80.6 million during the first quarter of 2003, resulting in a backlog of $105.6 million at the end of the first quarter 2004. The Company’s strong order intake during the quarter is further evidence of positive momentum from the recovery in the manufacturing economy. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $200.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, the Company’s estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company has identified certain accounting policies and estimates, described below, that are the most critical to the portrayal of the Company’s current financial condition and results of operations

Loss Contingencies and Legal Costs- The Company records loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

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

To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 7) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 11) in the 2003 Annual Report on Form 10-K for additional information regarding loss contingencies and legal costs.

Impairment of Goodwill and Indefinite-Lived Intangible Assets- The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

The Company identifies impairment of goodwill by comparing the fair value of each of the Company’s reporting units with the reporting unit’s carrying amount. The fair value of each of the Company’s reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. The Company utilizes a 10 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

A trademark is the Company’s only indefinite-lived intangible asset. The Company identifies impairment of this trademark by comparing its fair value to its carrying amount. The fair value of the trademark is calculated based on an estimate of discounted future cash flows including an estimate for terminal value related to the net amount of royalty expense avoided due to the existence of the trademark.

The Company believes the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because: the estimate of discounted future cash flows and terminal values, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; projected outcomes based on the assumptions made can vary; and the calculation of implied fair value is inherently subject to estimates.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 12) in the 2003 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.

Impairment of Long-Lived Assets- The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

The Company believes the accounting estimates related to long-lived asset impairment to be a critical accounting estimate because: the estimate of undiscounted future cash flows, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the assumptions made can vary.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 1 and Note 12) in the 2003 Annual Report on Form 10-K for additional information regarding long-lived assets.

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

To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 8) in the 2003 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

4% Contingent Convertible Senior Subordinated Notes- In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of$29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Unless and until this contingency or other conversion contingencies are met, the above mentioned shares of the Company’s common stock underlying the Notes will not be included in the Company’s basic or diluted earnings per share calculations. Should this contingency be met, diluted earnings per share would, depending on the relationship between the interest on the Notes and the earnings per share of Kaydon common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.

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

To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Financial Statements (Note 2 and Note 5) in the 2003 Annual Report on Form 10-K and other discussions in this quarterly report on Form 10-Q.

Income Taxes - The Company records deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which the Company conducts business, geographic composition of worldwide earnings, the availability of tax credits and other factors.

The Company believes the accounting estimates related to income taxes to be a critical accounting estimate because the range of assumptions used to determine deferred tax assets and liabilities and to record current reserves and tax rates, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 10) in the 2003 Annual Report on Form 10-K for additional information regarding income taxes.

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

The Company believes the accounting estimates related to inventories to be a critical accounting estimate because the range of assumptions used to determine the valuation of inventories, while based on reasonable and supportable information, may change causing projected outcomes based on the assumptions to vary.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

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

Typically, sales of the Company’s products from the Company’s foreign subsidiaries and from the Company’s domestic subsidiaries selling to foreign locations accounts for approximately 30 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of the Company’s products or increase the Company’s costs.

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

The Company, along with certain other companies, was a defendant in a lawsuit filed in 1996 asserting claims for fraudulent conveyance and successor liability relating to the Company’s acquisition of certain assets in 1983 and the Company’s 1984 spin-off from Bairnco Corporation (the “Transactions Lawsuit”). The plaintiffs in the Transactions Lawsuit alleged and sought damages of $700 million, plus interest and punitive damages against the defendants collectively. As previously disclosed, the plaintiff’s claims were dismissed with prejudice by the trial court on March 14, 2003. On April 14, 2003, the plaintiffs filed a notice of appeal. On March 24, 2004, oral arguments were heard by the Court of Appeals and on April 9, 2004 the Court of Appeals issued its Summary Order affirming in all respects the earlier judgment of the trial court which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. The plaintiffs still have the technical right to seek further review of the Court of Appeals’ decision. If an unfavorable outcome were to occur, the impact could be material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 9 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the first quarter of 2004) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2004:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	—	—	—	1,101,436
February 1 to February 28	13,700	27.06	13,700	1,087,736
February 29 to April 3	15,000	26.50	15,000	1,072,736

Total	28,700	26.77	28,700

(1)	On September 29, 1999, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	10.1.1	Amended Appendix E to the Kaydon Corporation Employee Stock Ownership and Thrift Plan

	10.2.1	Amended Appendix D to the Electro-Tec Corporation Employee Retirement Benefit Plan

	12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

	31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K

The Company filed a current report on Form 8-K pursuant to Item 12, dated February 24, 2004, reporting that the Company issued a press release disclosing material, non-public, information regarding results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 11, 2004	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

May 11, 2004	/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1.1	Amended Appendix E to the Kaydon Corporation Employee Stock Ownership and Thrift Plan

10.2.1	Amended Appendix D to the Electro-Tec Corporation Employee Retirement Benefit Plan

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002