Form 10-Q
period 2004-07-03
KAYDON CORP
filed 2004-08-11
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended July 3, 2004	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

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

Common Stock Outstanding at August 6, 2004 – 28,210,280 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2004

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 3, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and cash equivalents	$269,111,000	$255,756,000
Accounts receivable, net	46,183,000	45,423,000
Inventories, net	48,733,000	44,840,000
Other current assets	13,468,000	14,231,000

Total current assets	377,495,000	360,250,000

Property, plant and equipment, net	83,698,000	84,707,000
Goodwill, net	110,523,000	112,183,000
Other intangible assets, net	8,483,000	8,903,000
Other assets	22,459,000	24,331,000

Total assets	$602,658,000	$590,374,000

Liabilities and Shareholders’ Equity:
Accounts payable	$12,636,000	$13,488,000
Taxes payable	6,867,000	6,944,000
Salaries and wages	6,766,000	6,544,000
Accrued legal costs	213,000	2,387,000
Other accrued expenses	14,031,000	12,959,000

Total current liabilities	40,513,000	42,322,000

Long-term debt	200,098,000	200,128,000
Long-term liabilities	68,729,000	67,405,000

Total long-term liabilities	268,827,000	267,533,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,306,000	46,948,000
Retained earnings	437,717,000	425,645,000
Less – treasury stock, at cost	(184,704,000)	(186,048,000)
Less – restricted stock awards	(7,081,000)	(5,312,000)
Accumulated other comprehensive loss	(3,613,000)	(4,407,000)

	293,318,000	280,519,000

Total liabilities and shareholders’ equity	$602,658,000	$590,374,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$84,386,000	$76,143,000	$167,709,000	$146,958,000
Cost of sales	51,548,000	49,215,000	103,097,000	96,018,000

Gross profit	32,838,000	26,928,000	64,612,000	50,940,000
Selling, general and administrative expenses	15,729,000	13,844,000	31,940,000	27,132,000

Operating income	17,109,000	13,084,000	32,672,000	23,808,000
Interest income	802,000	595,000	1,568,000	1,115,000
Interest (expense)	(2,374,000)	(886,000)	(4,793,000)	(1,216,000)

Income before income taxes	15,537,000	12,793,000	29,447,000	23,707,000
Provision for income taxes	5,593,000	4,477,000	10,601,000	8,297,000

Net income	$9,944,000	$8,316,000	$18,846,000	$15,410,000

Weighted average common shares:
Basic	27,881,000	28,845,000	27,891,000	29,387,000
Diluted	27,937,000	28,860,000	27,941,000	29,399,000
Earnings per share
Basic	$0.36	$0.29	$0.68	$0.52
Diluted	$0.36	$0.29	$0.67	$0.52
Dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities	$25,713,000	$22,949,000
Cash flows used in investing activities:
Capital expenditures, net	(5,091,000)	(5,417,000)

Cash used in investing activities	(5,091,000)	(5,417,000)

Cash flows used in financing activities:
Dividends paid	(6,766,000)	(7,282,000)
Purchase of treasury stock	(768,000)	(49,788,000)
Net proceeds from convertible notes	—	194,000,000
Payments on long-term debt	(60,000)	(72,218,000)

Cash used in financing activities	(7,594,000)	64,712,000
Effect of exchange rate changes on cash and cash equivalents	327,000	(461,000)

Net increase in cash and cash equivalents	13,355,000	81,783,000
Cash and cash equivalents – Beginning of period	255,756,000	146,301,000

Cash and cash equivalents – End of period	$269,111,000	$228,084,0000

Cash expended for income taxes	$9,355,000	$3,749,000

Cash expended for interest	$4,000,000	$603,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(2)	Inventories are summarized as follows:

	July 3, 2004	December 31, 2003
Raw Material	$19,375,000	$16,500,000
Work in Process	13,788,000	13,434,000
Finished Goods	15,570,000	14,906,000

	$48,733,000	$44,840,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income, net of tax, was approximately $0.2 million and $2.4 million, resulting in comprehensive income of $10.1 million and $10.7 million for the quarters ended July 3, 2004, and June 28, 2003. On a first half basis, other comprehensive income, net of tax, was approximately $0.8 million and $2.0 million, resulting in comprehensive income of $19.6 million and $17.4 million for the first halves ended July 3, 2004 and June 28, 2003.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended
	July 3, 2004	June 28, 2003
Numerators:
Numerators for both basic and diluted earnings per share, net income	$9,944,000	$8,316,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,881,000	28,845,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	56,000	15,000

Denominators for diluted earnings per share	27,937,000	28,860,000

Earnings per share:
Basic	$0.36	$0.29

Diluted	$0.36	$0.29

	First Half Ended
	July 3, 2004	June 28, 2003
Numerators:
Numerators for both basic and diluted earnings per share, net income	$18,846,000	$15,410,000

Denominators:
Denominator for basic earnings per share, weighted average common shares outstanding	27,891,000	29,387,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	50,000	12,000

Denominator for diluted earnings per share	27,941,000	29,399,000

Earnings per share:
Basic	$0.68	$0.52

Diluted	$0.67	$0.52

Options to purchase 63,000 shares of common stock at prices ranging from $28.35 to $33.31 per share were outstanding during the second quarter of 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period. Options to purchase 382,200 shares of common stock at prices ranging from $22.60 to $33.3125 per share were outstanding during the second quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

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

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales
Friction and Motion Control Products
External customers	$42,575,000	$35,728,000	$81,379,000	$69,834,000
Intersegment	95,000	98,000	165,000	172,000

	42,670,000	35,826,000	81,544,000	70,006,000
Velocity Control Products	12,497,000	10,817,000	26,091,000	21,545,000
Sealing Products
External customers	9,728,000	10,076,000	19,331,000	19,137,000
Intersegment	(35,000)	—	(45,000)	—

	9,693,000	10,076,000	19,286,000	19,137,000
Power and Data Transmission Products
External customers	7,608,000	8,671,000	16,326,000	16,535,000
Intersegment	(53,000)	(98,000)	(113,000)	(172,000)

	7,555,000	8,573,000	16,213,000	16,363,000
Other
External customers	11,978,000	10,851,000	24,582,000	19,907,000
Intersegment	(7,000)	—	(7,000)	—

	11,971,000	10,851,000	24,575,000	19,907,000
Total consolidated net sales	$84,386,000	$76,143,000	$167,709,000	$146,958,000

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Operating income (loss)
Friction and Motion Control Products	$11,086,000	$7,032,000	$20,080,000	$12,729,000
Velocity Control Products	3,439,000	2,393,000	7,397,000	4,382,000
Sealing Products	1,543,000	1,373,000	2,960,000	2,158,000
Power and Data Transmission Products	(110,000)	698,000	(469,000)	1,069,000
Other	(787,000)	1,092,000	783,000	1,457,000

Total segment operating income	15,171,000	12,588,000	30,751,000	21,795,000
State income tax provision included in segment operating income	279,000	412,000	553,000	699,000
Items not allocated to segment operating income	1,659,000	84,000	1,368,000	1,314,000
Interest (expense)	(2,374,000)	(886,000)	(4,793,000)	(1,216,000)
Interest income	802,000	595,000	1,568,000	1,115,000

Income before income taxes	$15,537,000	$12,793,000	$29,447,000	$23,707,000

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Depreciation and amortization
Friction and Motion Control Products	$1,867,000	$1,966,000	$3,761,000	$3,908,000
Velocity Control Products	423,000	399,000	836,000	807,000
Sealing Products	298,000	302,000	558,000	592,000
Power and Data Transmission Products	405,000	427,000	809,000	849,000
Other	279,000	288,000	554,000	570,000
Corporate	432,000	480,000	830,000	847,000

Total consolidated depreciation and amortization	$3,704,000	$3,862,000	$7,348,000	$7,573,000

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Additions to net property, plant and equipment
Friction and Motion Control Products	$2,256,000	$1,756,000	$3,735,000	$3,846,000
Velocity Control Products	(118,000)	98,000	(54,000)	143,000
Sealing Products	127,000	232,000	205,000	357,000
Power and Data Transmission Products	211,000	429,000	339,000	637,000
Other	316,000	200,000	603,000	328,000
Corporate	34,000	71,000	263,000	106,000

Total consolidated additions to net property, plant and equipment	$2,826,000	$2,786,000	$5,091,000	$5,417,000

	July 3, 2004	Dec. 31, 2003
Total assets
Friction and Motion Control Products	$152,547,000	$146,183,000
Velocity Control Products	75,720,000	71,268,000
Sealing Products	18,093,000	17,094,000
Power and Data Transmission Products	37,789,000	39,207,000
Other	47,206,000	43,762,000
Corporate	271,303,000	272,860,000

Total consolidated assets	$602,658,000	$590,374,000

(6) During May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”).

Interest expense on the Notes equaled $2.0 million for the second quarter of 2004. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the second quarter of 2004 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of July 3, 2004 and December 31, 2003 was $5.1 million and $5.7 million, respectively.

The Company’s revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at July 3, 2004. After consideration of the facility’s covenants and $3.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $196.8 million at July 3, 2004.

The Company’s outstanding debt was as follows:

	July 3, 2004	December 31, 2003
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	158,000	218,000

Total debt	200,158,000	200,218,000
Less current maturities	60,000	90,000

Long-term debt	$200,098,000	$200,128,000

(7) As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). Captioned Richard A. Lippe, et al. v. Bairnco Corporation, et al., the Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. On March 14, 2003, the Court granted a motion for summary judgment, dismissing the case in its entirety against all defendants. On April 14, 2003, the plaintiffs filed a notice of appeal from the Court’s order granting summary judgment and dismissing the action. On April 9, 2004, the Court of Appeals issued its Summary Order affirming in all respects the earlier judgment of the District Court, which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. On July 8, 2004 the lead attorney for the plaintiffs in the Transactions Lawsuit sent a written confirmation to the counsel of another defendant in the case stating that the plaintiffs would not file a cert petition, referring to a Petition for Certiorari in the United States Supreme Court. In effect, the Company believes that the attorney was confirming that the plaintiffs would take no further steps to appeal the decision by the Court of Appeals affirming the dismissal of the case against all defendants, including Kaydon. The time for filing such a Petition actually expires on August 16, 2004, however, given the written confirmation from plaintiffs’ counsel, it appears that the case has finally concluded. As a result, in the second quarter financial statements the Company reduced its previously recorded Transactions Lawsuit legal fee accrual by $1.7 million, leaving $0.2 million accrued at July 3, 2004, as the Company’s current and best estimate of its remaining costs to complete this litigation. This change in estimate increased second quarter net income by $1.1 million, or $0.04 per share on a diluted basis. Management has always believed that the plaintiff’s lawsuit was without merit.

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

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of July 3, 2004, an undiscounted accrual in the amount of $3.2 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, remains in other long-term liabilities in the consolidated financial statements.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

(8) During the second quarter of 2004, the Company determined that the fair value of one of the Company’s reporting units, as that term is defined by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” had been reduced to an amount less than the reporting unit’s carrying amount. The reporting unit, one of the Company’s smallest, manufactures and markets specialty metal forming equipment for the commercial and residential air conditioning industries both in the United States and abroad. A change in competitive dynamics has resulted in a reduction of this reporting unit’s estimated future cash flows. The fair value of the reporting unit was estimated using the expected present value of its future cash flows. As calculated in accordance with SFAS No. 142, there is no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss, which equaled $1.2 million after tax, or $0.04 per share on a diluted basis.

The changes in the carrying amount of goodwill for the first half ended July 3, 2004, are as follows:

				Power and Data
	Friction and Motion	Velocity Control		Transmission
	Control Products	Products	Sealing Products	Products	Other	Total
Balance as of December 31, 2003	$30,697,000	$41,817,000	$186,000	$16,094,000	$23,389,000	$112,183,000
Effect of foreign currency exchange rate changes	462,000	—	—	(140,000)	—	322,000

Balance as of April 3, 2004	$31,159,000	$41,817,000	$186,000	$15,954,000	$23,389,000	$112,505,000
Effect of foreign currency exchange rate changes	21,000	—	—	(69,000)	—	(48,000)
Impairment loss	—	—	—	—	(1,934,000)	(1,934,000)

Balance as of July 3, 2004	$31,180,000	$41,817,000	$186,000	$15,885,000	$21,455,000	$110,523,000

Goodwill is stated net of accumulated amortization of $13.3 million at July 3, 2004 and December 31, 2003.

     Other intangible assets are summarized as follows:

	July 3, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer lists	$7,740,000	$2,580,000	$7,740,000	$2,193,000
Patents	1,124,000	197,000	1,124,000	164,000

	$8,864,000	$2,777,000	$8,864,000	$2,357,000

The intangible assets are being amortized on a straight-line basis over periods of 10 to 20 years.

	July 3, 2004	December 31, 2003
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$2,396,000	$2,396,000

Aggregate Intangible Assets Amortization Expense

For the first half ended July 3, 2004	$420,000
For the first half ended June 28, 2003	$420,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2004	$840,000
For the year ending December 31, 2005	$840,000
For the year ending December 31, 2006	$840,000
For the year ending December 31, 2007	$840,000
For the year ending December 31, 2008	$840,000

     (9) The components of net periodic benefit costs are as follows:

Pension Benefits

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$589,000	$601,000	$1,178,000	$1,171,000
Interest cost	1,243,000	1,357,000	2,487,000	2,645,000
Expected return on plan assets	(951,000)	(1,022,000)	(1,903,000)	(1,992,000)
Amortization of:
Unrecognized net transition obligation	—	6,000	—	11,000
Unrecognized net prior service cost	190,000	290,000	380,000	566,000
Unrecognized net loss	274,000	288,000	548,000	561,000

Total	$1,345,000	$1,520,000	$2,690,000	$2,962,000

Postretirement Benefits

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$187,000	$203,000	$377,000	$405,000
Interest cost	368,000	425,000	742,000	849,000
Amortization of:
Unrecognized net prior service cost	(269,000)	(309,000)	(542,000)	(617,000)
Unrecognized net gain	(44,000)	(85,000)	(89,000)	(170,000)

Total	$242,000	$234,000	$488,000	$467,000

During the second quarter of 2004 the Financial Accounting Standards Board issued their Staff Position No. FAS 106-2 which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As allowed under FAS 106-2, the Company has elected the prospective application method for recognizing the effects of the Act on its postretirement benefit plans. Under the prospective application method the Company’s postretirement benefit costs were not affected during the second quarter. Currently, the Company estimates that the effects of the Act will result in reducing net periodic postretirement benefit costs by $0.2 - $0.3 million in each of the third and fourth quarters of 2004.

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

	Quarter Ended		First Half Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Reported net income	$9,944,000	$8,316,000	$18,846,000	$15,410,000
Add: Total stock-based compensation expense included in reported net income, net of tax	205,000	210,000	410,000	420,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(236,000)	(255,000)	(472,000)	(508,000)

Pro-forma net income	$9,913,000	$8,271,000	$18,784,000	$15,322,000

Earnings per share- Basic:
As reported	$0.36	$0.29	$0.68	$0.52
Pro-forma	$0.35	$0.29	$0.67	$0.52
Earnings per share- Diluted:
As reported	$0.36	$0.29	$0.67	$0.52
Pro-forma	$0.35	$0.29	$0.67	$0.52

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the second quarter 2004, the Company was favorably impacted as the economy continued to rebound from the manufacturing slowdown of the last four years. The general economic rebound, both in the United States and in certain international markets, meant that during the quarter the Company experienced increased demand from various markets including specialty electronics, machinery, heavy equipment, industrial, and other key commercial markets. During the second quarter of 2004 the Company continued to experience a high level of incoming customer orders. Although second quarter orders did not equal the record level experienced in the first quarter of this year, which included a higher military and defense component, they were substantially higher than those received in last year’s comparable period. During 2004, the Company expects to continue to benefit from a general economic rebound in the manufacturing sector, continued strength in military and defense spending, as well as other factors including relatively low inflation and interest rates; however, because of the Company’s diverse product offerings, the specific impact these factors may have on the Company’s operating results is difficult to predict.

As a result of recent events, during the second quarter the Company reduced its previously recorded “Transactions Lawsuit” legal fee accrual by $1.7 million, pre-tax, in order to properly reflect its current and best estimate of the remaining costs to complete this litigation. Also during the second quarter, due to a change in the competitive dynamics affecting one of its reporting units, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss. The combination of these two transactions reduced the Company’s second quarter operating income by $0.2 million.

The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During the second quarter 2004, the Company continued its investments in the Company-wide Six Sigma effort, lean manufacturing, and information system upgrades to strengthen the Company’s operational excellence.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. In 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) and also negotiated a new $200.0 million revolving credit agreement. The Company’s current cash balances, $269.1 million at July 3, 2004, and the $200.0 million revolving credit facility provide financial strength to support the Company’s objectives including strategic acquisitions.

In summary, the Company’s future performance will be impacted by general economic conditions, the length and breadth of a sustained industrial manufacturing recovery, military and defense spending, the success of the Company’s cost reduction and capacity utilization efforts, as well as the utilization of current liquidity levels in completing strategic acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s Annual Report for the year ended December 31, 2003, particularly “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition,” to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Results of Operations

During the second quarter of 2004, the Company achieved sales of $84.4 million, as compared to $76.1 million in the second quarter of 2003, an increase of $8.2 million or 10.8 percent. The quarter was favorably impacted by increased demand across many of the Company’s product lines, including specialty bearings, split bearing products, specialty balls, linear deceleration products, filtration products, and metal alloys.

Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $42.7 million during the second quarter of 2004 as compared with $35.8 million during the second quarter of 2003, an increase of $6.8 million or 19.1 percent, as the Company experienced increased demand for custom-engineered bearings and split bearing products from various specialty electronics, machinery, heavy equipment, and industrial markets.

During the second quarter 2004, the Company’s Velocity Control Products reporting segment sales increased $1.7 million or 15.5 percent, to $12.5 million, when compared with second quarter 2003 sales of $10.8 million. Increased product demand from a variety of industrial markets, both in the United States and Europe contributed $1.2 million of the increase, while favorable foreign currency translation, primarily related to the continuing strength of the Euro, accounted for $0.5 million of the sales increase.

The Company’s Sealing Products reporting segment achieved sales of $9.7 million during the second quarter 2004, down $0.4 million or 3.8 percent from second quarter 2003 sales of $10.1 million, primarily as a result of decreased shipments to certain defense markets.

During the second quarter of 2004, sales of Kaydon’s Power and Data Transmission Products reporting segment decreased $1.0 million or 11.9 percent, to $7.6 million, when compared with second quarter 2003 sales of $8.6 million, primarily as a result of decreased demand from certain aerospace and defense markets.

Sales of the Company’s remaining businesses equaled $12.0 million during the second quarter of 2004, an increase from the second quarter 2003 of $1.1 million or 10.3 percent. Increased demand for metal alloys utilized in the plumbing industry, along with material price increases that were passed along to customers, were partially offset by reduced demand for metal forming equipment.

Gross profit during the second quarter of 2004 of $32.8 million was 38.9 percent of sales, compared with $26.9 million or 35.4 percent of sales in the second quarter of 2003. Compared to the second quarter of 2003, the second quarter 2004 gross margin was positively impacted by increased sales volume, favorable product mix, and Six Sigma cost reduction initiatives.

Selling, general and administrative expenses during the second quarter of 2004 were $15.7 million, or 18.6 percent of sales, as compared to $13.8 million, or 18.2 percent of sales, during the second quarter of 2003.

Second quarter 2004 selling, general, and administrative expenses included two items, a $1.9 million goodwill impairment loss at one of the Company’s reporting units, and the reversal of $1.7 million of the previously recorded legal fee accrual related to the Transactions Lawsuit. During the second quarter, the Company determined that the fair value of one of the Company’s reporting units, as that term is defined by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” had been reduced to an amount less than the reporting unit’s carrying amount. The reporting unit, one of the Company’s smallest, manufactures and markets specialty metal forming equipment for the commercial and residential air conditioning industries both in the United States and abroad. A change in competitive dynamics has resulted in a reduction of this reporting unit’s estimated future cash flows. The fair value of the reporting unit was estimated using the expected present value of its future cash flows. As calculated in accordance with SFAS No. 142, there is no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss. On July 8, 2004 the lead attorney for the plaintiffs in the Transactions Lawsuit sent a written confirmation to the counsel of another defendant in the case stating that the plaintiffs would not file a cert petition, referring to a Petition for Certiorari in the United States Supreme Court. In effect, the Company believes that the attorney was confirming that the plaintiffs would take no further steps to appeal an earlier decision regarding the dismissal of the case against all defendants, including Kaydon. The time for filing such a Petition actually expires on August 16, 2004, however, given the written confirmation from plaintiffs’ counsel, it appears that the case has finally concluded. As a result, in the second quarter financial statements the Company reduced its previously recorded Transactions Lawsuit legal fee accrual by $1.7 million, leaving $0.2 million accrued at July 3, 2004, as the Company’s current and best estimate of its remaining costs to complete this litigation.

Also affecting second quarter selling, general, and administrative expenses were consulting charges, including those related to Sarbanes-Oxley compliance and Six Sigma project management, which increased approximately $0.3 million compared to last year’s second quarter. The differential in consulting charges will continue during the remainder of 2004, primarily as a result of completing our Sarbanes-Oxley Section

404 implementation. In the future, absent Sarbanes-Oxley-related and other non-recurrent charges, the Company expects its selling, general, and administrative expenses to approximate 18 percent of sales.

The Company’s operating income was $17.1 million for the second quarter of 2004 compared to operating income of $13.1 million in the second quarter of 2003, an increase of $4.0 million or 30.8 percent.

Depreciation and amortization during the second quarter 2004 was $3.7 million, compared to $3.9 million during the second quarter of 2003.

On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $11.1 million during the second quarter of 2004 as compared to $7.0 million during the comparable period last year. Operating income was positively impacted by increased sales, as the profit metrics for this segment are very volume sensitive, and favorable product mix.

The Velocity Control Products reporting segment contributed $3.4 million to the Company’s operating income during the second quarter of 2004 as compared to $2.4 million during the comparable period last year. Increases in operating income were primarily due to increased product demand.

The Sealing Products reporting segment contributed $1.5 million to the Company’s operating income during the second quarter of 2004 as compared to $1.4 million during the comparable period last year. Operating income was positively impacted by improved operating efficiencies.

The Power and Data Transmission Products reporting segment reported an operating loss of ($0.1) million during the second quarter of 2004 as compared to operating income of $0.7 million during the comparable period last year. As previously disclosed, one business unit within this segment has been undergoing significant changes in its customers, and product offerings. Corrective actions continue to be implemented at this business focusing on increased efficiencies, overhead reductions, and a management reorganization.

Including the aforementioned $1.9 million goodwill impairment loss, the Company’s other businesses generated an operating loss of ($0.8) million during the second quarter of 2004 as compared to operating income $1.1 million during the comparable period last year.

Second quarter 2004’s results include a full quarter’s effect of the Company’s May 2003 issuance of the Notes. Last year’s second quarter included a little over one month’s worth of the effect, which accounts for the majority of the difference between interest expense and interest income on a comparable basis. Interest expense during the second quarter of 2004 was $2.4 million as compared to $0.9 million during the second quarter of 2003. Interest income during the second quarter of 2004 was $0.8 million as compared to $0.6 million during the second quarter of 2003.

The Company’s effective income tax rate in the second quarter of 2004 was 36 percent as compared to a 35 percent tax rate during the second quarter of 2003, primarily as a result of higher foreign taxes.

Second quarter 2004 net income and diluted earnings per share were $9.9 million and $0.36 based on 27.9 million common shares outstanding. Second quarter 2003 net income and diluted earnings per share were $8.3 million and $0.29 based on 28.9 million common shares outstanding.

Sales during the first half of 2004 were $167.7 million, an increase of 14.1 percent over last year’s first half sales of $147.0 million. As a result of the higher sales volume, gross profit for the first half of 2004 increased to $64.6 million or 38.5 percent of sales as compared to $50.9 million or 34.7 percent of sales during the first half of 2003. Operating income for the first half of 2004 was $32.7 million or 19.5 percent of sales. Operating income for the first half of 2003 was $23.8 million, or 16.2 percent of sales.

Net income for the first half of 2004 was $18.8 million or $0.68 per common share on a diluted basis. First half 2003 net income and diluted earnings per common share were $15.4 million and $0.52.

Liquidity and Capital Resources

At July 3, 2004, the Company’s current ratio was 9.3 to 1 and working capital totaled $337.0 million, including $269.1 million of cash and cash equivalents. At December 31, 2003, the current ratio was 8.5 to 1 and working capital totaled $317.9 million, including cash and cash equivalents of $255.8 million. Total debt outstanding at the end of the second quarter 2004, and at year-end 2003, was $200.1 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.

Cash flow from operations during the first half of 2004 was $25.7 million. As previously reported, first half 2004 cash flow from operations includes the receipt of a legal settlement in the amount of $2.5 million. Cash flow from operations during the first half of 2003 was $22.9 million. During the first half of 2004, the Company paid common stock dividends of $6.8 million, invested $5.1 million in net capital expenditures, and repurchased 28,700 shares of Company common stock for $0.8 million.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.

Outlook

Orders booked during the first half of 2004 equaled $178.4 million versus $153.1 million during the first half of 2003, resulting in a backlog of $107.6 million at July 3, 2004. The Company’s strong order intake during the first half is further evidence of positive momentum from the recovery in the manufacturing economy. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $200.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, the Company’s estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company has identified certain accounting policies and estimates, described below that are the most critical to the portrayal of the Company’s current financial condition and results of operations

Loss Contingencies and Legal Costs- The Company records loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

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

The Company identifies impairment of goodwill by comparing the fair value of each of the Company’s reporting units with the reporting unit’s carrying amount. The fair value of each of the Company’s reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. The Company utilizes a 10 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

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

To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 8) in the 2003 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “potential” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

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

Future acquisitions may require Kaydon to incur costs and liabilities, which may adversely affect the Company’s operating results.

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

Kaydon’s manufactured critical performance products expose the Company to potential litigation-related costs, which may adversely affect the Company’s financial position and operating results.

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

The Company, along with certain other companies, was a defendant in a lawsuit filed in 1996 asserting claims for fraudulent conveyance and successor liability relating to the Company’s acquisition of certain assets in 1983 and the Company’s 1984 spin-off from Bairnco Corporation (the “Transactions Lawsuit”). The plaintiffs in the Transactions Lawsuit alleged and sought damages of $700 million, plus interest and punitive damages against the defendants collectively. As previously disclosed, the plaintiff’s claims were dismissed with prejudice by the trial court on March 14, 2003. On April 14, 2003, the plaintiffs filed a notice of appeal. On March 24, 2004, oral arguments were heard by the Court of Appeals and on April 9, 2004 the Court of Appeals issued its Summary Order affirming in all respects the earlier judgment of the trial court which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. On July 8, 2004 the lead attorney for the plaintiffs in the Transaction Lawsuit sent a written confirmation to the counsel of another defendant in the case stating that the plaintiffs would not file a cert petition, referring to a Petition for Certiorari in the United States Supreme Court. In effect, the Company believes that the attorney was confirming that the plaintiffs would take no further steps to appeal the decision by the Court of Appeals affirming the dismissal of the case against all defendants, including Kaydon. The time for filing such a Petition actually expires on August 16, 2004, so the plaintiffs still have the technical right to seek further review of the Court of Appeals’ decision. If an unfavorable outcome were to occur, the impact could be material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 9 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the second quarter of 2004) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Except for the implementation of new enterprise resource planning (ERP) software at several locations, there have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The aforementioned ERP software is not new to the Company, it was recently implemented at several locations as part of the Company’s ongoing program to update systems at all of its locations. The Company believes that the new ERP software will improve its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2004:

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
April 4 to May 1	—	—	—	1,072,736
May 2 to May 29	—	—	—	1,072,736
May 30 to July 3	—	—	—	1,072,736

Total	—	—	—

(1)	On September 29, 1999, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 7, 2004, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for 2004. The results were as follows:

Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
David A. Brandon	26,045,061	403,251
Gerald J. Breen	25,326,386	1,121,926
Brian P. Campbell	25,582,152	866,160
Thomas C. Sullivan	25,773,516	674,796
Robert M. Teeter	26,033,599	414,713
B. Joseph White	25,775,316	672,996

The stockholders approved the appointment of Ernst & Young LLP as the Company’s independent auditors for 2004 with the following vote: 25,969,816 votes for, 415,041 votes against, and 63,455 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).   Exhibits

Exhibit No.	Description
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b). Reports on Form 8-K

The Company filed a current report on Form 8-K on April 12, 2004, reporting under Items 5 and 7 the issuance of a press release reporting a favorable court ruling in Richard A. Lippe, et al. v. Bairnco Corporation, et. al.

The Company filed a current report on Form 8-K on April 30, 2004, reporting under Items 7 and 12 the issuance of a press release disclosing material, non-public information regarding results of operations for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

August 11, 2004	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive
Officer and Chief Financial Officer

August 11, 2004	/s/ Kenneth W. Crawford

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