Form 10-Q
period 2004-10-02
KAYDON CORP
filed 2004-11-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended October 2, 2004	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)

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

Common Stock Outstanding at November 5, 2004 – 28,202,081 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2004

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	October 2, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and cash equivalents	$269,348,000	$255,756,000
Accounts receivable, net	49,270,000	45,423,000
Inventories, net	52,655,000	44,840,000
Other current assets	11,846,000	14,231,000

Total current assets	383,119,000	360,250,000

Property, plant and equipment, net	83,065,000	84,707,000
Goodwill, net	111,721,000	112,183,000
Other intangible assets, net	9,446,000	8,903,000
Other assets	23,107,000	24,331,000

Total assets	$610,458,000	$590,374,000

Liabilities and Shareholders’ Equity:
Accounts payable	$14,086,000	$13,488,000
Taxes payable	8,012,000	6,944,000
Salaries and wages	7,499,000	6,544,000
Accrued legal costs	59,000	2,387,000
Interest payable	2,844,000	844,000
Other accrued expenses	13,525,000	12,115,000

Total current liabilities	46,025,000	42,322,000

Long-term debt	200,082,000	200,128,000
Long-term liabilities	65,565,000	67,405,000

Total long-term liabilities	265,647,000	267,533,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,386,000	46,948,000
Retained earnings	443,829,000	425,645,000
Less – treasury stock, at cost	(184,478,000)	(186,048,000)
Less – restricted stock awards	(7,757,000)	(5,312,000)
Accumulated other comprehensive loss	(3,887,000)	(4,407,000)

	298,786,000	280,519,000

Total liabilities and shareholders’ equity	$610,458,000	$590,374,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended
	October 2, 2004	Sept. 27, 2003	October 2, 2004	Sept. 27, 2003
Net sales	$83,337,000	$67,995,000	$251,046,000	$214,953,000
Cost of sales	50,917,000	43,441,000	154,014,000	139,459,000

Gross profit	32,420,000	24,554,000	97,032,000	75,494,000
Selling, general and administrative expenses	16,213,000	11,721,000	48,153,000	38,853,000

Operating income	16,207,000	12,833,000	48,879,000	36,641,000
Interest income	1,040,000	648,000	2,608,000	1,763,000
Interest expense	(2,397,000)	(2,477,000)	(7,190,000)	(3,693,000)

Income before income taxes	14,850,000	11,004,000	44,297,000	34,711,000
Provision for income taxes	5,346,000	3,852,000	15,947,000	12,149,000

Net income	$9,504,000	$7,152,000	$28,350,000	$22,562,000

Weighted average common shares:
Basic	27,862,000	27,764,000	27,881,000	28,846,000
Diluted	27,920,000	27,790,000	27,934,000	28,863,000
Earnings per share
Basic	$0.34	$0.26	$1.02	$0.78
Diluted	$0.34	$0.26	$1.01	$0.78
Dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003
Cash flows from operating activities	$36,751,000	$42,517,000

Cash flows used in investing activities:
Capital expenditures, net	(7,217,000)	(7,206,000)
Acquisition of business, net of cash acquired	(3,964,000)	—

Cash used in investing activities	(11,181,000)	(7,206,000)

Cash flows from (used in) financing activities:
Dividends paid	(10,152,000)	(10,648,000)
Proceeds from issuance of common stock	42,000	5,104,000
Purchase of treasury stock	(1,818,000)	(51,843,000)
Proceeds from convertible notes	—	200,000,000
Convertible notes and credit facility issuance costs	—	(7,194,000)
Payments on long-term debt	(75,000)	(72,250,000)

Cash from (used in) financing activities	(12,003,000)	63,169,000

Effect of exchange rate changes on cash and cash equivalents	25,000	(86,000)

Net increase in cash and cash equivalents	13,592,000	98,394,000
Cash and cash equivalents – Beginning of period	255,756,000	146,301,000

Cash and cash equivalents – End of period	$269,348,000	$244,695,000

Cash expended for income taxes	$13,516,000	$4,423,000

Cash expended for interest	$4,000,000	$603,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(2)	Inventories are summarized as follows:

	October 2, 2004	December 31, 2003
Raw Material	$18,560,000	$16,500,000
Work in Process	17,376,000	13,434,000
Finished Goods	16,719,000	14,906,000

	$52,655,000	$44,840,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $(0.3) million and $0.5 million, resulting in comprehensive income of $9.2 million and $7.6 million for the quarters ended October 2, 2004, and September 27, 2003. Other comprehensive income, net of tax, was approximately $0.5 million and $2.5 million, resulting in comprehensive income of $28.9 million and $25.1 million for the first three quarters ended October 2, 2004 and September 27, 2003.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended
	October 2, 2004	Sept. 27, 2003
Numerators:
Numerators for both basic and diluted earnings per share, net income	$9,504,000	$7,152,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,862,000	27,764,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	58,000	26,000

Denominators for diluted earnings per share	27,920,000	27,790,000

Earnings per share:
Basic	$0.34	$0.26

Diluted	$0.34	$0.26

	First Three Quarters Ended
	October 2, 2004	Sept. 27, 2003
Numerators:
Numerators for both basic and diluted earnings per share, net income	$28,350,000	$22,562,000

Denominators:
Denominator for basic earnings per share, weighted average common shares outstanding	27,881,000	28,846,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	53,000	17,000

Denominator for diluted earnings per share	27,934,000	28,863,000

Earnings per share:
Basic	$1.02	$0.78

Diluted	$1.01	$0.78

Options to purchase 113,000 shares of common stock at prices ranging from $24.25 to $33.3125 per share were outstanding during the third quarter of 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Currently, the above mentioned shares of the Company’s common stock underlying the Notes are not included in the Company’s basic or diluted earnings per share calculations, because these contingencies have not been met.

In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions will be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented will be restated to adjust net income by adding back the after tax interest expense, including amortization of issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion. Assuming the Company does not eliminate the feature of the Notes that allows conversion into common stock, the pro forma effects of this new accounting pronouncement would have resulted in diluted earnings per share of $0.32 for the third quarter of 2004, and $0.94 for the first three quarters of 2004.

5)	The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.” During the first three quarters of 2003, the Company aggregated its operating segments into three reportable segments referred to as Specialty Metal Formed Products, Ring, Seal and Filtration Products, and Other Metal Products. During the fourth quarter of 2003, the Company changed the aggregation of operating segments for purposes of reporting segment information. Prior year amounts have been reclassified to reflect the current year presentation.

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

	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Net sales
Friction and Motion Control Products
External customers	$40,715,000	$31,888,000	$122,094,000	$101,722,000
Intersegment	85,000	116,000	250,000	288,000

	40,800,000	32,004,000	122,344,000	102,010,000
Velocity Control Products	12,642,000	10,536,000	38,733,000	32,081,000
Sealing Products
External customers	8,767,000	8,677,000	28,098,000	27,814,000
Intersegment	(20,000)	—	(65,000)	—

	8,747,000	8,677,000	28,033,000	27,814,000
Power and Data Transmission Products
External customers	10,384,000	8,323,000	26,710,000	24,858,000
Intersegment	(61,000)	(116,000)	(174,000)	(288,000)

	10,323,000	8,207,000	26,536,000	24,570,000
Other
External customers	10,829,000	8,571,000	35,411,000	28,478,000
Intersegment	(4,000)	—	(11,000)	—

	10,825,000	8,571,000	35,400,000	28,478,000
Total consolidated net sales	$83,337,000	$67,995,000	$251,046,000	$214,953,000

	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Operating income
Friction and Motion Control Products	$10,152,000	$7,592,000	$30,232,000	$20,321,000
Velocity Control Products	3,174,000	2,167,000	10,571,000	6,549,000
Sealing Products	2,643,000	1,094,000	5,603,000	3,252,000
Power and Data Transmission Products	1,281,000	510,000	812,000	1,579,000
Other	247,000	539,000	1,030,000	1,996,000

Total segment operating income	17,497,000	11,902,000	48,248,000	33,697,000
State income tax provision included in segment operating income	289,000	388,000	842,000	1,087,000
Items not allocated to segment operating income	(1,579,000)	543,000	(211,000)	1,857,000
Interest expense	(2,397,000)	(2,477,000)	(7,190,000)	(3,693,000)
Interest income	1,040,000	648,000	2,608,000	1,763,000

Income before income taxes	$14,850,000	$11,004,000	$44,297,000	$34,711,000

	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Depreciation and amortization
Friction and Motion Control Products	$1,666,000	$1,621,000	$5,427,000	$5,529,000
Velocity Control Products	434,000	402,000	1,270,000	1,209,000
Sealing Products	248,000	243,000	806,000	835,000
Power and Data Transmission Products	327,000	331,000	1,136,000	1,180,000
Other	265,000	276,000	819,000	846,000
Corporate	646,000	269,000	1,476,000	1,116,000

Total consolidated depreciation and amortization	$3,586,000	$3,142,000	$10,934,000	$10,715,000

	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Additions to net property, plant and equipment
Friction and Motion Control Products	$1,493,000	$1,151,000	$5,228,000	$4,997,000
Velocity Control Products	76,000	104,000	22,000	247,000
Sealing Products	161,000	34,000	366,000	391,000
Power and Data Transmission Products	248,000	263,000	587,000	900,000
Other	189,000	192,000	792,000	520,000
Corporate	(41,000)	45,000	222,000	151,000

Total consolidated additions to net property, plant and equipment	$2,126,000	$1,789,000	$7,217,000	$7,206,000

	Oct. 2, 2004	Dec. 31, 2003
Total assets
Friction and Motion Control Products	$153,508,000	$146,183,000
Velocity Control Products	81,406,000	71,268,000
Sealing Products	18,280,000	17,094,000
Power and Data Transmission Products	41,127,000	39,207,000
Other	46,075,000	43,762,000
Corporate	270,062,000	272,860,000

Total consolidated assets	$610,458,000	$590,374,000

(6) During May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”).

Interest expense on the Notes equaled $2.0 million for the third quarter of 2004. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the third quarter of 2004 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of October 2, 2004 and December 31, 2003 was $4.8 million and $5.7 million, respectively.

The Company’s revolving credit facility, which is unsecured, provides for borrowings and the issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at October 2, 2004. After consideration of the facility’s covenants and $3.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $196.8 million at October 2, 2004.

The Company’s outstanding debt was as follows:

	October 2, 2004	December 31, 2003
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	143,000	218,000

Total debt	200,143,000	200,218,000
Less current maturities	61,000	90,000

Long-term debt	$200,082,000	$200,128,000

(7) As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). In April 2004, the Court of Appeals issued its Summary Order affirming in all respects an earlier judgment of the District Court, which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. In July 2004, the lead attorney for the plaintiffs in the Transactions Lawsuit sent a written confirmation to the counsel of another defendant in the case stating that the plaintiffs would take no further steps to appeal the decision by the Court of Appeals, even though they had until August 16, 2004 to do so. As a result, in the second quarter financial statements the Company reduced its previously recorded Transactions Lawsuit legal fee accrual by $1.7 million. This change in estimate increased second quarter net income by $1.1 million. As expected, the August 16, 2004 deadline for the plaintiffs to take action to prolong the case expired without any such action being taken. Therefore, the case has concluded.

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

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of October 2, 2004, an undiscounted accrual in the amount of $3.1 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, remains in other long-term liabilities in the consolidated financial statements.

Various other claims, lawsuits and environmental matters arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

(8) During the third quarter of 2004, the Company acquired the net assets of a privately-held manufacturer of linear deceleration products for $4.0 million, of which $0.6 million was assigned to trademarks acquired, $0.6 million was assigned to various other intangible assets acquired, and $1.1 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives. The other intangible assets are being amortized over their respective useful lives ranging from less than one year for backlog to 10 years for distributor agreements and customer relationships. The goodwill is being reported as part of the Company’s

Velocity Control Products reporting segment and will not be amortized, but will be subject to annual impairment testing.

During the third quarter of 2004, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment.

During the second quarter of 2004, the Company determined that the fair value of one of the Company’s reporting units, as that term is defined by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” had been reduced to an amount less than the reporting unit’s carrying amount. The reporting unit, one of the Company’s smallest, manufactures and markets specialty metal forming equipment for the commercial and residential air conditioning industries both in the United States and abroad. A change in competitive dynamics has resulted in a reduction of this reporting unit’s estimated future cash flows. The fair value of the reporting unit was estimated using the expected present value of its future cash flows. As calculated in accordance with SFAS No. 142, there is no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss, which equaled $1.2 million after tax.

The changes in the carrying amount of goodwill for the first three quarters ended October 2, 2004, are as follows:

	Friction and			Power and
	Motion	Velocity		Data
	Control	Control	Sealing	Transmission
	Products	Products	Products	Products	Other	Total
Balance as of December 31, 2003	$30,697,000	$41,817,000	$186,000	$16,094,000	$23,389,000	$112,183,000
Effect of foreign currency exchange rate changes	462,000	—	—	(140,000)	—	322,000

Balance as of April 3, 2004	$31,159,000	$41,817,000	$186,000	$15,954,000	$23,389,000	$112,505,000
Effect of foreign currency exchange rate changes	21,000	—	—	(69,000)	—	(48,000)
Impairment loss	—	—	—	—	(1,934,000)	(1,934,000)

Balance as of July 3, 2004	$31,180,000	$41,817,000	$186,000	$15,885,000	$21,455,000	$110,523,000
Effect of foreign currency exchange rate changes	(356,000)	—	—	429,000	—	73,000
Goodwill acquired	—	1,125,000	—	—	—	1,125,000

Balance as of October 2, 2004	$30,824,000	$42,942,000	$186,000	$16,314,000	$21,455,000	$111,721,000

Goodwill is stated net of accumulated amortization of $13.3 million at October 2, 2004 and December 31, 2003.

Other intangible assets are summarized as follows:

	October 2, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer lists	$7,740,000	$2,773,000	$7,740,000	$2,193,000
Patents	1,233,000	222,000	1,124,000	164,000
Distributor agreements	374,000	3,000	—	—
Customer relationships	94,000	1,000	—	—
Backlog	11,000	11,000	—	—

	$9,452,000	$3,010,000	$8,864,000	$2,357,000

The intangible assets are being amortized on a straight-line basis over periods of 1 to 20 years.

	October 2, 2004	December 31, 2003
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$3,004,000	$2,396,000

Aggregate Intangible Assets Amortization Expense
For the first three quarters ended October 2, 2004	$653,000
For the first three quarters ended Sept. 27, 2003	$630,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2004	$899,000
For the year ending December 31, 2005	$963,000
For the year ending December 31, 2006	$887,000
For the year ending December 31, 2007	$887,000
For the year ending December 31, 2008	$887,000

(9)	The components of net periodic benefit costs are as follows:

	Quarter Ended		First Three Quarters Ended
Pension Benefits	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Service cost	$590,000	$601,000	$1,768,000	$1,772,000
Interest cost	1,244,000	1,357,000	3,731,000	4,002,000
Expected return on plan assets	(951,000)	(1,022,000)	(2,854,000)	(3,014,000)
Amortization of:
Unrecognized net transition obligation	—	6,000	—	17,000
Unrecognized net prior service cost	193,000	290,000	573,000	856,000
Unrecognized net loss	273,000	288,000	821,000	849,000

Total	$1,349,000	$1,520,000	$4.039.000	$4,482,000

Postretirement Benefits	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Service cost	$145,000	$203,000	$522,000	$608,000
Interest cost	294,000	425,000	1,036,000	1,274,000
Amortization of:
Unrecognized net prior service cost	(281,000)	(309,000)	(823,000)	(926,000)
Unrecognized net gain	(198,000)	(85,000)	(287,000)	(255,000)

Total	$(40,000)	$234,000	$448,000	$701,000

During the second quarter of 2004, the Financial Accounting Standards Board issued their Staff Position No. FAS 106-2 which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As allowed under FAS 106-2, the Company elected the prospective application method for recognizing the effects of the Act on its postretirement benefit plans. Under the prospective application method the Company’s postretirement benefit costs were reduced by $0.3 million during the third quarter of 2004. This Act also has the effect of reducing the accumulated postretirement benefit obligation by $6.7 million.

The Company expects to contribute approximately $5.6 million to its pension plans in 2004.

(10)	The Company accounts for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Quarter Ended		First Three Quarters Ended
	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003
Reported net income	$9,504,000	$7,152,000	$28,350,000	$22,562,000
Add: Total stock-based compensation expense included in reported net income, net of tax	389,000	210,000	799,000	630,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(420,000)	(255,000)	(892,000)	(763,000)

Pro-forma net income	$9,473,000	$7,107,000	$28,257,000	$22,429,000

Earnings per share- Basic:
As reported	$0.34	$0.26	$1.02	$0.78
Pro-forma	$0.34	$0.26	$1.01	$0.78
Earnings per share- Diluted:
As reported	$0.34	$0.26	$1.01	$0.78
Pro-forma	$0.34	$0.26	$1.01	$0.78

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the third quarter 2004, the Company was favorably impacted as the economy continued to rebound from the manufacturing slowdown of the last four years. The general economic rebound, both in the United States and in certain international markets, meant that during the quarter the Company experienced increased demand from various markets including specialty electronics, machinery, heavy equipment, industrial, and other key commercial markets. During the third quarter of 2004, the Company continued to experience a high level of incoming customer orders, which were substantially higher than those received in last year’s comparable period. During the remainder of 2004, the Company expects to continue to benefit from a general economic rebound in the manufacturing sector, continued strength in military and defense spending, as well as other factors including relatively low inflation and interest rates; however, because of the Company’s diverse product offerings, the specific impact these factors may have on the Company’s operating results is difficult to predict.

During the third quarter of 2004 the Company incurred $1.0 million of costs associated with Sarbanes-Oxley compliance and $0.8 million of due diligence expenses related to acquisition initiatives. The Company expects to incur an additional $1.0 million of Sarbanes-Oxley related expenses during the fourth quarter of this year.

The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During the third quarter of 2004, the Company continued its investments in the Company-wide Six Sigma effort, lean manufacturing, and information system upgrades to strengthen the Company’s operational excellence.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. In 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) and also negotiated a new $200.0 million revolving credit agreement. The Company’s current cash balances, $269.3 million at October 2, 2004, and the $200.0 million revolving credit facility provide financial strength to support the Company’s objectives, including strategic acquisitions.

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

Results of Operations

During the third quarter of 2004, the Company achieved sales of $83.3 million, as compared to $68.0 million in the third quarter of 2003, an increase of $15.3 million or 22.6 percent. The quarter was favorably impacted by increased demand across many of the Company’s product lines, including specialty bearings, split bearing products, linear deceleration products and slip-ring products.

Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $40.8 million during the third quarter of 2004 as compared with $32.0 million during the third quarter of 2003, an increase of $8.8 million or 27.5 percent, as the Company experienced increased demand for custom-engineered bearings and split bearing products from various specialty electronics, machinery, heavy equipment, and industrial markets.

During the third quarter 2004, the Company’s Velocity Control Products reporting segment sales increased $2.1 million or 20.0 percent, to $12.6 million, when compared with third quarter 2003 sales of $10.5 million. Increased product demand from a variety of industrial markets, both in the United States and Europe contributed $1.5 million of the increase, while favorable foreign currency translation, primarily related to the continuing strength of the Euro, accounted for $0.6 million of the sales increase.

The Company’s Sealing Products reporting segment achieved sales of $8.7 million which was relatively flat with the comparable period last year.

During the third quarter of 2004, sales of Kaydon’s Power and Data Transmission Products reporting segment increased $2.1 million or 25.8 percent, to $10.3 million, when compared with third quarter 2003 sales of $8.2 million, primarily as a result of increased demand for specialty slip-ring products used in the offshore oil and gas production markets and in certain security equipment markets.

Sales of the Company’s remaining businesses equaled $10.8 million during the third quarter of 2004, an increase from the third quarter 2003 of $2.3 million or 26.3 percent. The increase was primarily the result of higher sales prices on metal alloys caused by a pass through of higher raw material prices.

Gross profit during the third quarter of 2004 of $32.4 million was 38.9 percent of sales, compared with $24.6 million or 36.1 percent of sales in the third quarter of 2003. Compared to the third quarter of 2003, the third quarter 2004 gross margin was positively impacted by increased sales volume, favorable product mix, inventory revaluations and Six Sigma cost reduction initiatives.

Selling, general and administrative expenses during the third quarter of 2004 were $16.2 million, or 19.5 percent of sales, as compared to $11.7 million, or 17.2 percent of sales, during the third quarter of 2003.

Third quarter 2004 selling, general, and administrative expenses, included $1.0 million of costs associated with Sarbanes-Oxley compliance and $0.8 million of due diligence expenses related to acquisition initiatives. The Company expects to incur an additional $1.0 million of Sarbanes-Oxley related expenses in the fourth quarter of this year. In the future, absent Sarbanes-Oxley related and other non-recurrent charges, the Company expects its selling, general, and administrative expenses to approximate 18 percent of sales.

The Company’s operating income was $16.2 million for the third quarter of 2004 compared to operating income of $12.8 million in the third quarter of 2003, an increase of $3.4 million or 26.3 percent.

Depreciation and amortization during the third quarter 2004 was $3.6 million, compared to $3.1 million during the third quarter of 2003.

On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $10.2 million during the third quarter of 2004, as compared to $7.6 million during the comparable period last year. Operating income was positively impacted by increased sales, as the profit metrics for this segment are very volume sensitive, and favorable product mix.

The Velocity Control Products reporting segment contributed $3.2 million to the Company’s operating income during the third quarter of 2004, as compared to $2.2 million during the comparable period last year. Increases in operating income were primarily due to increased product demand.

The Sealing Products reporting segment contributed $2.6 million to the Company’s operating income during the third quarter of 2004, as compared to $1.0 million during the comparable period last year. Operating income was positively impacted by improved operating efficiencies, the revaluation of inventory standards and certain reserve adjustments.

The Power and Data Transmission Products reporting segment reported operating income of $1.3 million during the third quarter of 2004, as compared to $0.5 million during the comparable period last year.

The Company’s other businesses generated $0.2 million of operating income during the third quarter of 2004 as compared to $0.5 million during the comparable period last year.

Interest expense during the third quarter of 2004 was $2.4 million as compared to $2.5 million during the third quarter of 2003. As a result of higher interest rates and higher cash balances, interest income during the third quarter of 2004 was $1.0 million as compared to $0.6 million during the third quarter of 2003.

The Company’s effective income tax rate in the third quarter of 2004 was 36 percent as compared to a 35 percent tax rate during the third quarter of 2003, primarily as a result of higher foreign taxes.

Third quarter 2004 net income and diluted earnings per share were $9.5 million and $0.34 based on 27.9 million common shares outstanding. Third quarter 2003 net income and diluted earnings per share were $7.2 million and $0.26 based on 27.8 million common shares outstanding.

Sales during the first three quarters of 2004 were $251.0 million, an increase of 16.8 percent over last year’s first three quarters sales of $215.0 million. As a result of the higher sales volume, gross profit for the first three quarters of 2004 increased to $97.0 million or 38.7 percent of sales as compared to $75.5 million or 35.1 percent of sales during the first three quarters of 2003. Operating income for the first three quarters of 2004 was $48.9 million or 19.5 percent of sales. Operating income for the first three quarters of 2003 was $36.6 million, or 17.0 percent of sales.

Net income for the first three quarters of 2004 was $28.4 million or $1.01 per common share on a diluted basis. Net income and diluted earnings per common share for the first three quarters of 2003 were $22.6 million and $0.78.

Liquidity and Capital Resources

At October 2, 2004, the Company’s current ratio was 8.3 to 1 and working capital totaled $337.1 million, including $269.3 million of cash and cash equivalents. At December 31, 2003, the current ratio was 8.5 to 1 and working capital totaled $317.9 million, including cash and cash equivalents of $255.8 million. Total debt outstanding at the end of the third quarter 2004, and at year-end 2003, was $200.1 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.

Cash flow from operations during the first three quarters of 2004 was $36.8 million. As previously reported, first three quarters 2004 cash flow from operations includes the receipt of a legal settlement in the amount of $2.5 million. Cash flow from operations during the first three quarters of 2003 was $42.5 million. During the first three quarters of 2004, the Company paid common stock dividends of $10.2 million, invested $7.2 million in net capital expenditures, invested $4.0 million in a product line acquisition, and repurchased 65,600 shares of Company common stock for $1.8 million.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.

Outlook

Orders booked during the first three quarters of 2004 equaled $260.3 million versus $221.4 million during the first three quarters of 2003, resulting in a backlog of $106.1 million at October 2, 2004. The Company’s strong order intake during the first three quarters is further evidence of positive momentum from the recovery in the manufacturing economy. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $200.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

Trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair value of the trademarks are calculated based on estimates of discounted future cash flows including estimates for terminal values related to the net amount of royalty expenses avoided due to the existence of the trademarks.

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

4% Contingent Convertible Senior Subordinated Notes- In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Kaydon common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. Currently, the above mentioned shares of the Company’s common stock underlying the Notes are not included in the Company’s basic or diluted earnings per share calculations, because these contingencies have not been met.

In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions will be effective for reporting periods ending after December 15, 2004. Assuming the Company does not eliminate the feature of the Notes that allows conversion into common stock, all prior period earnings per share amounts presented will be restated to adjust net income by adding back the after tax interest expense, including amortization of issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.

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

The Company believes that the current and potential future impact the Notes have on the accounting for the Company’s diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of the Company’s current financial condition and results of operations. Application of EITF 04-8 may cause further dilution to the Company’s diluted earnings per share calculation, and redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.

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

Failing to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 may adversely affect investor perceptions and the market value of Company common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Kaydon Corporation will be required to furnish a report of management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting as part of Kaydon’s Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. The Company’s independent auditors will be required to furnish two reports, one on their assessment of the effectiveness of the Company’s system of internal control, and one on their evaluation of management’s assessment. In order to issue their report, management must document both the design of the system of internal control, and the testing processes that support their evaluation and conclusion. The Company continues to spend an increased amount of management time and external resources to comply with the requirements of Section 404. The process has required the Company to hire additional personnel and outside consulting services. In addition, the evaluation and attestation processes required by Section 404 are new, therefore the Company may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation by its independent auditors. While the Company currently believes that it has an adequate system of internal control over financial reporting, in the event that the Company’s management or its independent auditors determine that the internal controls are not effective, as defined under Section 404, investor perceptions of the Company may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of its ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 15 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for the third quarter of 2004) would have an immaterial impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically the Company enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None

(b) Not applicable

(c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the third quarter of 2004:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
July 4 to July 31	—	—	—	1,072,736
August 1 to August 28	36,900	28.41	36,900	1,035,836
August 29 to October 2	—	—	—	1,035,836

Total	36,900	28.41	36,900

(1) On September 29, 1999, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s Form S-8 filed October 8, 2004 and incorporated herein by reference)

10.2	Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 4.5 to the Company’s Form S-8 filed October 8, 2004 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
November 10, 2004	/s/ Brian P. Campbell
Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer

November 10, 2004	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s Form S-8 filed October 8, 2004 and incorporated herein by reference)

10.2	Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 4.5 to the Company’s Form S-8 filed October 8, 2004 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002