Form 10-K
period 2004-12-31
KAYDON CORP
filed 2005-03-11
CIK 740694

Securities and Exchange Commission
Washington, DC 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Commission file number 0-12640
Kaydon Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 East Eisenhower Parkway, Ann Arbor, Michigan 48108 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (734) 747-7025
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
          Indicate by check mark whether the Registrant is an accelerated filer. Yes ☒ No ☐
          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on July 3, 2004 (based on the July 2, 2004 closing sales price of $30.49 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $629,150,000.
          Number of shares outstanding of the Registrant’s Common Stock at March 3, 2005:
28,255,932 Shares of Common Stock, par value $0.10 per share.
          Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements
     This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects” and other similar expressions. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
Recent Developments
     On January 7, 2005 we acquired all of the outstanding capital stock of Purafil, Inc. (“Purafil”) in a cash transaction valued at $42.6 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a reportable segment basis, Purafil’s results will be reported in “Other.”
     On January 19, 2005 the Securities and Exchange Commission declared effective the Company’s $400.0 million universal shelf registration statement.
Industry Segments
     We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.”
     We have four reportable segments and other operating segments engaged in the manufacture and sale of the following:
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
     Power and Data Transmission Products – complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards.

     Other – filter elements and filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.
     Net sales related to our four reportable segments and other operating segments during 2004, 2003 and 2002 are set forth in the following table:

	2004	2003	2002

	(In thousands)
Friction and Motion Control Products
External customers	$163,491	$138,304	$131,794
Intersegment	332	344	343

	163,823	138,648	132,137
Velocity Control Products	51,011	43,078	34,883
Sealing Products
External customers	35,035	37,510	33,705
Intersegment	(79)	—	—

	34,956	37,510	33,705
Power and Data Transmission Products
External customers	37,317	35,970	37,475
Intersegment	(237)	(344)	(343)

	37,080	35,626	37,132
Other
External customers	46,957	39,230	41,553
Intersegment	(16)	—	—

	46,941	39,230	41,553
Total consolidated net sales	$333,811	$294,092	$279,410

     See the Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.
     Sophisticated technology plays a significant role in all of our reportable segments in the design, engineering and manufacturing of our products. Due to the custom-engineered, proprietary nature of the Company’s products, substantially all of the manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of precision metalworking and other process technologies after working closely with customers to engineer the required solution to their design and performance challenges.
     We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. During 2004, 2003 and 2002, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2004, sales to one customer exceeded 10 percent (10.4 percent) of net sales in the Friction and Motion Control Products reporting segment, sales to three customers exceeded 10 percent (22.2 percent, 15.8 percent, and 10.5 percent) of net sales in the Sealing Products reporting segment, sales to one customer exceeded 10 percent (17.0 percent) of net sales in the Power and Data Transmission Products reporting segment, and sales to one customer exceeded 10 percent (16.0 percent) of net sales in the other businesses. During 2003, sales to three customers exceeded 10 percent (19.8 percent, 17.3 percent, and 10.3 percent) of net sales in the Sealing Products reporting segment, and sales to two customers exceeded 10 percent (11.7 percent and 11.4 percent) of net sales in the Power and Data Transmission Products reporting segment.
     We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. During 2004, the Company was negatively affected by increases in certain raw material prices, particularly steel. The Company was successful in passing some of the increases along to its customers. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. We have not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.

Backlog
     We sell certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. Backlog in the Friction and Motion Control Products reporting segment was $69.9 million at December 31, 2004 and $55.2 million at December 31, 2003. Backlog in the Velocity Control Products reporting segment was $4.2 million at December 31, 2004 and $5.5 million at December 31, 2003. Backlog in the Sealing Products reporting segment was $18.0 million at December 31, 2004 and $13.6 million at December 31, 2003. Backlog in the Power and Data Transmission Products reporting segment was $15.5 million at December 31, 2004 and $15.9 million at December 31, 2003. Backlog in other businesses was $9.5 million at December 31, 2004 and $6.7 million at December 31, 2003. We expect to ship approximately 90 percent of the year-end backlog over the following twelve months. Backlog has become less indicative of future results as we have made efforts to shorten manufacturing lead times, creating a faster response to customer orders.
Patents and Trademarks
     The Company holds various patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on our present business as a whole.
Competition
     The major domestic and foreign markets for our products in all reporting segments are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying by degree among products. Our competitors include a large number of other well-established diversified manufacturers as well as other smaller companies. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.
Employees
     We employ approximately 2,000 people. Satisfactory relationships have generally prevailed between the Company and its employees.
International Operations
     Certain friction and motion control products are manufactured in Mexico and the United Kingdom, certain velocity control products are assembled and distributed through a facility in Germany, and certain power and data transmission products are manufactured in Canada, the United Kingdom and Mexico. In addition, within all reporting segments, we distribute a wide array of products throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.
     See the Notes to Consolidated Financial Statements (Note 12) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s operations by geographic area.
Available Information
     Our internet address is www.kaydon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are accessible at no charge on our website as soon as reasonably practicable after filing with the Securities and Exchange Commission. Also accessible on our website under “Corporate Governance” are our Corporate Governance Guidelines, our Codes of Ethics, and the charters of the various committees of our Board of Directors. These items are also available in print at no charge to those who direct a request in writing to the Company.

ITEM 2. PROPERTIES
     The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction and Motion Control Products	Dexter, Michigan Mocksville, North Carolina Muskegon, Michigan St. Louis, Missouri Sumter, South Carolina (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico
Velocity Control Products	Farmington Hills, Michigan Langenfeld, Germany
Sealing Products	Baltimore, Maryland
Power and Data Transmission Products	Blacksburg, Virginia Galax, Virginia Dartmouth, Canada Reading, United Kingdom
Other	Crawfordsville, Indiana Danville, Illinois Doraville, Georgia* Greeneville, Tennessee LaGrange, Georgia Sayreville, New Jersey

*	Purafil, Inc., acquired January 7, 2005, is located in Doraville, Georgia.
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
     As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). In April 2004, the Court of Appeals issued its Summary Order affirming in all respects an earlier judgment of the District Court, which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. When the chances of this ruling being further appealed by the plaintiffs became remote, the Company reduced its previously recorded Transactions Lawsuit legal fee accrual by $1.7 million in the second quarter 2004 financial statements. This change in estimate increased second quarter 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded.
     As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action. Further, the Company’s insurance carrier has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit will be fully covered under the Company’s insurance policy.
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. During the fourth quarter of 2004, based on the favorable results of remediation efforts to-date, the Company reduced its environmental reserves by $1.1 million. As of December 31, 2004, an undiscounted accrual in the amount of $2.1 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recognized in the consolidated financial statements.
     Various other claims, arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.
SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (64)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.
John F. Brocci (62)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.
Kenneth W. Crawford (47)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford has been Vice President and Corporate Controller since joining Kaydon in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.
Peter C. DeChants (52)	Vice President-Corporate Development and Treasurer. Mr. DeChants has been Vice President-Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech Inc., and Vice President and Treasurer of TriMas Corporation.
John R. Emling (48)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President-Specialty Bearings Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.
John A. Madison (61)	Vice President–Information Technology and Operations Planning. Mr. Madison joined Kaydon in 1999 as Director–Manufacturing Planning and Control, and was promoted to his current position in 2002. Prior to joining Kaydon, he was Director– Manufacturing Planning and Control at MascoTech, Inc. and TriMas Corporation.

     Executive officers, who are elected by the Board of Directors, serve for a term of one year.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
     The New York Stock Exchange is the principal market on which our common stock is traded under the symbol KDN. The following table sets forth high and low closing sales prices of our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	2004 by Quarter			2003 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$33.86	$28.63	$0.12	$26.72	$22.72	$0.12
Third	30.74	27.00	0.12	26.74	20.89	0.12
Second	30.93	25.92	0.12	23.12	19.24	0.12
First	28.81	24.94	0.12	22.91	16.00	0.12

     We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.
     As of December 31, 2004, there were 916 holders of record of our common stock.
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the fourth quarter of 2004:

				Maximum
			Total Number of	Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)

October 3 to October 30	—	—	—	1,035,836
October 31 to November 27	10,000	$29.83	10,000	1,025,836
November 28 to December 31	—	—	—	1,025,836

Total	10,000	$29.83	10,000	1,025,836

(1)	On September 29, 1999, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

			(C)
			Number of securities
			remaining available
	(A)	(B)	for future issuance
	Number of securities	Weighted average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and	reflected
	rights	rights	in column (A))

Equity compensation plans approved by shareholders	138,500 (1)	$24.06	3,709,613 (3)
Equity compensation plans not approved by shareholders(2)	12,960	n/a	n/a

Total	151,460		3,709,613

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2004.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003		2002		2001(1)		2000(1)

	(In thousands, except per share data)
Income Statement Data
Net Sales	$333,811	$294,092		$279,410		$285,603		$278,759
Gross Profit	129,143	105,584	(2)	95,349		99,845		118,907
Income From Continuing Operations	38,358	33,752	(3)	25,426	(4)	28,480		40,239	(9)
Loss From Operations of Discontinued Segment	—	—		—		(47,746	) (7)	(1,408)
Credit for Income Taxes	—	—		—		(15,266)		(516)
Loss From Discontinued Operations	—	—		—		(32,480	) (8)	(892)
Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	—	—		(13,222	) (5)	—		—
Net Income (Loss)	$38,358	$33,752	(3)	$12,204	(6)	$(4,000	) (8)	$39,347	(9)
Balance Sheet Data
Total Assets – Continuing Operations	$619,124	$590,374		$477,147		$507,899		$407,511
Total Assets – Discontinued Operations	—	—		—		—		68,041
Cash and Cash Equivalents	278,586	255,756		146,301		152,570		114,965
Total Debt	200,128	200,218		72,496		112,656		47,575
Cash Flow Data
Net Cash From Operating Activities	$53,983	$60,628		$62,244		$51,236		$65,985
Capital Expenditures, net	12,365	11,918		8,821		9,562		8,793
Depreciation and Amortization	14,664	13,866		13,725		15,430		11,779
Per Share Data
Earnings per Share From Continuing Operations – Diluted	$1.27	$1.14	(3)(10)	$0.85	(4)	$0.95		$1.33	(9)
Loss per Share From Discontinued Operations – Diluted	—	—		—		(1.08	)(8)	(0.03)
Loss per Share From Cumulative Effect of Accounting Change – Diluted	—	—		(0.44	) (5)	—		—
Earnings (Loss) per Share – Diluted	1.27	1.14	(3)(10)	0.41	(6)	(0.13	)(8)	1.30	(9)
Dividends Declared per Share	0.48	0.48		0.48		0.48		0.45

(1)	Prior to 2002, the Company amortized goodwill and indefinite-lived intangible assets. See the Notes to Consolidated Financial Statements (Note 10) contained in Item 8. Financial Statements and Supplementary Data for further discussion.

(2)	Includes a $3.8 million favorable impact related to a legal settlement.

(3)	Includes the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.8 million favorable legal settlement, a pre-tax $0.9 million gain on the sale of a building, and the pre-tax $0.8 million negative effect of restructuring charges.

(4)	Includes the after tax effect, $4.8 million or $0.16 per share, of a pre-tax $7.5 million litigation-related charge.

(5)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.

(6)	Includes the after tax effect, $4.8 million or $0.16 per share, of the litigation-related charge and the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.

(7)	Includes a charge, to write-down the value of assets of the Fluid Power Products Group, of $38.1 million pre-tax and a net gain on the sale of the assets of the Fluid Power Products Group of $0.2 million pre-tax.

(8)	Includes the after tax effect, $26.3 million or $0.88 per share, of the net charge, $37.9 million, to write-down the value and to sell the assets of the Fluid Power Products Group.

(9)	Includes the after tax effect, $13.7 million or $0.46 per share, of the pre-tax $21.7 million litigation-related charges.

(10)	Diluted earnings per share has been restated for the effect of EITF 04-8. See the Notes to Consolidated Financial Statements (Notes 2 and 3) contained in Item 8. Financial Statements and Supplementary Data for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview
     We provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from year to year. During 2004, the Company was favorably impacted as the manufacturing economy continued to emerge from the slowdown of the 1999-2002 timeframe. The general economic rebound and continued significant military and defense spending meant that during the year the Company experienced strong demand from various markets including specialty electronic manufacturing equipment, industrial, marine equipment, heavy equipment, material handling and automation equipment, military aerospace, and ordnance markets. As a result of these positive factors, for the second straight year the Company achieved increases in customer order levels in each quarter during 2004 compared to the prior year. The total order book for 2004 was $354.1 million, a 17.0 percent increase over 2003. The total order book for 2003 was $302.7 million, a 9.6 percent increase over 2002.
     The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During 2004, the Company continued a Company-wide Six Sigma effort and continued its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence.
     Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023. In July 2003, the Company negotiated a $200.0 million revolving credit agreement. In January 2005, the Company filed a $400.0 million universal shelf registration statement with the Securities and Exchange Commission. The Company’s current cash balances, the $200.0 million revolving credit facility and other available financial resources enhance liquidity and provide additional financial strength to support the Company’s objectives, including strategic acquisitions.
     During the third quarter of 2004, we completed a small product line acquisition in our Velocity Control Products reporting segment for $3.9 million, and in early January 2005 we acquired Purafil, Inc., a manufacturer and distributor of gas-phase air filtration systems and media for $42.6 million. On a reportable segment basis, Purafil’s results will be reported in “Other.” In total, during 2004 we incurred $1.2 million of expenses related to various acquisition initiatives.
     As previously disclosed, the “Transactions Lawsuit,” which dated back to 1996, was concluded during 2004, with a favorable outcome for the Company, as the case was dismissed in its entirety against all defendants. This litigation was extremely time-consuming, distracting and costly, involving hundreds of hours of management’s time and resulting in legal costs and other expenditures of almost $17.0 million over its life.
     As disclosed elsewhere in this Annual Report, the Company has concluded that its system of internal control over financial reporting was effective as of December 31, 2004. Our independent registered public accounting firm’s report on internal control over financial reporting is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm– Internal Control.” Expenses related to Sarbanes-Oxley compliance equaled $2.6 million in 2004. The requirements of Sarbanes-Oxley are ongoing, and we will incur additional compliance-related costs in the future in our efforts to remain compliant.
     In summary, the Company would expect to continue to benefit from a favorable manufacturing economy, continued strong military and defense spending, relatively low inflation and interest rates, the Company’s cost reduction and capacity utilization efforts, and the utilization of current liquidity levels in completing strategic acquisitions. However, because many of these factors are external to the Company, it is difficult to predict the specific impact they may have on the Company’s operating results.
     The discussion which follows should be reviewed in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Annual Report to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Analysis of 2004 Operations Compared to 2003 Operations
Selected Data For The Year 2004 Compared With The Year 2003

	For the Years Ended
	December 31,

	2004	2003

	(In thousands, except
	per share amounts)
Net sales	$333,811	$294,092
Gross profit	$129,143	$105,584
Gross profit margin	38.7%	35.9%
Selling, general and administrative expenses	$63,606	$49,862
Operating income	$65,537	$55,722
Operating margin	19.6%	18.9%
Interest income	$3,987	$2,493
Interest expense	$(9,589)	$(6,289)
Net income	$38,358	$33,752
Earnings per share-diluted (2003 figure restated for effect of EITF 04-8)	$1.27	$1.14

     Net sales of $333.8 million in 2004 increased $39.7 million or 13.5 percent compared to 2003’s net sales of $294.1 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $163.8 million during 2004, up $25.2 million or 18.2 percent compared to 2003 sales of $138.6 million. The increase is the result of increased sales of custom-engineered bearings to the specialty electronics manufacturing equipment market of $9.9 million, the machinery market of $9.2 million and the heavy equipment market of $6.6 million. These increases were partially offset by reduced sales to specialty ball markets of $0.4 million. Our Velocity Control Products reporting segment achieved sales of $51.0 million during 2004, up $7.9 million, or 18.4 percent from 2003 sales of $43.1 million. Increased worldwide product demand from a variety of industrial markets contributed to $3.9 million of the increase, while favorable foreign currency translation, primarily related to the strengthening of the Euro, accounted for another $2.9 million of the increase. Also, a small product line acquisition in the third quarter of 2004 contributed $1.1 million to the sales increase. Our Sealing Products reporting segment achieved sales of $35.0 million during 2004, down $2.6 million, or 6.8 percent from 2003 sales of $37.5 million, primarily as a result of a work stoppage at the Company’s Baltimore Maryland facility, which began on December 5, 2004 and was settled on January 22, 2005. The Company’s Power and Data Transmission Products reporting segment achieved sales of $37.1 million during 2004, up $1.5 million, or 4.1 percent from 2003 sales of $35.6 million. Increased demand for electronic rotary products and specialty slip-ring products used in the offshore oil and gas production, industrial, aerospace, and certain security equipment markets resulted in increased sales of $3.8 million, while favorable foreign currency translation accounted for another $1.6 million of the increase. These increases were partially offset by a decrease in sales of these products to certain military markets of $4.1 million, as competitive dynamics in those markets changed. Our other businesses achieved sales of $46.9 million during 2004, up $7.7 million, or 19.7 percent from 2003 sales of $39.2 million, due primarily to higher sales prices on metal alloys caused by a pass through of higher raw material prices.
     Our gross profit equaled $129.1 million or 38.7 percent of sales in 2004, as compared to $105.6 million or 35.9 percent of sales achieved in 2003. Gross profit was positively impacted by increased sales, favorable product mix, inventory revaluations and Six Sigma cost reduction initiatives. Many of our products are high value-added and have strong contribution margins, which causes our profit performance to be sensitive to sales volume and mix. As previously reported, the 2003 gross profit includes a $3.8 million favorable impact related to the settlement of a legal matter.
     Selling, general and administrative expenses totaled $63.6 million or 19.1 percent of sales in 2004, compared to $49.9 million or 17.0 percent of sales for 2003. Generally, selling, general and administrative expenses increased in 2004 as a result of higher sales volume. In addition, expenses in 2004 related to Sarbanes-Oxley compliance increased $2.3 million compared to 2003, while costs related to acquisition initiatives in 2004 increased $1.1 million compared to 2003. Also included in selling, general and administrative expenses for 2004 is a $1.9 million pre-tax, non-cash goodwill impairment loss. During the second quarter of 2004, we determined that the fair value of one of our reporting units had been reduced to an amount less than the reporting unit’s carrying amount. A change in competitive dynamics resulted in a reduction of this reporting unit’s fair value. As calculated in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” there is no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter of 2004, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss. Partially offsetting this loss, was the $1.7 million favorable impact of reducing our previously recorded Transactions Lawsuit legal fee accrual when this case was concluded during the second quarter of 2004. During 2003, the Company sold a building for $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses. In addition, during 2003 the Company reduced its product liability accrual by $1.5 million, favorably impacting 2003 selling, general and administrative expenses.
     Our 2004 results were favorably affected by approximately $0.7 million, net, as a result of two additional items. First, based on the most recent information from our environmental consultants, we reduced our environmental reserves by $1.1 million, to the current estimated exposure of $2.1 million. This favorable impact was partially offset by the effects of a work stoppage at the Company’s Baltimore, Maryland facility, which began on December 5, 2004, and which was settled on January 22, 2005.
     Operating income equaled $65.5 million during 2004, compared to $55.7 million in 2003, with operating margins of 19.6 percent and 18.9 percent in 2004 and 2003.
     On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $41.0 million during 2004 as compared to $30.8 million during 2003. The increase is the result of increased sales of custom-engineered bearings to the specialty electronics manufacturing equipment, machinery and heavy equipment markets. Operating income was also favorably impacted by the previously reported restructuring plan that was fully implemented during 2003. The restructuring plan has reduced labor costs primarily as a result of the relocation of manufacturing to lower cost locales and lower headcount. Operating income for 2003 included $1.4 million of the aforementioned favorable adjustments related to the settlement of a legal matter and the gain on the sale of a building.
     The Velocity Control Products reporting segment contributed $11.8 million to our consolidated operating income during 2004 as compared to $8.2 million during 2003. Increases in operating income were primarily due to increased worldwide product demand from a variety of industrial markets and favorable foreign currency translation, primarily related to the strengthening of the Euro, which accounted for $0.6 million of the increase.
     The Sealing Products reporting segment contributed $5.8 million to our consolidated operating income during 2004 as compared to $4.6 million during 2003. Operating income was positively impacted by improved operating efficiencies that offset the negative impact of the work stoppage that began on December 5, 2004, and which has since been settled.
     The Power and Data Transmission Products reporting segment contributed $.9 million to our consolidated operating income during 2004 as compared to $1.1 million during 2003. Operating income was negatively impacted by unfavorable sales mix, particularly a decrease in sales to certain military markets.
     Our other businesses contributed $2.2 million to our consolidated operating income during 2004 as compared to $3.3 million during 2003. The reduction is primarily the result of a $1.9 million goodwill impairment loss recognized in 2004, partially offset by increased sales due primarily to higher prices on metal alloys caused by the pass through of higher raw material prices.
     Changes in exchange rates applicable to non-functional currency assets and liabilities resulted in exchange gains of $1.3 million during 2004 and $1.5 million in 2003.
     In May 2003, we issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Net interest expense during 2004 was $5.6 million as compared to net interest expense reported during 2003 of $3.8 million. Amortization of Note issuance costs is recorded as a component of net interest expense. The Company would expect approximately $9.3 million of interest and amortization of Note issuance costs to be charged to interest expense related to the Notes during 2005.
     Primarily as a result of higher foreign taxes, the effective income tax rate was 36.0 percent in 2004, compared with 35.0 percent in 2003. We expect the effective tax rate for 2005 to be approximately 36.0 percent.
     As was previously disclosed, beginning with the fourth quarter of 2004, Kaydon’s diluted earnings per common share calculations reflect the provisions of the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The Notes are convertible into Kaydon common stock once the common stock has traded above $34.99 for a period of time (market price trigger). The impact of adopting the new accounting rule is a reduction in diluted earnings per common share, but not a reduction in net income.
     Our net income for 2004 was $38.4 million or $1.27 per common share on a diluted basis, compared with net income for 2003 of $33.8 million or $1.14. The 2003 diluted earnings per share figure, previously reported as $1.18, has been restated in accordance with EITF 04-8. Return on sales equaled 11.5 percent in both 2004 and 2003.
Analysis of 2003 Operations Compared to 2002 Operations
Selected Data For The Year 2003 Compared With The Year 2002

	For the Years Ended
	December 31,

	2003	2002

	(In thousands, except
	per share amounts)
Net sales	$294,092	$279,410
Gross profit	$105,584	$95,349
Gross profit margin	35.9%	34.1%
Selling, general and administrative expenses	$49,862	$49,493
Litigation-related charge	—	$7,500
Operating income	$55,722	$38,356
Operating margin	18.9%	13.7%
Interest income	$2,493	$2,695
Interest expense	$(6,289)	$(1,885)
Income before cumulative effect of accounting change	$33,752	$25,426
Cumulative effect of accounting change, net of tax	—	$(13,222)
Net income	$33,752	$12,204
Earnings per share-diluted (2003 figure restated for effect of EITF 04-8)	$1.14	$0.41

     Net sales of $294.1 million in 2003 increased $14.7 million or 5.3 percent compared to 2002’s net sales of $279.4 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $138.6 million during 2003, up $6.5 million or 4.9 percent compared to 2002 sales of $132.1 million. Increased sales of custom-engineered bearings to defense and military markets of $8.2 million were partially offset by reduced sales to specialty ball markets of $2.0 million. Our Velocity Control Products reporting segment achieved sales of $43.1 million during 2003, up $8.2 million, or 23.5 percent from 2002 sales of $34.9 million. Increased product demand from a variety of industrial markets and a 5 percent price increase implemented in April 2003 contributed to $4.1 million of the increase, while favorable foreign currency translation, primarily related to the strengthening of the Euro, accounted for another $4.1 million of the increase. Our Sealing Products reporting segment achieved sales of $37.5 million during 2003, up $3.8 million, or 11.3 percent from 2002 sales of $33.7 million, primarily as a result of increased demand from defense markets. Our Power and Data Transmission Products reporting segment achieved sales of $35.6 million during 2003, down $1.5 million, or 4.1 percent from 2002 sales of $37.1 million. Lower sales to manufacturers of security scanning equipment of $5.1 million, was partially offset by increased sales to military, defense, and certain marine markets. Our other businesses achieved sales of $39.2 million during 2003, down $2.3 million, or 5.6 percent from 2002 sales of $41.6 million, due primarily to lower shipments of presses and dies to China as a result of reduced business activity and marketing efforts caused by the SARS outbreak.
     Our gross margin percentage equaled 35.9 percent in 2003, as compared to 34.1 percent achieved in 2002. The 2003 gross profit includes a $3.8 million favorable impact related to the settlement of a legal matter. As previously reported, the Company, the Company’s insurance provider and the plaintiff agreed to a settlement of a product liability lawsuit, with the settlement payment to the plaintiff being shared between the Company and the Company’s insurance provider. The Company believed that the majority of its portion of the settlement payment, which equaled $2.8 million, was covered under the Company’s commercial general liability policy, and, therefore, filed a legal claim in August 2001 in an attempt to recover $2.6 million from the Company’s insurance provider. Subsequently, the Company’s insurance provider filed a counterclaim in an attempt to recover its portion of the settlement payment, $2.6 million, from the Company. Because of the uncertainties involved, and based on a demand from the Company’s insurance provider to settle this case out of court, the Company recorded a $1.3 million charge to cost of sales and a corresponding credit to other accrued expenses during December 2001. Throughout 2002 and most of 2003 there was very little activity in this case. On December 1, 2003, the court granted the Company’s motion for summary judgment, and after the Company’s insurance provider filed a notice of appeal from the court’s decision, the Company and the

Company’s insurance provider agreed to settle the case for $2.5 million, which the Company’s insurance provider paid to the Company in January 2004. The Company has recorded the $2.5 million settlement amount, as well as the reversal of the $1.3 million accrual recorded in 2001, a total of $3.8 million, as a credit to cost of sales, favorably impacting gross margin percentage for the year ended December 31, 2003. In addition, adjustments to inventory reserves related to slow moving and obsolete items were more unfavorable by approximately $2.3 million during 2002 as compared to 2003.
     Selling, general and administrative expenses totaled $49.9 million or 17.0 percent of sales in 2003, compared to $49.5 million or 17.7 percent of sales for 2002. During the third quarter of 2003, we classified certain land and building assets that were in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets, a warehousing facility in the Company’s Friction and Motion Control Products reporting segment, were valued at their carrying amount of $0.8 million. The opportunity to sell these assets arose due to the facility transferring its inventory to third party warehousing locations in various geographic areas to provide better logistical support to customers. During the fourth quarter of 2003, we sold the assets held for sale for approximately $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses in the Consolidated Statements of Income. In addition, during 2003 and January of 2004 we settled certain product liability claims for approximately $0.6 million, which was less than what had been estimated at the end of 2002. As a result, during the fourth quarter of 2003 we reduced our product liability accrual by $1.5 million favorably impacting 2003 selling, general and administrative expenses. Also, during 2003, we substantially completed our restructuring plan that began in late 2002 to enhance operating performance and balance manufacturing utilization in the Specialty Bearings Products Group, part of the Friction and Motion Control Products reporting segment. This restructuring plan resulted in charges, included in selling, general and administrative expenses, of $0.8 million in 2003 and $0.5 million in 2002.
     Both gross profit margin and selling, general, and administrative expenses were equally affected during the year by increased insurance and employment-related costs, Sarbanes-Oxley compliance, and the Company-wide Six Sigma implementation. These costs negatively impacted 2003 by approximately $3.9 million compared to 2002.
     During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s then most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. The change in the estimate during the second quarter resulted from spending levels and new information provided by the Company’s outside attorneys regarding forecasted spending levels to complete the trial phase. This legal action is further discussed in the Notes to Consolidated Financial Statements (Note 9) and other discussions throughout this Annual Report.
     Operating income equaled $55.7 million during 2003, compared to $38.4 million in 2002, with operating margins of 18.9 percent and 13.7 percent in 2003 and 2002.
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
     The Velocity Control Products reporting segment contributed $8.2 million to our consolidated operating income during 2003 as compared to $4.4 million during 2002. Increases in operating income were primarily due to increased product demand, a 5 percent price increase implemented in April 2003, and favorable foreign currency translation, primarily related to the strengthening of the Euro, which accounted for $1.0 million of the increase.
     The Sealing Products reporting segment contributed $4.6 million to our consolidated operating income during 2003 as compared to $3.9 million during 2002. Increases in operating income were primarily due to increased sales volumes and reduced inventory reserve expenses related to slow moving and obsolete items, partially offset by increased insurance and employment-related costs.
     The Power and Data Transmission Products reporting segment contributed $1.1 million to our consolidated operating income during 2003 as compared to $4.8 million during 2002. One business unit within this segment underwent significant changes in its customers and product offerings during 2003, resulting in reduced operating income of $3.3 million as compared to 2002. Sales by this business unit to manufacturers of security scanning equipment decreased by $5.1 million in 2003 compared to 2002 as a result of the completion in early 2003 of sales related to homeland security programs, which was only partially offset during the year by increased demand from military and defense markets. Corrective actions implemented at this business unit, as it adapted to lower 2003 volume levels, and a changing mix of commercial and defense products, included headcount reductions of approximately 15 percent, focus on increased efficiencies and overhead reductions, and the launch of a new enterprise resource planning system.
     Our other businesses contributed $3.3 million to our consolidated operating income during 2003 as compared to $4.2 million during 2002. Reductions in operating income are primarily due to lower sales volumes and higher raw material costs for metal alloys.
     Changes in exchange rates applicable to non-functional currency assets and liabilities resulted in exchange gains of $1.5 million during 2003 and $0.9 million in 2002.
     In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Net proceeds received from the Notes were $194.0 million. The Company used $72.2 million of the net proceeds to repay the full amount outstanding on the Company’s $300.0 million revolving credit facility, which was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of Company common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million are being utilized for general corporate purposes.
     Net interest expense during 2003 was $3.8 million as compared to net interest income reported during 2002 of $0.8 million. When comparing 2003 with 2002, interest expense on the Notes of $4.8 million and amortization of Note issuance costs of $0.8 million was partially offset by $1.0 million of reduced interest expense on our outstanding bank debt that was retired in connection with the issuance of the Notes, and by $0.4 million of interest income on the additional cash balances which resulted from the issuance of the Notes. Amortization of Note issuance costs is recorded as a component of net interest expense.
     The effective income tax rate was 35.0 percent in 2003 and 35.1 percent in 2002.
     Income before cumulative effect of accounting change equaled $33.8 million during 2003, compared to $25.4 million in 2002, with return on sales of 11.5 percent and 9.1 percent in 2003 and 2002.
     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, as of January 1, 2002, we are no longer amortizing goodwill and indefinite-lived intangible assets, but we perform an annual impairment analysis.
     During the second quarter of 2002, we compared the fair value of our reporting units, with the reporting unit’s carrying amount. As required by SFAS No. 142, the comparison was done as of January 1, 2002. Fair values of the reporting units were estimated using the expected present value of future cash flows. As a result, we identified two reporting units whose carrying amount exceeded their fair value, which indicated potential goodwill impairment. For purposes of reporting segment information, both reporting units are included in “Other.” The aggregate total carrying amount of goodwill at these two reporting units was $19.3 million as of January 1, 2002.
     During the third quarter of 2002, we engaged a valuation specialist who assisted us in determining that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, under SFAS No. 142, we incurred a pre-tax, non-cash goodwill impairment loss of $16.8 million as of January 1, 2002. The two reporting units are expected to generate positive future cash flows, but under the provisions of SFAS No. 142 the present values of those cash flows (reporting unit fair value) resulted in the implied fair value of goodwill being significantly less than the carrying amount. In accordance with SFAS No. 142, the $16.8 million goodwill impairment loss ($13.2 million or $0.44 per share on an after tax, diluted basis) was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.
     Our net income for 2003 was $33.8 million or $1.14 per common share on a diluted basis, compared with net income for 2002 of $12.2 million or $0.41. The 2003 diluted earnings per share figure, previously reported as $1.18, has been restated in accordance with EITF 04-8.
Liquidity, Working Capital, and Cash Flows
     One of our financial strategies is to maintain a high level of liquidity and cash flow, which continued in 2004. Historically, we have generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of our strengths is our ability to generate cash from operations in excess of requirements for capital investments and dividends. Net cash from operating activities equaled $54.0 million in 2004, $60.6 million in 2003, and $62.2 million in 2002. Included in 2002 net cash from operating activities is the receipt of a $10.1 million tax refund related to the sale of the Fluid Power Products reporting segment completed on December 31, 2001. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $12.4 million in 2004, $11.9 million in 2003 and $8.8 million in 2002. During 2005 we expect to invest approximately $18.0 million in net capital expenditures, including approximately $2.0 million for a new building in our Power and Data Transmission Products segment, and approximately $2.0 million relating to a specific capital project for a large customer of our filtration products. Common stock dividends paid in 2004, 2003 and 2002 equaled $13.5 million, $14.0 million and $14.6 million.
     Cash paid to litigate the Transactions Lawsuit equaled $0.8 million, $2.9 million, and $6.6 million in 2004, 2003 and 2002. The Transactions Lawsuit is further discussed in the Notes to Consolidated Financial Statements (Note 9) and other discussions throughout this Annual Report. The Company contributed $5.6 million to its pensions plans during 2004, and estimates that contributions during 2005 will be approximately $4.3 million. The Company’s payments to various taxing authorities were $14.7 million, $4.0 million, and $14.0 million during 2004, 2003 and 2002. A $5.6 million overpayment from 2002 was credited to 2003 tax payments. Tax payments are estimated to be approximately $21.2 million during 2005.
     During May 2003, we completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The conversion price represents a 34.0 percent premium based on the closing price of $21.76 per share for the common stock on May 19, 2003. The Notes may not be redeemed by us until May 30, 2008 but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require us to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.
     In addition, the contingent interest feature of the Notes requires us to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed for cash instead of converted into our common stock. Redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.
     Net proceeds received from the Notes in May 2003 were $194.0 million. We used $72.2 million of the net proceeds to repay the full amount outstanding on our $300.0 million revolving credit facility. The revolving credit facility was then cancelled. Net proceeds were also used to repurchase 2.0 million shares of our common stock for $43.5 million, concurrent with the offering of the Notes. The remaining proceeds of $78.3 million are being utilized for general corporate purposes.
     Note issuance costs of approximately $6.5 million are being amortized as a component of net interest expense over a five-year period. Note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2004 equaled $4.4 million.
     In connection with the May issuance of the Notes, we received ratings during the third quarter of 2003 from both Standard and Poor’s and Moody’s. Standard and Poor’s assigned an issuer rating of BB+, and rated our Notes BB-. Moody’s assigned an issuer rating of Ba2, and rated our Notes Ba3.
     In July 2003, we entered into a new three-year $200.0 million unsecured revolving credit facility with seven banks. The new revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the new revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and interest coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, we may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to earnings before interest expense, taxes, depreciation and amortization to exceed 3.00 to 1.00. Under the interest coverage ratio restriction, we may not allow the ratio of earnings before interest expense and taxes to interest expense to be less than 3.00 to 1.00. We are in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2004. After consideration of the facility’s covenants and $3.1 million of letters of credit issued under the facility, we have available credit under our revolving credit facility of $196.9 million at December 31, 2004.
     Fees paid in connection with the revolving credit facility of approximately $0.8 million are being amortized as a component of net interest expense over a three-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2004, equaled $0.4 million.
     We repurchased 75,600 shares of our common stock in 2004 for $2.1 million compared to 2,429,432 shares for $52.2 million in 2003 (including 2.0 million shares concurrent with the offering of the Notes) and 690 shares for less than $0.1 million in 2002. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 3,974,164 shares have been repurchased as of December 31, 2004. We will continue to make selective stock repurchases during 2005, the amount of which will depend on the market for our common stock and our financial position and liquidity.
     In September 2004, we acquired the net assets of a privately-held manufacturer of linear deceleration products for $3.9 million.
     We believe our current cash balances and future cash flows from operations, along with our borrowing capacity and access to financial markets are adequate to fund our strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.
     At December 31, 2004, our current ratio was 9.0 to 1 and working capital totaled $349.3 million, including $278.6 million of cash and cash equivalents. At December 31, 2003, the current ratio was 8.5 to 1 and working capital totaled $317.9 million, including cash and cash equivalents of $255.8 million. Inventories equaled $55.7 million at December 31, 2004, compared to $44.8 million at December 31, 2003. The increase is the result of higher sales and order activity, higher raw material prices, and the impact of a small product line acquisition during 2004.
     Our significant contractual obligations as of December 31, 2004 are set forth below.

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)
4% Contingent Convertible Senior Subordinated Notes due 2023 (redeemable beginning in 2008)	$200,000	$—	$—	$200,000	$—
Operating leases	6,219	2,044	2,865	1,182	128

Total	$206,219	$2,044	$2,865	$201,182	$128

     See the Notes to Consolidated Financial Statements (Note 3) for additional information on our 4% Contingent Convertible Senior Subordinated Notes due 2023. Interest payments on the Notes are expected to be $8.0 million per year. We expect to contribute $4.3 million to our pension plans and $1.1 million to our postretirement benefit plans in 2005.

Corporate Development
     Our corporate development efforts are aimed to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain an active acquisition program, which has made important contributions to our growth. Beginning in 2000, and including the acquisition of Purafil, Inc. in January 2005, we have acquired seven businesses for $169.3 million.
Litigation
     As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). The Transactions Lawsuit sought damages alleged by plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. During the second quarter of 2002, a $7.5 million provision was recorded in order to support our most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. In April 2004, the Court of Appeals issued its Summary Order affirming in all respects an earlier judgment of the District Court, which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. When the chances of this ruling being further appealed by the plaintiffs became remote, we reduced our previously recorded Transactions Lawsuit legal fee accrual by $1.7 million in the second quarter 2004 financial statements. This change in estimate increased second quarter net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004, $2.9 million in 2003 and $6.6 million in 2002.
     As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action. Further, the Company’s insurance carrier has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit will be fully covered under the Company’s insurance policy.
     We are a party to various other lawsuits and matters arising in the normal course of business that are pending. Refer to the Notes to Consolidated Financial Statements (Note 9) for further information.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
     We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. We have identified certain accounting policies and estimates, described below, that are the most critical to the portrayal of our current financial condition and results of operations.
     Loss Contingencies and Legal Costs – We record loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.
     We believe the accounting estimates related to loss contingencies and legal costs to be critical accounting estimates as contingent liabilities are often resolved over long time periods and estimation of probable losses and costs to litigate requires forecasts that often depend on judgments from third party experts and are based on potential actions by other third parties such as plaintiffs, juries, and regulators.
     To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 9) in this Annual Report for additional information regarding loss contingencies and legal costs.
     Impairment of Goodwill and Indefinite-Lived Intangible Assets – The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.
     We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of future discounted cash flows including an estimate for terminal value. We utilize a 10 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
     Trademarks are the Company’s only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying amounts. The fair value of the trademarks are calculated based on estimates of discounted future cash flows including an estimates for terminal values related to the net amount of royalty expenses avoided due to the existence of the trademarks.
     We believe the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because: the estimate of discounted future cash flows and terminal values, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; projected outcomes based on the assumptions made can vary; and the calculation of implied fair value is inherently subject to estimates.
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 10) in this Annual Report for additional information regarding goodwill and intangible assets.
     Impairment of Long-Lived Assets – We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we use an estimate of undiscounted future cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.
     We believe the accounting estimates related to long-lived asset impairment to be critical accounting estimates because: the estimate of undiscounted future cash flows, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the assumptions made can vary.
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 1 and Note 10) in this Annual Report for additional information regarding long-lived assets.
     Retirement Benefits – Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.
     We believe the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving yearly contribution and expense amounts as well as the amounts recorded for retirement benefits in our financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, inflation rates, salary growth rates, long-term return on plan assets, retirement rates, mortality rates and other factors.
     We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Discount rate assumptions are based on investment yields available on long-term bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends.
     Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. Retirement and mortality rates are based primarily on actual plan experience and mortality tables.
     The following table summarizes certain of the Company’s assumptions:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

     Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and postretirement benefits costs and obligations.
     To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 6) in this Annual Report for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.
     4% Contingent Convertible Senior Subordinated Notes – In May of 2003, we completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time.
     In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions are effective for reporting periods ending after December 15, 2004. Accordingly, beginning with the second quarter of 2003, prior period diluted earnings per share amounts have been restated to adjust net income by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.
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

     We believe that the impact the Notes have on the accounting for our diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of our current financial condition and results of operations. Application of EITF 04-8 has caused further dilution to our diluted earnings per share calculation, and redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.
     To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to the Notes to Consolidated Financial Statements (Note 2 and Note 3) and other discussions in this Annual Report.
     Income Taxes – We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors.
     We believe the accounting estimates related to income taxes to be critical accounting estimates because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 8) in this Annual Report for additional information regarding income taxes.
     Inventories – Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions regarding future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known or anticipated engineering change orders, new products, and other factors.
     We believe the accounting estimates related to inventories to be critical accounting estimates because the range of assumptions used to determine the valuation of inventories, while based on reasonable and supportable information, may change causing projected outcomes based on the assumptions to vary.
Forward-Looking Statements
     This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
     Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial and military aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and net earnings.
Increased competition in the Company’s key markets could result in a reduction in Kaydon’s revenues and earnings and adversely affect the Company’s financial condition.
     The industries in which we operate are fragmented and we face competition from multiple companies across our diverse product lines. We expect competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Perkin Elmer, Timken, SKF, and INA/ FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.
Future acquisitions may require Kaydon to incur costs and liabilities which may adversely affect the Company’s operating results.
     In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to the Company. Although it is our policy only to acquire companies in transactions which are accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the new businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. In addition, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify the Company. Future acquisitions may also result in potentially dilutive issuances of securities.
Political, economic and regulatory conditions inherent in the international markets in which Kaydon participates could adversely affect the Company’s financial condition.
     Typically, sales of our products from our foreign subsidiaries and from our domestic subsidiaries selling to foreign locations account for approximately 33.0 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.
     We generate significant revenues outside the United States. Currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.
     Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.
Kaydon’s manufactured critical performance products expose the Company to potential litigation-related costs which may adversely affect the Company’s financial position and operating results.
     As a provider of critical performance products in a variety of industries including aerospace, defense, construction, marine, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. The Company, along with certain other companies, is named as a defendant in a lawsuit arising from an August 2000 fatal accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation. We believe that the Company has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Further, we believe that the alleged damages claimed in this lawsuit, and the associated legal costs, will be fully covered under our insurance policy, but it is possible that such costs will not be covered by insurance and, if so, we will incur unknown additional direct costs. These claims have not been finally resolved or settled.
     In the past, costs related to legal proceedings and settlements have had a material effect on our business, financial condition, results of operations and liquidity. We cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed management’s current expectations and it is possible that such costs could have a material adverse effect on the Company. In addition, litigation is time consuming and could divert management attention and resources away from our business.
Failing to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 may adversely affect investor perceptions and the market value of Company common stock.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Kaydon Corporation has included in this Annual Report a report of management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting. Also included in this Annual Report is a report from the Company’s independent registered public accounting firm on their assessment of the effectiveness of the Company’s system of internal control, and on their evaluation of management’s assessment. In order to issue their report, management has documented both the design of the system of internal control, and the testing processes that support their evaluation and conclusion. While the Company and its independent registered public accounting firm believe that the Company maintained effective internal control over financial reporting as of December 31, 2004, the requirements of Section 404 are ongoing, and, if in the future the Company’s management or its independent registered public accounting firm determine that the internal controls are not effective, as defined under Section 404, investor perceptions of the Company may be adversely affected.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 15 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2004) would have an immaterial impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Kaydon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — INTERNAL CONTROL
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Kaydon Corporation and our report dated February 23, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As described in Note 2 of the consolidated financial statements, the Company changed its method of calculating diluted earnings per share in accordance with Emerging Issues Task Force 04-08, The Effects of Contingently Convertible Instruments on Diluted Earnings Per Share.
     Also, as described in Note 10, the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kaydon Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 23, 2005

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$278,586,000	$255,756,000
Accounts receivable, less allowance of $980,000 in 2004 and $1,186,000 in 2003	48,786,000	45,423,000
Inventories, net	55,730,000	44,840,000
Other current assets	9,925,000	14,231,000

Total current assets	393,027,000	360,250,000

Property, plant and equipment, at cost:
Land and improvements	2,863,000	3,277,000
Buildings and leasehold improvements	46,258,000	45,882,000
Machinery and equipment	183,047,000	179,012,000

	232,168,000	228,171,000
Less: accumulated depreciation and amortization	(146,140,000)	(143,464,000)

	86,028,000	84,707,000

Goodwill, net	113,375,000	112,183,000
Other intangible assets, net	9,200,000	8,903,000
Other assets	17,494,000	24,331,000

	$619,124,000	$590,374,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,735,000	$13,488,000
Accrued expenses:
Employee benefits	3,804,000	3,602,000
Salaries and wages	7,516,000	6,544,000
Dividends payable	3,384,000	3,378,000
Accrued legal costs	75,000	2,387,000
Other accrued expenses	5,385,000	5,979,000
Taxes payable	5,797,000	6,944,000

Total current liabilities	43,696,000	42,322,000

Long-term debt	200,066,000	200,128,000
Long-term postretirement and postemployment benefit obligations	64,524,000	63,890,000
Other long-term liabilities	2,157,000	3,515,000

Total long-term liabilities	266,747,000	267,533,000

Shareholders’ Equity:
Preferred stock- ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock- ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2004 and 2003)	3,693,000	3,693,000
Paid-in capital	47,399,000	46,948,000
Retained earnings	450,456,000	425,645,000
Less: Treasury stock, at cost; (8,720,648 and 8,778,662 shares in 2004 and 2003)	(184,781,000)	(186,048,000)
Less: Restricted stock awards; (360,293 and 295,918 shares in 2004 and 2003)	(6,908,000)	(5,312,000)
Accumulated other comprehensive loss	(1,178,000)	(4,407,000)

	308,681,000	280,519,000

	$619,124,000	$590,374,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net Sales	$333,811,000	$294,092,000	$279,410,000
Cost of sales	204,668,000	188,508,000	184,061,000

Gross Profit	129,143,000	105,584,000	95,349,000
Selling, general and administrative expenses	63,606,000	49,862,000	49,493,000
Litigation-related charge	—	—	7,500,000

Operating Income	65,537,000	55,722,000	38,356,000
Interest expense	(9,589,000)	(6,289,000)	(1,885,000)
Interest income	3,987,000	2,493,000	2,695,000

Income Before Income Taxes	59,935,000	51,926,000	39,166,000
Provision for income taxes	21,577,000	18,174,000	13,740,000

Income Before Cumulative Effect of Accounting Change	38,358,000	33,752,000	25,426,000

Cumulative Effect of Accounting Change (goodwill impairment), net of income tax credit of $3,544,000	—	—	(13,222,000)

Net Income	$38,358,000	$33,752,000	$12,204,000

Earnings Per Share – Before Cumulative Effect of Accounting Change
Basic	$1.38	$1.18	$0.85

Diluted	$1.27	$1.14	$0.85

Loss Per Share – Cumulative Effect of Accounting Change
Basic	—	—	$(0.44)

Diluted	—	—	$(0.44)

Earnings Per Share
Basic	$1.38	$1.18	$0.41

Diluted	$1.27	$1.14	$0.41

Dividends Declared Per Share	$0.48	$0.48	$0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss	Total

Balance, December 31, 2001		$3,691,000	$45,017,000	$408,058,000	$(135,782,000)	$(9,619,000)	$(7,561,000)	$303,804,000
Net income, 2002	$12,204,000	—	—	12,204,000	—	—	—	12,204,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $(4,700,000) tax	(7,828,000)	—	—	—	—	—	(7,828,000)	(7,828,000)
Cumulative translation adjustments	3,624,000	—	—	—	—	—	3,624,000	3,624,000

Comprehensive income	$8,000,000

Cash dividends declared		—	—	(14,629,000)	—	—	—	(14,629,000)
Board of Directors deferred compensation		—	103,000	—	—	—	—	103,000
Issuance of 20,750 shares of common stock under stock option plans		2,000	516,000	—	—	—	—	518,000
Purchase of 690 shares of treasury stock		—	—	—	(20,000)	—	—	(20,000)
Restricted stock award grants		—	—	—	1,149,000	(1,149,000)	—	—
Restricted stock award cancellations		—	—	—	(4,793,000)	4,793,000	—	—
Amortization of restricted stock awards		—	—	—	—	973,000	—	973,000
Restricted stock award market value adjustments		—	378,000	—	—	(378,000)	—	—

Balance, December 31, 2002		$3,693,000	$46,014,000	$405,633,000	$(139,446,000)	$(5,380,000)	$(11,765,000)*	$298,749,000
Net income, 2003	$33,752,000	—	—	33,752,000	—	—	—	33,752,000
Other comprehensive income, net of tax:
Minimum pension liability, net of $150,000 tax	251,000	—	—	—	—	—	251,000	251,000
Cumulative translation adjustments	7,107,000	—	—	—	—	—	7,107,000	7,107,000

Comprehensive income	$41,110,000

Cash dividends declared		—	—	(13,740,000)	—	—	—	(13,740,000)
Board of Directors deferred compensation		—	106,000	—	—	—	—	106,000
Issuance of 205,700 shares of common stock under stock option plans		—	784,000	—	4,420,000	—	—	5,204,000
Purchase of 2,429,432 shares of treasury stock		—	—	—	(52,193,000)	—	—	(52,193,000)
Restricted stock award grants		—	44,000	—	1,460,000	(1,504,000)	—	—
Restricted stock award cancellations		—	—	—	(289,000)	289,000	—	—
Amortization of restricted stock awards		—	—	—	—	1,283,000	—	1,283,000

Balance, December 31, 2003		$3,693,000	$46,948,000	$425,645,000	$(186,048,000)	$(5,312,000)	$(4,407,000)*	$280,519,000
Net income, 2004	$38,358,000	—	—	38,358,000	—	—	—	38,358,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $(573,000) tax	(955,000)	—	—	—	—	—	(955,000)	(955,000)
Cumulative translation adjustments	4,184,000	—	—	—	—	—	4,184,000	4,184,000

Comprehensive income	$41,587,000

Cash dividends declared		—	—	(13,547,000)	—	—	—	(13,547,000)
Board of Directors deferred compensation		—	119,000	—	—	—	—	119,000
Issuance of 3,733 shares of common stock under the Board of Directors deferred compensation plan		—	(106,000)	—	106,000	—	—	—
Issuance of 5,000 shares of common stock under stock option plans		—	(16,000)	—	146,000	—	—	130,000
Purchase of 75,600 shares of treasury stock		—	—	—	(2,117,000)	—	—	(2,117,000)
Restricted stock award grants		—	454,000	—	3,408,000	(3,862,000)	—	—
Restricted stock award cancellations		—	—	—	(276,000)	276,000	—	—
Amortization of restricted stock awards		—	—	—	—	1,990,000	—	1,990,000

Balance, December 31, 2004		$3,693,000	$47,399,000	$450,456,000	$(184,781,000)	$(6,908,000)	$(1,178,000)*	$308,681,000

*	Comprised of cumulative translation adjustments of $7,627,000, $3,443,000, and $(3,664,000) and minimum pension liability of $(8,805,000), $(7,850,000), and $(8,101,000) as of December 31, 2004, 2003 and 2002.
The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$38,358,000	$33,752,000	$12,204,000
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of accounting change, net of tax	—	—	13,222,000
Depreciation and amortization	14,664,000	13,866,000	13,725,000
Deferred financing fees	1,574,000	873,000	—
Deferred taxes	7,009,000	7,528,000	(787,000)
Tax benefit related to stock options exercised	15,000	100,000	43,000
Postretirement and postemployment benefit obligations	(1,027,000)	4,206,000	2,265,000
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(2,144,000)	(6,084,000)	1,087,000
Inventories	(8,993,000)	3,338,000	8,987,000
Other assets	2,253,000	(2,391,000)	10,945,000
Accounts payable	3,817,000	2,485,000	109,000
Accrued expenses and taxes payable	(1,543,000)	2,955,000	444,000

Net cash from operating activities	53,983,000	60,628,000	62,244,000

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	(3,864,000)	—	(4,401,000)
Additions to property, plant and equipment, net	(12,365,000)	(11,918,000)	(8,821,000)

Net cash used in investing activities	(16,229,000)	(11,918,000)	(13,222,000)

Cash Flows from Financing Activities:
Cash dividends paid	(13,541,000)	(14,017,000)	(14,616,000)
Proceeds from contingent convertible notes	—	200,000,000	—
Contingent convertible notes and credit facility issuance costs	—	(7,326,000)	—
Payments on debt	(90,000)	(72,282,000)	(40,160,000)
Proceeds from exercise of stock options	115,000	5,104,000	475,000
Purchase of treasury stock	(2,117,000)	(52,193,000)	(20,000)

Net cash from (used in) financing activities	(15,633,000)	59,286,000	(54,321,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	709,000	1,459,000	(267,000)
Net cash used in Discontinued Operations	—	—	(703,000)

Net Increase (Decrease) in Cash and Cash Equivalents	22,830,000	109,455,000	(6,269,000)
Cash and Cash Equivalents – Beginning of Year	255,756,000	146,301,000	152,570,000

Cash and Cash Equivalents – End of Year	$278,586,000	$255,756,000	$146,301,000

Cash expended for income taxes (net of a refund of $10,101,000 in 2002)	$14,695,000	$3,976,000	$3,856,000

Cash expended for interest	$8,015,000	$4,603,000	$1,965,000

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
Use of Estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2004, there were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, long-lived asset valuations including goodwill and indefinite-lived intangible assets (Note 10), income taxes (Note 8), accruals related to litigation and environmental reserves (Note 9), and pension and other postretirement benefit plan assumptions (Note 6). While the Company does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or results of future operations, actual results may differ from estimates provided.
Cash and Cash Equivalents:
     The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2004, the Company had $63.5 million invested in investment grade prime commercial paper of several United States issuers and municipal tax notes, $168.2 million invested in various money market and other short-term funds, $16.4 million invested in time-deposits and other interest bearing accounts, and $27.6 million invested in U.S. Government treasury bills.
Inventories:
     Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2004	2003

Raw material	$18,019,000	$16,500,000
Work in progress	17,015,000	13,434,000
Finished goods	20,696,000	14,906,000

	$55,730,000	$44,840,000

Property, Plant and Equipment, and Other Long-Lived Assets:
     Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $11.8 million, $11.7 million and $11.2 million in 2004, 2003, and 2002. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years
     Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2004.
Other Assets:
     Other assets primarily include deferred debt issuance costs and deferred tax assets, which are discussed further in Notes 3 and 8.
Derivative Financial Instruments:
     The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of

NOTES TO CONSOLIDATED Financial Statements (continued)
fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive loss in the consolidated financial statements, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2004, the Company’s outstanding forward exchange contracts were immaterial.
Foreign Currency Translation:
     Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive loss in the consolidated financial statements. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses in the consolidated financial statements. Net exchange gains recorded in 2004, 2003 and 2002 equaled $1.3 million, $1.5 million and $0.9 million and are reported as a component of selling, general and administrative expenses in the Consolidated Statements of Income.
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

	2004	2003	2002

Reported net income	$38,358,000	$33,752,000	$12,204,000
Add: Total stock-based compensation expense included in reported net income, net of tax	1,274,000	834,000	631,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,406,000)	(1,027,000)	(1,177,000)

Pro-forma net income	$38,226,000	$33,559,000	$11,658,000

Earnings per share-
Basic:
As reported	$1.38	$1.18	$0.41
Pro-forma	$1.37	$1.17	$0.39
Earnings per share-
Diluted:
As reported	$1.27	$1.14	$0.41
Pro-forma	$1.27	$1.14	$0.39

     The Company’s stock-based compensation plans are discussed further in Note 4.
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2004, the fair value of long-term debt is approximately 27 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.
Revenue Recognition:
     The Company recognizes revenue when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based upon the age of the outstanding balance and the credit standing of the related customer. The Company

NOTES TO CONSOLIDATED Financial Statements (continued)
charges off accounts receivable when it becomes apparent that amounts will not be collected.
Comprehensive Income:
     Comprehensive income primarily consists of net income, minimum pension liability adjustments and cumulative foreign currency translation adjustments, and is presented in the Consolidated Statements of Shareholders’ Equity.
Impact of Recently Issued Accounting Pronouncement:
     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” This revision will require Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but earlier adoption is allowed for periods for which financial statements have not been issued. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, Kaydon will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro-forma disclosures. For periods before the effective date, Kaydon anticipates that it will not restate the financial statements to reflect compensation cost previously reported in the pro-forma footnote disclosures under the provisions of SFAS No. 123. The Company is currently evaluating the provisions of the revised Statement, but does not expect the impact of adoption to be significant.
Legal Costs:
     Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.
Other:
     In 2002 the Company’s cash flow included net payments of $0.7 million relating to discontinued operations. The discontinued operations were disposed in the fourth quarter of 2001.
NOTE 2 EARNINGS PER SHARE
      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share before cumulative effect of accounting change for each of the last three years:

	2004	2003	2002

Numerators:
Numerator for basic earnings per share, net income	$38,358,000	$33,752,000	$25,426,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	5,953,000	3,642,000	—

Numerator for diluted earnings per share	$44,311,000	$37,394,000	$25,426,000

Denominators:
Denominator for basic earnings per share, weighted average common shares outstanding	27,872,000	28,579,000	29,989,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	58,000	22,000	15,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	4,172,000	—

Denominator for diluted earnings per share	34,789,000	32,773,000	30,004,000

Earnings Per Share – Before Cumulative Effect of Accounting Change:
Basic	$1.38	$1.18	$0.85

Diluted	$1.27	$1.14	$0.85

NOTES TO CONSOLIDATED Financial Statements (continued)
     During 2004, 2003 and 2002 certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share for part of the year because at various times during the year the options’ exercise price was greater than the average market price of the common shares. Also, certain options granted to purchase 63,000 shares of common stock at prices ranging from $28.35 to $33.31 were excluded from the computation of diluted earnings per share for 2003 and 2002 because the options’ exercise price was greater than the average market price of the common shares.
     In May 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The Notes are discussed further in Note 3.
     In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions are effective for reporting periods ending after December 15, 2004. Accordingly, the diluted earnings per share amount for the year ended December 31, 2003, previously reported as $1.18, has been restated to adjust net income by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.
NOTE 3 LONG-TERM DEBT
      The Company’s Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require the Company to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.
     Interest expense on the Notes equaled $8.0 and $4.8 million during 2004 and 2003. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during 2004 and 2003 was $1.3 million and $0.8 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003 equaled $4.4 million and $5.7 million.
     The Company’s revolving credit facility, which is unsecured, provides for borrowings and the issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2004. After consideration of the facility’s covenants and $3.1 million

NOTES TO CONSOLIDATED Financial Statements (continued)
of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $196.9 million at December 31, 2004.
     The Company’s outstanding debt was as follows at December 31:

	2004	2003

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Bank revolving credit facility	—	—
Other	128,000	218,000

Total debt	200,128,000	200,218,000
Less current maturities	62,000	90,000

Long-term debt	$200,066,000	$200,128,000

NOTE 4 STOCK-BASED COMPENSATION
      The Company’s 1999 Long Term Stock Incentive Plan (“Incentive Plan”), provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain reacquisitions of shares by the Company, for stock-based incentives in various forms. The Company also has the 2003 Non-Employee Directors Equity Plan (“Directors Plan”), which replaced the 1993 Non-Employee Directors Stock Option Plan, which provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. In addition, the Company’s Director Deferred Compensation Plan (“Director Deferred Plan”) provides for the issuance of Company common stock to non-employee members of the Company’s Board of Directors who elect to defer all or a portion of their fees for services earned as a member of the Board of Directors into a common stock account.
     Pursuant to the Incentive Plan, the Company granted restricted stock awards for 131,285 shares, 76,130 shares, and 48,660 shares of Company common stock during 2004, 2003 and 2002, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 5,000 shares and 4,000 shares during 2004 and 2003, to non-employee members of the Company’s Board of Directors. At December 31, 2004 restricted stock awards of 360,293 shares remain outstanding. During 2004, 11,404 shares were canceled and 60,506 shares vested. During 2003, 12,356 shares were canceled and 42,412 shares vested. During 2002, 178,220 shares were canceled because specific diluted earnings per share and common stock price performance criteria were not achieved by the Company during 2002 and prior years. Prior to their cancellation at the end of 2002, the deferred compensation associated with these performance-based shares was based on the market price of Company common stock during each reporting period and the degree to which the performance criteria had been met, and did change each reporting period. The deferred compensation associated with the 360,293 shares outstanding at December 31, 2004 is fixed and will vest over the awards’ five- to ten-year vesting periods. Compensation expense for the vesting of restricted stock awards was $2.0 million, $1.3 million and $1.0 million in 2004, 2003 and 2002. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $28.34, $18.76 and $23.60 in 2004, 2003 and 2002. The unamortized value of unvested restricted stock awards aggregating $6.9 million at December 31, 2004 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.
     Pursuant to the Director Deferred Plan, the Company has provided for 12,960 shares, 12,703 shares, and 7,832 shares of Company common stock, known as phantom stock units, as of December 31, 2004, 2003, and 2002 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in each of 2004, 2003, and 2002.
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

NOTES TO CONSOLIDATED Financial Statements (continued)
     A summary of stock option information is as follows:

	2004		2003		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	177,000	$25.82	425,200	$25.30	466,450	$26.38
Granted	17,500	$26.19	14,000	$22.60	50,000	$24.00
Exercised	(5,000)	$22.99	(205,700)	$24.81	(20,750)	$22.89
Canceled	(51,000)	$30.99	(56,500)	$24.81	(70,500)	$32.36

Outstanding at End of Year	138,500	$24.06	177,000	$25.82	425,200	$25.30

Exercisable at End of Year	78,350	$23.70	85,250	$28.08	313,450	$25.51

Weighted Avg. Fair Value of Options Granted	$9.02		$7.09		$9.52

     The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	4.7%	3.0%	4.7%
Expected dividend yield	2.0%	2.0%	1.1%
Expected life	5 or 10 years	5 or 10 years	5 or 10 years
Expected volatility	26.7%	28.7%	35.1%

     Options outstanding at December 31, 2004, are as follows:

					Wtd.
				Wtd.	Avg.
				Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:
Under $25.00:
Exercisable	58,350	$20.81	$24.40	$22.29	2.33
Non-exercisable	37,650	$21.10	$24.40	$23.27	5.32

	96,000	$20.81	$24.40	$22.67	3.51

Over $25.00:
Exercisable	20,000	$26.01	$28.35	$27.80	1.99
Non-exercisable	22,500	$26.01	$28.35	$26.64	7.37

	42,500	$26.01	$28.35	$27.19	4.84

Total options	138,500	$20.81	$28.35	$24.06	3.91

     At December 31, 2004, 3,450,113 shares remained available for grant under the Incentive Plan, and 259,500 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation.
NOTE 5 SHAREHOLDERS RIGHTS PLAN
      On May 4, 2000, the Board of Directors of the Company adopted a shareholders rights plan, which attached one right to each share of Company common stock held by shareholders of record at the close of business on June 12, 2000. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The rights will become exercisable only if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of Company common stock. Each right will entitle the shareholder to purchase one one-thousandth of a share of a new

NOTES TO CONSOLIDATED Financial Statements (continued)
series of preferred stock at an exercise price of one hundred dollars ($100.00) per right. The rights will expire at the close of business on May 4, 2010, unless earlier redeemed by the Company.
NOTE 6 EMPLOYEE BENEFIT PLANS
      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employees salary and totaled $938,000, $824,000 and $862,000 in 2004, 2003 and 2002.
     The Company maintains several defined benefit pension plans, which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment.
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
     The Company uses a September 30 measurement date for its plans.
Obligations and Funded Status

	Pension Benefits		Postretirement Benefits

	2004	2003	2004	2003

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(81,365,000)	$(74,514,000)	$(24,669,000)	$(22,161,000)
Service cost	(2,358,000)	(2,227,000)	(668,000)	(714,000)
Interest cost	(4,976,000)	(5,032,000)	(1,329,000)	(1,496,000)
Plan amendments	(512,000)	—	—	125,000
Actuarial gain (loss)	(2,920,000)	(3,064,000)	7,170,000	(912,000)
Benefits paid	3,910,000	3,472,000	640,000	489,000

Benefit obligation, September 30	(88,221,000)	(81,365,000)	(18,856,000)	(24,669,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	45,285,000	42,100,000	—	—
Actual return on plan assets	4,428,000	5,285,000	—	—
Company contributions	5,782,000	1,372,000	640,000	489,000
Plan participants’ contributions	—	—	158,000	430,000
Benefits paid	(3,910,000)	(3,472,000)	(798,000)	(919,000)

Fair value of plan assets, September 30	51,585,000	45,285,000	—	—

Funded Status	(36,636,000)	(36,080,000)	(18,856,000)	(24,669,000)
Unrecognized prior service cost	349,000	610,000	(7,371,000)	(8,476,000)
Unrecognized net loss (gain)	20,459,000	19,257,000	(7,973,000)	(1,285,000)

Accrued benefit cost, September 30	(15,828,000)	(16,213,000)	(34,200,000)	(34,430,000)
Contributions for fourth quarter	480,000	271,000	197,000	215,000

Accrued benefit cost, December 31	$(15,348,000)	$(15,942,000)	$(34,003,000)	$(34,215,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(29,837,000)	$(29,210,000)	$(34,003,000)	$(34,215,000)
Intangible asset	401,000	708,000	—	—
Deferred tax asset	5,283,000	4,710,000	—	—
Accumulated other comprehensive income	8,805,000	7,850,000	—	—

Net amount recognized	$(15,348,000)	$(15,942,000)	$(34,003,000)	$(34,215,000)

NOTES TO CONSOLIDATED Financial Statements (continued)
     As of both September 30, 2004 and September 30, 2003 all of the Company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $88,221,000, $81,458,000, and $51,585,000, respectively, as of September 30, 2004 and $81,365,000, $74,756,000, and $45,285,000, respectively, as of September 30, 2003.
     Included in other comprehensive income for the year ended December 31, 2004 is an increase in the additional minimum pension liability of $955,000, net of tax. Included in other comprehensive income for the year ended December 31, 2003 is a decrease in the additional minimum pension liability of $251,000, net of tax.

	Pension Benefits

	2004	2003	2002

Components of Net Periodic Benefit Cost:
Service cost	$2,358,000	$2,227,000	$1,886,000
Interest cost	4,976,000	5,032,000	4,843,000
Expected return on plan assets	(3,803,000)	(3,789,000)	(4,917,000)
Amortization of:
Unrecognized net transition obligation	—	21,000	35,000
Unrecognized net prior service cost	773,000	1,076,000	1,084,000
Unrecognized net loss	1,093,000	1,067,000	3,000

Net periodic benefit cost	$5,397,000	$5,634,000	$2,934,000

     Included in the above tables that provide a summary of the Company’s Pension Benefits is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present values of the accumulated benefit obligation and the projected benefit obligation related to this non-qualified pension plan both totaled $7,304,000 at September 30, 2004, and totaled $7,598,000 and $7,615,000 at September 30, 2003. In the fourth quarter of 2004 one of the employees covered by this plan passed away. Since the death occurred after the September 30, 2004 measurement date the September 30, 2004 liabilities have not been adjusted. The death reduced the projected benefit obligations by $1,647,000. Net periodic benefit cost for this plan was $1,228,000, $1,226,000 and $1,130,000 in 2004, 2003 and 2002. Excluding this non-qualified plan, the Company’s underfunded status on its qualified pension plans was $29,332,000 and $28,465,000 at September 30, 2004, and 2003.

	Postretirement Benefits

	2004	2003	2002

Components of Net Periodic Benefit Cost:
Service cost	$668,000	$714,000	$633,000
Interest cost	1,329,000	1,496,000	1,673,000
Amortization of:
Unrecognized net prior service cost	(1,104,000)	(1,087,000)	(1,087,000)
Unrecognized net gain	(485,000)	(299,000)	(185,000)

Net periodic benefit cost	$408,000	$824,000	$1,034,000

     During the second quarter of 2004, the Financial Accounting Standards Board issued their Staff Position No. FAS 106-2 which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As allowed under FAS 106-2, the Company elected the prospective application method for recognizing the effects of the Act on its postretirement benefit plans. Under the prospective application method the Company’s postretirement benefit costs were reduced by $0.6 million during 2004. This Act also has the effect of reducing the accumulated postretirement benefit obligation by $6.7 million.
     For measurement purposes, an 8.0 percent annual rate of increase for participants under 65 years of age and a 9.0 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2004. The health care cost trend rates assumed for 2005 are 7.33 percent for participants under 65 years of age and 8.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to 6.0 percent by 2007 and remain at that level thereafter. The assumed dental cost trend rate for 2004 and all future years is 6.0 percent. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent increase in the assumed health care cost trend rates would

NOTES TO CONSOLIDATED Financial Statements (continued)
have increased the net periodic benefit cost by $0.3 million during 2004 and would have increased the accumulated postretirement benefit obligation at December 31, 2004 by $3.0 million. A 1.0 percent decrease in the assumed health care cost trend rates would have decreased the net periodic benefit cost by $0.3 million during 2004 and would have decreased the accumulated postretirement benefit obligation at December 31, 2004 by $2.4 million.
Additional Information

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

     The Company determines the overall expected long-term rate of return for plan assets by evaluating the historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price/earnings ratios and volatility of returns. For various fixed income asset categories expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks, and long-term default rates. For other asset classes, including real estate, expected long-term returns are determined through consideration of certain factors, which may include historical returns, dividend yields, inflation, benchmark returns and net asset values.
     The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk to the plan and increases in funding requirements. Risk tolerance is established through consideration of plan liabilities, plan funded status and the Company’s financial condition.
     The Company’s investment policy for plan assets utilizes a diversified blend of equity, fixed income and real estate investments to maximize the expected return on plan assets at acceptable levels of risk. A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at September 30

	2004	2004	2003
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity	65%	63%	64%
International equity	10%	10%	—
Fixed income	20%	19%	—
Real estate	5%	5%	—
Cash	—	3%	36%

Total	100%	100%	100%

     Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. The Company may not invest in private equity or hedge funds and investments within categories are to be diversified among individual issues. All actual allocations are within the target ranges in the investment policy. Equity securities included 160,000 shares of the Company’s common stock at September 30, 2003. These shares had a value of $4,134,000 as of December 31, 2003.

NOTES TO CONSOLIDATED Financial Statements (continued)
Cash Flows
     The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2005	$4,127,000	$1,073,000
2006	$4,666,000	$875,000
2007	$4,876,000	$927,000
2008	$5,302,000	$972,000
2009	$5,591,000	$1,030,000
2010-2014	$31,516,000	$6,153,000

     The Company expects to contribute approximately $4.3 million to its pension plans in 2005.
NOTE 7 LEASE COMMITMENTS
      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows:

Year ending December 31,
2005	$2,044,000
2006	$1,579,000
2007	$1,286,000
2008	$798,000
2009	$384,000
Thereafter	$128,000

     Aggregate rental expense charged to operations was $2,018,000, $1,663,000 and $1,436,000 in 2004, 2003, and 2002.
NOTE 8 INCOME TAXES
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
     The components of income before income taxes and the cumulative effect of accounting change are as follows:

	2004	2003	2002

Domestic	$49,155,000	$40,841,000	$33,638,000
Foreign	10,780,000	11,085,000	5,528,000

	$59,935,000	$51,926,000	$39,166,000

     The provision for income taxes on income before the cumulative effect of accounting change consisted of the following:

	2004	2003	2002

Current:
U.S. Federal	$9,817,000	$6,470,000	$10,929,000
State	1,221,000	732,000	1,422,000
Foreign	3,530,000	3,444,000	2,176,000

	14,568,000	10,646,000	14,527,000

Deferred:
U.S. Federal	5,913,000	6,198,000	(861,000)
State	577,000	589,000	(51,000)
Foreign	519,000	741,000	125,000

	7,009,000	7,528,000	(787,000)

	$21,577,000	$18,174,000	$13,740,000

     The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate before the cumulative effect of accounting change:

	2004	2003	2002

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	1.7	2.3
U.S. federal tax benefit of extraterritorial income exclusion	(1.4)	(1.0)	(1.5)
Differences in income taxes on foreign earnings, losses and remittances	1.8	(.4)	(.1)
Other, net	.6	(.3)	(.6)

Effective tax rate	36.0%	35.0%	35.1%

     The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. As the calculation of tax benefits and liabilities involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions, the Company recognizes tax benefits and liabilities based on an estimate of whether, and the extent to which, taxes will be ultimately due. The 2004 income tax rate reflects a state tax benefit for tax audit settlements, for deductions previously not recognized for financial reporting purposes.
     The 2004 income tax rate also reflects U.S. income taxes on the remittance of certain earnings of foreign subsidiaries as dividends to the extent not offset by available foreign tax credits. In the above table, certain prior year amounts have been reclassified to conform with the presentation used in 2004 related to

NOTES TO CONSOLIDATED Financial Statements (continued)
differences in income taxes on foreign earnings, losses and remittances.
     The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2004 and 2003 were as follows:

	2004	2003

Deferred tax assets:
Postretirement and postemployment benefit obligations	$24,503,000	$22,270,000
Financial accruals and reserves not currently deductible	6,130,000	6,642,000
Inventory basis differences	5,858,000	7,854,000
Foreign operating loss carryforwards	427,000	1,591,000
Federal tax credit carryforwards	106,000	789,000
Valuation allowance	(161,000)	(161,000)

	36,863,000	38,985,000

Deferred tax liabilities:
Plant and equipment basis differences	(11,213,000)	(11,105,000)
Intangibles	(1,749,000)	(644,000)
Additional interest deduction on contingent convertible notes	(5,650,000)	(2,047,000)
Other	(740,000)	(668,000)

	(19,352,000)	(14,464,000)

Net deferred tax asset	$17,511,000	$24,521,000

     The Company had available foreign net operating loss carryforwards of $427,000 and $1,591,000 at December 31, 2004 and 2003 that have an indefinite life and are subject to a valuation allowance of $161,000 at December 31, 2004 and 2003. In addition, at December 31, 2004 the Company had federal tax credit carryforwards of $106,000, which expire in 2011. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.
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
     The net deferred tax asset recorded as an other current asset in the Consolidated Balance Sheets was $6,537,000 and $8,905,000 at December 31, 2004 and 2003. The net deferred tax asset recorded as a long-term other asset in the Consolidated Balance Sheets was $10,974,000 and $15,616,000 at December 31, 2004 and 2003. Undistributed earnings of foreign subsidiaries were $26,330,000 at December 31, 2004. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.
     On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the U.S. pursuant to a domestic investment plan. The temporary incentive is available to the Company in 2005. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision and Congress may introduce legislation that provides for certain technical corrections to the Act. The Company has not completed its evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provisions as well as numerous tax, legal, treasury and business considerations, but expects to determine the potential dividends it may pursue, if any, and the related tax implications within a reasonable period of time after additional guidance is issued.
NOTE 9 CONTINGENCIES
      As previously reported, the Company, along with certain other companies, was named as a defendant in a lawsuit filed in 1996 in the United States District Court for the Southern District of New York (the “Transactions Lawsuit”). The Transactions Lawsuit sought damages alleged by

NOTES TO CONSOLIDATED Financial Statements (continued)
plaintiffs to be an amount of $700 million, plus interest and punitive damages against the defendants collectively. During the second quarter of 2002, a $7.5 million provision was recorded in order to support the Company’s most current and best estimate of the cost to continue to litigate the Transactions Lawsuit. In April 2004, the Court of Appeals issued its Summary Order affirming in all respects an earlier judgment of the District Court, which granted the motion for summary judgment, dismissing the case in its entirety against all defendants. When the chances of this ruling being further appealed by the plaintiffs became remote, the Company reduced its previously recorded Transactions Lawsuit legal fee accrual by $1.7 million in the second quarter 2004 financial statements. This change in estimate increased second quarter net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004, $2.9 million in 2003 and $6.6 million in 2002.
     As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action. Further, the Company’s insurance carrier has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit will be fully covered under the Company’s insurance policy.
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. During the fourth quarter of 2004, based on the favorable results of remediation efforts to-date, the Company reduced its environmental reserves by $1.1 million. This change in estimate increased net income by $0.7 million. As of December 31, 2004, an undiscounted accrual in the amount of $2.1 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, remains in other long-term liabilities in the consolidated financial statements.
     Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.
NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS
      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” As a result, as of January 1, 2002, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, but performs an annual impairment analysis.
     As required by SFAS No. 142, the Company compared the fair values of the Company’s reporting units with the reporting units’ carrying amounts as of January 1, 2002. Fair values of the reporting units were estimated using the present value of expected future cash flows. As a result, the Company identified two reporting units whose carrying amount exceeded their fair value, which indicated potential goodwill impairment. For purposes of reporting segment information, both reporting units are included in “Other.” The aggregate total carrying amount of goodwill at

NOTES TO CONSOLIDATED Financial Statements (continued)
these two reporting units was $19.3 million as of January 1, 2002. The Company engaged a valuation specialist who assisted it in determining that the implied fair value of the goodwill of the two aforementioned reporting units equaled $2.5 million. Therefore, in accordance SFAS No. 142, as of January 1, 2002 the Company recognized as the cumulative effect of a change in accounting principle a pre-tax, non-cash goodwill impairment loss of $16.8 million ($13.2 million or $0.44 per share on an after tax, diluted basis).
     During the second quarter of 2004, the Company determined that the fair value of one of the aforementioned reporting units had again been reduced to an amount less than the reporting unit’s carrying amount. A change in competitive dynamics resulted in a reduction of this reporting unit’s fair value. As calculated in accordance with SFAS No. 142, there is no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter of 2004, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss, which equaled $1.2 million after tax.
     During the third quarter of 2004, the Company completed its annual goodwill impairment test of the Company’s reporting units. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2004, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
     In September 2004, the Company acquired the net assets of a privately-held manufacturer of linear deceleration products for $3.9 million, of which $0.6 million was assigned to trademarks acquired, $0.6 million was assigned to various other intangible assets acquired, and $1.1 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives, but will be subject to annual impairment testing. The other intangible assets will be amortized over their respective useful lives ranging from less than one year for backlog to 10 years for distributor agreements and customer relationships. The goodwill is being reported as part of the Company’s Velocity Control Products reporting segment and will not be amortized, but will be subject to annual impairment testing.
     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Friction and			Power and
	Motion	Velocity		Data
	Control	Control	Sealing	Transmission
	Products	Products	Products	Products	Other	Total

Balance as of January 1, 2003	$28,914,000	$41,817,000	$186,000	$10,764,000	$27,089,000	$108,770,000
Effect of foreign currency exchange rate changes	1,783,000	—	—	1,630,000	—	3,413,000

Balance as of December 31, 2003	$30,697,000	$41,817,000	$186,000	$12,394,000	$27,089,000	$112,183,000

Goodwill acquired	—	1,062,000	—	—	—	1,062,000
Impairment losses	—	—	—	—	(1,934,000)	(1,934,000)
Effect of foreign currency exchange rate changes	1,343,000	—	—	721,000	—	2,064,000

Balance as of December 31, 2004	$32,040,000	$42,879,000	$186,000	$13,115,000	$25,155,000	$113,375,000

     In the above table, goodwill of $3.7 million has been reclassified from the Power and Data Transmission Products segment to “Other” in the 2003 balances previously reported.

NOTES TO CONSOLIDATED Financial Statements (continued)
     Other intangible assets are summarized as follows:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer lists	$7,740,000	$2,967,000	$7,740,000	$2,193,000
Patents	1,233,000	263,000	1,124,000	164,000
Distributor agreements	374,000	12,000	—	—
Customer relationships	94,000	3,000	—	—
Backlog	11,000	11,000	—	—

	$9,452,000	$3,256,000	$8,864,000	$2,357,000

     Intangible assets are being amortized on a straight-line basis over periods of 1 to 20 years.

	2004	2003
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$3,004,000	$2,396,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2003	$840,000
For the year ended December 31, 2004	$899,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2005	$963,000
For the year ending December 31, 2006	$887,000
For the year ending December 31, 2007	$887,000
For the year ending December 31, 2008	$887,000
For the year ending December 31, 2009	$887,000

NOTE 11 ASSETS HELD FOR SALE
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
NOTE 12 BUSINESS SEGMENT INFORMATION
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

NOTES TO CONSOLIDATED Financial Statements (continued)
     Sealing Products – complex and standard ring and seal products used in demanding industrial, aerospace and defense applications. Products include engine rings, sealing rings and shaft seals.
     Power and Data Transmission Products – complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards.
     Other – filter elements and filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.
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

	2004	2003	2002

Net sales
Friction and Motion Control Products
External customers	$163,491,000	$138,304,000	$131,794,000
Intersegment	332,000	344,000	343,000

	163,823,000	138,648,000	132,137,000

Velocity Control Products	51,011,000	43,078,000	34,883,000

Sealing Products
External customers	35,035,000	37,510,000	33,705,000
Intersegment	(79,000)	—	—

	34,956,000	37,510,000	33,705,000
Power and Data Transmission Products
External customers	37,317,000	35,970,000	37,475,000
Intersegment	(237,000)	(344,000)	(343,000)

	37,080,000	35,626,000	37,132,000
Other
External customers	46,957,000	39,230,000	41,553,000
Intersegment	(16,000)	—	—

	46,941,000	39,230,000	41,553,000

Total consolidated net sales	$333,811,000	$294,092,000	$279,410,000

	2004	2003	2002

Operating income
Friction and Motion Control Products	$40,951,000	$30,787,000	$25,651,000
Velocity Control Products	11,786,000	8,179,000	4,445,000
Sealing Products	5,797,000	4,576,000	3,938,000
Power and Data Transmission Products	944,000	1,065,000	4,760,000
Other	2,196,000	3,310,000	4,211,000

Total segment operating income	61,674,000	47,917,000	43,005,000
State income tax provision included in segment operating income	1,141,000	1,111,000	1,558,000
Items not allocated to segment operating income	2,722,000	6,694,000	(6,207,000)
Interest expense	(9,589,000)	(6,289,000)	(1,885,000)
Interest income	3,987,000	2,493,000	2,695,000

Income from operations before income taxes	$59,935,000	$51,926,000	$39,166,000

NOTES TO CONSOLIDATED Financial Statements (continued)
     Net sales and operating income of the Velocity Control Products reporting segment were impacted by favorable foreign currency translation during 2004, primarily related to the strengthening of the Euro, in the amounts of $2.9 million and $0.6 million. In 2003 net sales and operating income were favorably impacted by foreign currency translation in the amounts of $4.1 million and $1.0 million. The impact of foreign currency translation in 2002 was not material.

	2004	2003	2002

Depreciation and amortization
Friction and Motion Control Products	$6,946,000	$6,985,000	$7,527,000
Velocity Control Products	1,737,000	1,622,000	1,670,000
Sealing Products	1,082,000	1,116,000	1,115,000
Power and Data Transmission Products	1,545,000	1,517,000	1,260,000
Other	1,094,000	1,134,000	1,064,000
Corporate	2,260,000	1,492,000	1,089,000

Total consolidated depreciation and amortization	$14,664,000	$13,866,000	$13,725,000

	2004	2003	2002

Additions to net property, plant and equipment
Friction and Motion Control Products	$8,006,000	$7,979,000	$4,673,000
Velocity Control Products	205,000	582,000	435,000
Sealing Products	1,084,000	1,074,000	667,000
Power and Data Transmission Products	1,224,000	1,313,000	1,811,000
Other	1,272,000	721,000	1,016,000
Corporate	574,000	249,000	219,000

Total consolidated additions to net property, plant and equipment	$12,365,000	$11,918,000	$8,821,000

	2004	2003	2002

Total assets
Friction and Motion Control Products	$162,275,000	$146,183,000	$137,339,000
Velocity Control Products	80,213,000	71,268,000	68,650,000
Sealing Products	18,034,000	17,094,000	17,420,000
Power and Data Transmission Products	42,165,000	39,207,000	39,463,000
Other	46,586,000	43,762,000	43,572,000
Corporate	269,851,000	272,860,000	170,703,000

Total consolidated assets	$619,124,000	$590,374,000	$477,147,000

Geographic Information:
     The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2004	2003	2002

Net Sales
United States	$221,606,000	$197,687,000	$195,914,000
Germany	48,473,000	30,352,000	23,639,000
Other Countries	63,732,000	66,053,000	59,857,000

Total	$333,811,000	$294,092,000	$279,410,000

Long-lived Tangible Assets
United States	$78,070,000	$77,378,000	$80,027,000
Other Countries	9,187,000	8,802,000	7,746,000

Total	$87,257,000	$86,180,000	$87,773,000

NOTES TO CONSOLIDATED Financial Statements (continued)
NOTE 13 SUBSEQUENT EVENT
      On January 7, 2005 Kaydon Corporation acquired all of the outstanding capital stock of Purafil, Inc. (“Purafil”) in a cash transaction valued at $42.6 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a reportable segment basis, Purafil’s results will be reported in “Other.” Kaydon is currently in the process of evaluating the allocation of the purchase price.
NOTE 14 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter			Second Quarter				Third Quarter				Fourth Quarter

	2004		2003	2004		2003		2004		2003		2004	2003

	(In thousands, except per share data)
Income Statement Data
Net Sales	$83,323		$70,815	$84,386		$76,143		$83,337		$67,995		$82,765	$79,139
Gross Profit	31,774		24,012	32,838		26,928		32,420		24,554		32,111	30,090	(1)
Net Income	$8,902		$7,094	$9,944		$8,316		$9,504		$7,152		$10,008	$11,190	(2)
Balance Sheet Data
Total Assets	$599,823		$482,908	$602,658		$577,350		$610,458		$583,729		$619,124	$590,374
Cash and Cash Equivalents	267,952		148,165	269,111		228,084		269,348		244,695		278,586	255,756
Total Debt	200,180		72,464	200,158		200,282		200,143		200,250		200,128	200,218
Cash Flow Data
Net Cash From Operating Activities	$18,567		$12,510	$7,146		$10,439		$11,038		$19,568		$17,232	$18,111
Capital Expenditures, net	2,265		2,631	2,826		2,786		2,126		1,789		5,148	4,712
Depreciation and Amortization	3,644		3,711	3,704		3,862		3,586		3,142		3,730	3,151
Per Share Data
Earnings per Share — Basic	$0.32		$0.24	$0.36		$0.29		$0.34		$0.26		$0.36	$0.40
Earnings per Share — Diluted	0.30	(3)	0.24	0.33	(3)	0.28	(3)	0.32	(3)	0.25	(3)	0.33	0.37	(2)(3)
Dividends Declared per Share	0.12		0.12	0.12		0.12		0.12		0.12		0.12	0.12

(1)	Includes a $3.8 million favorable impact related to a legal settlement.

(2)	Includes the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $3.8 million favorable legal settlement and a pre-tax $0.9 million gain on the sale of a building.

(3)	Diluted earnings per share have been restated for the effect of EITF 04-8. See Notes 2 and 3 for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting, and Ernst & Young LLP’s report on both management’s assessment and on the Company’s internal control over financial reporting are included in Item 8 of this Report and incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding executive officers required by this Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is included in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is included in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is included in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is included in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1. Financial Statements
     The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control
     2.  Financial Statement Schedules
     The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.
     3. Exhibits
     The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
2.2	Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1	Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2	By-Laws of the Company, as amended through December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4	Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5	Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)

Exhibit
Number		Description of Document

4.6		Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10.2		Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 4.5 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.2.1	Fifth Amendment to the Electro-Tec Corporation Employee Retirement Benefit Plan
10	.3*	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.4		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.5*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.6*	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.6.1*	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.7		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell(previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.9*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.11*	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.12*	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.13		Credit Agreement dated as of July 28, 2003 among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time party thereto as lenders, and Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 29, 2003 and incorporated herein by reference)
10.14		Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.15		Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities, Inc., Bank One Capital Markets Inc. and Sun Trust Capital Markets, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, and incorporated herein by reference)
10.16		Kaydon Corporation Non-Employee Directors Compensation
10	.17*	Kaydon Corporation 2004 Cash Bonuses to Executive Officers
10	.18*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description of Document

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: March 11, 2005	By: /s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 11, 2005	By: /s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Kaydon and in the capacities and on the dates indicated.

/s/ David A. Brandon David A. Brandon	Director	March 11, 2005

Gerald J. Breen	Director	March 11, 2005

/s/ Brian P. Campbell Brian P. Campbell	Chairman	March 11, 2005

/s/ Thomas C. Sullivan Thomas C. Sullivan	Director	March 11, 2005

/s/ B. Joseph White B. Joseph White	Director	March 11, 2005

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Charged (Credited)
	Balance at	to Costs and		Balance at
Description	Beginning of Period	Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2004	$1,186,000	$44,000	$(250,000)	$980,000
2003	$1,764,000	$(287,000)	$(291,000)	$1,186,000
2002	$2,195,000	$(366,000)	$(65,000)	$1,764,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2004	$17,396,000	$2,506,000	$(4,206,000)	$15,696,000
2003	$18,685,000	$2,308,000	$(3,597,000)	$17,396,000
2002	$13,897,000	$4,562,000	$(226,000)	$18,685,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

F-1

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Stock Purchase Agreement dated as of March 1, 2001 by and among the Company, ACE Controls, Inc., ACE Controls International, Inc. and the shareholders of ACE Controls, Inc. and ACE Controls International, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2001 and incorporated herein by reference)
2.2		Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3		Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4		Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
4.6		Registration Rights Agreement dated as of May 23, 2003, among the Company, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
10.1		Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10.2		Electro-Tec Corporation Employee Retirement Benefit Plan, as amended (previously filed as Exhibit 4.5 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.2.1	Fifth Amendment to the Electro-Tec Corporation Employee Retirement Benefit Plan
10.3		Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.4		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.5		Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.6		Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.6.1	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.7		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit
Number	Description of Document

10.8	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.9	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.10	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.11	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants(previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10 -K for the year ended December 31, 2002 and incorporated herein by reference)
10.13	Credit Agreement dated as of July 28, 2003 among the Company, the subsidiary borrowers from time to time parties thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time party thereto as lenders, and Bank One, NA as Administrative Agent (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 29, 2003 and incorporated herein by reference)
10.14	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.15	Purchase Agreement dated May 20, 2003, among the Company, Deutsche Bank Securities, Inc., Bank One Capital Markets Inc. and Sun Trust Capital Markets, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)
10.16	Kaydon Corporation Non-Employee Directors Compensation
10.17	Kaydon Corporation 2004 Cash Bonuses to Executive Officers
10.18	Kaydon Corporation Executive Medical Reimbursement Insurance Plan
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002