Form 10-Q
period 2005-04-02
KAYDON CORP
filed 2005-05-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended April 2, 2005	Commission File No. 0-12640

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

     Common Stock Outstanding at May 4, 2005 — 28,164,832 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2005

ITEM 1. FINANCIAL STATEMENTS

KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 2, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$234,484,000	$278,586,000
Accounts receivable, net	55,508,000	48,786,000
Inventories, net	62,228,000	55,730,000
Other current assets	9,462,000	9,925,000

Total current assets	361,682,000	393,027,000

Property, plant and equipment, net	88,008,000	86,028,000
Goodwill, net	130,985,000	113,375,000
Other intangible assets, net	27,189,000	9,200,000
Other assets	15,916,000	17,494,000

Total assets	$623,780,000	$619,124,000

Liabilities and Shareholders’ Equity:
Accounts payable	$15,870,000	$17,735,000
Taxes payable	7,434,000	5,797,000
Salaries and wages	6,968,000	7,516,000
Interest payable	2,887,000	844,000
Other accrued expenses	12,375,000	11,804,000

Total current liabilities	45,534,000	43,696,000

Long-term debt	200,052,000	200,066,000
Long-term liabilities	66,246,000	66,681,000

Total long-term liabilities	266,298,000	266,747,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,818,000	47,399,000
Retained earnings	456,948,000	450,456,000
Less — treasury stock, at cost	(184,845,000)	(184,781,000)
Less — restricted stock awards	(9,680,000)	(6,908,000)
Accumulated other comprehensive loss	(1,986,000)	(1,178,000)

	311,948,000	308,681,000

Total liabilities and shareholders’ equity	$623,780,000	$619,124,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	April 2, 2005	April 3, 2004
Net sales	$94,482,000	$83,323,000
Cost of sales	58,881,000	51,549,000

Gross profit	35,601,000	31,774,000
Selling, general and administrative expenses	19,464,000	16,211,000

Operating income	16,137,000	15,563,000
Interest income	1,527,000	766,000
Interest expense	(2,418,000)	(2,419,000)

Income before income taxes	15,246,000	13,910,000

Provision for income taxes	5,367,000	5,008,000

Net income	$9,879,000	$8,902,000

Weighted average common shares:
Basic	27,885,000	27,901,000
Diluted	34,818,000	34,804,000
Earnings per share
Basic	$0.35	$0.32
Diluted	$0.33	$0.30

Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities	$7,305,000	$18,567,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(2,509,000)	(2,265,000)
Acquisition of business, net of cash acquired	(42,664,000)	—

Cash used in investing activities	(45,173,000)	(2,265,000)

Cash flows used in financing activities:
Cash dividends paid	(3,384,000)	(3,380,000)
Purchase of treasury stock	(3,600,000)	(768,000)
Proceeds from exercise of stock options	494,000	—
Payments on debt	(15,000)	(38,000)

Cash used in financing activities	(6,505,000)	(4,186,000)

Effect of exchange rate changes on cash and cash equivalents	271,000	80,000

Net increase (decrease) in cash and cash equivalents	(44,102,000)	12,196,000

Cash and cash equivalents — Beginning of period	278,586,000	255,756,000

Cash and cash equivalents — End of period	$234,484,000	$267,952,000

Cash expended for income taxes	$1,993,000	$2,389,000

Cash expended for interest	$—	$—

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2)	Inventories are summarized as follows:

	April 2, 2005	December 31, 2004
Raw Material	$20,786,000	$18,019,000
Work in Process	19,611,000	17,015,000
Finished Goods	21,831,000	20,696,000

	$62,228,000	$55,730,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $(0.8) million and $0.6 million, resulting in comprehensive income of $9.1 million and $9.5 million for the quarters ended April 2, 2005 and April 3, 2004.

(4)	The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Quarter Ended
	April 2, 2005	April 3, 2004
Numerators:
Numerators for basic earnings per share, net income	$9,879,000	$8,902,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,507,000	1,488,000

Numerators for diluted earnings per share	$11,386,000	$10,390,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,885,000	27,901,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	74,000	44,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,818,000	34,804,000

Earnings per share:
Basic	$0.35	$0.32

Diluted	$0.33	$0.30

Options to purchase 63,000 shares of common stock at prices ranging from $28.35 to $33.31 per share were outstanding during the first quarter of 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during that period.

In May of 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time. The Notes are discussed further in Note 6.

In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, the diluted earnings per share amount for the first quarter 2004 previously reported as $.32, has been restated to adjust net income by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.

(5)	The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.”

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

Other- filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

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

	Quarter Ended
	April 2, 2005	April 3, 2004
Net sales
Friction and Motion Control Products	$44,670,000	$38,804,000
External customers	130,000	70,000

Intersegment	44,800,000	38,874,000

Velocity Control Products	14,738,000	13,594,000

Sealing Products	8,690,000	9,603,000
External customers	(19,000)	(10,000)

Intersegment	8,671,000	9,593,000

Power and Data Transmission Products	10,024,000	8,718,000
External customers	(104,000)	(60,000)

Intersegment	9,920,000	8,658,000

Other	16,360,000	12,604,000
External customers	(7,000)	—

Intersegment	16,353,000	12,604,000

Total consolidated net sales	$94,482,000	$83,323,000

	Quarter Ended
	April 2, 2005	April 3, 2004
Operating income (loss)
Friction and Motion Control Products	$10,609,000	$8,994,000
Velocity Control Products	3,441,000	3,958,000
Sealing Products	1,191,000	1,417,000
Power and Data Transmission Products	496,000	(359,000)
Other	1,038,000	1,570,000

Total segment operating income	16,775,000	15,580,000

State income tax provision included in segment operating income	495,000	274,000

Items not allocated to segment operating income	(1,133,000)	(291,000)

Interest expense	(2,418,000)	(2,419,000)
Interest income	1,527,000	766,000

Income from operations before income taxes	$15,246,000	$13,910,000

	Quarter Ended
	April 2, 2005	April 3, 2004
Depreciation and amortization

Friction and Motion Control Products	$1,792,000	$1,894,000
Velocity Control Products	479,000	413,000
Sealing Products	268,000	260,000
Power and Data Transmission Products	414,000	404,000
Other	751,000	275,000
Corporate	661,000	398,000

Total consolidated depreciation and amortization	$4,365,000	$3,644,000

	Quarter Ended
	April 2, 2005	April 3, 2004
Additions to net property, plant and equipment

Friction and Motion Control Products	$1,380,000	$1,479,000
Velocity Control Products	203,000	64,000
Sealing Products	56,000	78,000
Power and Data Transmission Products	166,000	128,000
Other	279,000	287,000
Corporate	425,000	229,000

Total consolidated additions to net property, plant and equipment	$2,509,000	$2,265,000

	April 2, 2005	December 31, 2004
Total assets

Friction and Motion Control Products	$162,747,000	$162,275,000
Velocity Control Products	80,318,000	80,213,000
Sealing Products	19,478,000	18,034,000
Power and Data Transmission Products	41,916,000	42,165,000
Other	94,257,000	46,586,000
Corporate	225,064,000	269,851,000

Total consolidated assets	$623,780,000	$619,124,000

(6) Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the first quarter of 2005. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the first quarter of 2005 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of April 2, 2005 and December 31, 2004 was $4.1million and $4.4 million, respectively.

The Company’s revolving credit facility, which is unsecured, provides for borrowings and the issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at April 2, 2005. After consideration of the facility’s covenants and $3.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $196.8 million at April 2, 2005.

The Company’s outstanding debt was as follows:

	April 2, 2005	December 31, 2004
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	113,000	128,000

Total debt	200,113,000	200,128,000
Less current maturities	61,000	62,000

Long-term debt	$200,052,000	$200,066,000

(7) As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The Company believes it has meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action. Further, the Company’s insurance carrier has retained legal counsel to respond to the lawsuit. The Company believes that the alleged damages claimed in this lawsuit will be fully covered under the Company’s insurance policy.

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of April 2, 2005, an undiscounted accrual in the amount of $2.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is included in long-term liabilities in the consolidated financial statements.

Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are consistently accrued in the consolidated financial statements.

(8) Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.

In January 2005, the Company acquired Purafil Inc. for $42.7 million. Based on the preliminary allocation of the purchase price, $11.2 million was assigned to customer relationships, $5.1 million was assigned to developed technology, $1.6 million was assigned to trademarks, $0.4 million was assigned to backlog, $0.3 million was assigned to product names, and $18.1 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives, but will be subject to annual impairment testing. The other intangible assets will be amortized over their respective useful lives ranging from one year for backlog to 12 years for developed technology and product names. The goodwill is being reported as part of the Company’s “Other” businesses and will not be amortized, but will be subject to annual impairment testing.

The changes in the carrying amount of goodwill for the first quarter ended April 2, 2005, are as follows:

	Friction and			Power and Data
	Motion Control	Velocity Control		Transmission
	Products	Products	Sealing Products	Products	Other	Total
Balance as of December 31, 2004	$32,040,000	$42,879,000	$186,000	$13,115,000	$25,155,000	$113,375,000
Effect of foreign currency exchange rate changes	(376,000)	—	—	(138,000)	—	(514,000)

Goodwill acquired	—	—	—	—	18,124,000	18,124,000

Balance as of April 2, 2005	$31,664,000	$42,879,000	$186,000	$12,977,000	$43,279,000	$130,985,000

Other intangible assets are summarized as follows:

	April 2, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$19,064,000	$3,432,000	$7,834,000	$2,970,000
Patents and developed technology	6,308,000	392,000	1,233,000	263,000
Backlog	381,000	11,000	11,000	11,000
Distributor agreements	374,000	21,000	374,000	12,000
Product names	320,000	6,000	—	—

	$26,447,000	$3,862,000	$9,452,000	$3,256,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over periods of 1 to 20 years.

	April 2, 2005	December 31, 2004
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$4,604,000	$3,004,000

Aggregate Intangible Assets Amortization Expense
For the first quarter ended April 2, 2005	$606,000
For the first quarter ended April 3, 2004	$210,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2005	$2,519,000
For the year ending December 31, 2006	$2,503,000
For the year ending December 31, 2007	$2,499,000
For the year ending December 31, 2008	$2,499,000
For the year ending December 31, 2009	$2,499,000

     (9) The components of net periodic benefit costs are as follows:

	Quarter Ended
Pension Benefits	April 2, 2005	April 3, 2004
Service cost	$636,000	$589,000
Interest cost	1,270,000	1,244,000
Expected return on plan assets	(1,083,000)	(952,000)
Amortization of:
Unrecognized net prior service cost	49,000	190,000
Unrecognized net loss	220,000	274,000

Total	$1,092,000	$1,345,000

	Quarter Ended
Postretirement Benefits	April 2, 2005	April 3, 2004
Service cost	$111,000	$190,000
Interest cost	221,000	374,000
Amortization of:
Unrecognized net prior service cost	(358,000)	(273,000)
Unrecognized net gain	(176,000)	(45,000)

Total	$(202,000)	$246,000

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

	Quarter Ended
	April 2, 2005	April 3, 2004
Reported net income	$9,879,000	$8,902,000
Add: Total stock-based compensation expense included in reported net income, net of tax	434,000	205,000

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(455,000)	(236,000)

Pro-forma net income	$9,858,000	$8,871,000

Earnings per share- Basic:
As reported	$0.35	$0.32
Pro-forma	$0.35	$0.32

Earnings per share- Diluted:
As reported	$0.33	$0.30
Pro-forma	$0.33	$0.30

(11) In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision will require Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but earlier adoption is allowed for periods for which financial statements have not been issued. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, Kaydon will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro-forma disclosures. For periods before the effective date, Kaydon anticipates that it will not restate the financial statements to reflect compensation cost previously reported in the pro-forma footnote disclosures under the provisions of SFAS No. 123. The Company does not expect the impact of adoption to be significant.

(12) On January 7, 2005 Kaydon Corporation acquired all of the outstanding capital stock of Purafil, Inc. (“Purafil”) in a cash transaction valued at $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a reportable segment basis, Purafil’s results will be reported in “Other.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the first quarter 2005, the Company continued to benefit from a strong manufacturing environment and experienced increased demand from various markets including defense, machinery, heavy equipment, industrial, and other key commercial markets. During the first quarter of 2005, the Company also benefited from the acquisition of Purafil, Inc. completed January 7, 2005. The Company continues to experience a high level of incoming customer orders, which during the first quarter of 2005 were higher than those received in last year’s comparable period. During the remainder of 2005, the Company expects to continue to benefit from a strong manufacturing economy, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.

During the first quarter of 2005, the Company’s gross profit and operating margins were negatively affected by several items, including higher material costs, moderately higher health care costs, ramp up costs of new programs in the specialty bearings business, and integration and other acquisition related costs associated with the Company’s recently completed acquisitions.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At April 2, 2005 the Company’s current ratio was 7.9 to 1 and working capital totaled $316.1 million. The Company’s current cash balance of $234.5 million at April 2, 2005, along with our $200.0 million revolving credit facility provide financial strength to support the Company’s objectives including strategic acquisitions.

In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s Annual Report for the year ended December 31, 2004, particularly “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition”, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Results of Operations

Sales during the first quarter of 2005 were $94.5 million, an increase of 13.4 percent as compared to $83.3 million in 2004’s first quarter. The improvement was the result of sales increases across most of the Company’s product lines, including specialty bearings, as well as linear deceleration, and slip-ring products, and was aided by $4.6 million of sales from Purafil Inc. (“Purafil”), acquired January 7, 2005. These increases were partially offset by the effects of a previously disclosed work stoppage at the Company’s Baltimore, Maryland facility, which was settled on January 22, 2005, and a decrease in demand for certain filtration products utilized in military applications, which experienced unusually strong demand in the first quarter of 2004. Purafil’s sales are seasonally slowest during the first quarter as installation of new outdoor air filtration systems and the replacement of filtration media in existing outdoor systems at water and waste treatment facilities is inhibited by the colder weather.

Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $44.8 million during the first quarter of 2005 as compared with $38.9 million during the first quarter of 2004, an increase of $5.9 million or 15.2 percent. This segment was positively affected by increased demand for specialty bearings utilized in defense, machinery and heavy equipment markets, including the wind power market, and by increased demand for split roller bearings used globally in various industrial markets.

During the first quarter 2005, the Company’s Velocity Control Products reporting segment sales increased $1.1 million or 8.4 percent, to $14.7 million, when compared with first quarter 2004 sales of $13.6 million. The increase is primarily due to a small product line acquisition completed in the third quarter of 2004 and the impact of favorable foreign currency translation, primarily related to the continuing strength of the Euro.

Primarily as a result of the previously mentioned work stoppage at the Baltimore, Maryland facility, first quarter sales of the Sealing Products segment decreased $0.9 million, or 9.6 percent, to $8.7 million, when compared with 2004.

During the first quarter of 2005, sales of Kaydon’s Power and Data Transmission Products reporting segment increased $1.3 million or 14.6 percent, to $9.9 million, when compared with first quarter 2004 sales of $8.7 million. This segment was positively affected by increased demand for traditional rotary and electronic products.

Sales of the Company’s remaining businesses equaled $16.4 million during the first quarter of 2005, an increase from the first quarter 2004 of $3.7 million or 29.8 percent. Purafil sales of $4.6 million and higher prices on sales of metal alloys caused by the pass through of higher raw material prices, were offset by decreases in sales of metal forming equipment, due primarily to customer-initiated delays of shipments of firm orders into the second quarter of this year, and of certain filtration products, primarily due to a decrease in government military spending for these items compared with the first quarter of 2004.

Gross profit equaled $35.6 million or 37.7 percent of sales for the first quarter of 2005 as compared to $31.8 million or 38.1 percent of sales for the first quarter of 2004. First quarter 2005 gross profit was negatively affected by several items, including higher material costs, moderately higher health care costs, ramp up costs of new programs in the specialty bearings business, and integration and other acquisition related costs associated with the Company’s recently completed acquisitions. The Company has experienced increases in material prices, including stainless steel, aluminum, titanium, and nickel based materials. We have passed these price increases through to our customers to the extent possible, but the net result has been a negative effect on our gross profit percentage.

Selling, general, and administrative (“SG&A”) expenses, equaled $19.5 million or 20.6 percent of sales during the first quarter of 2005 as compared to $16.2 million or 19.5 percent of sales during the first quarter of 2004. First quarter 2005 SG&A expenses were affected by the addition of Purafil, which historically has had a higher SG&A component than existing Kaydon companies because of its extensive marketing, engineering and distribution activities. Included in the first quarter 2005 SG&A expenses are additional amortization costs associated with the preliminary allocation of $18.6 million of the purchase price to Purafil’s intangible assets. First quarter 2005 SG&A expenses for the Company were also affected by $1.0 million of costs associated with Sarbanes-Oxley compliance, ongoing acquisition initiatives, and moderately higher health care costs.

The Company’s operating income equaled $16.1 million in the first quarter of 2005, as compared to $15.6 million in the first quarter of 2004.

Depreciation and amortization during the first quarter 2005 equaled $4.4 million, compared to $3.6 million during the first quarter of 2004. The increase was due primarily to the additional amortization expense associated with the intangible assets recognized when Purafil was acquired.

On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $10.6 million during the first quarter of 2005 as compared to $9.0 million during the comparable period last year. Operating income was positively affected by increased demand for specialty bearings utilized in defense, machinery and heavy equipment markets, including the wind power market, and for split roller bearings used globally in various industrial markets. The growth of first quarter operating income was reduced by higher material costs and by additional start up costs associated with new program introductions for military and wind power applications. The Company anticipates operating efficiencies and production costs associated with these new programs to improve during the year.

The Velocity Control Products reporting segment contributed $3.4 million to the Company’s operating income during the first quarter of 2005 as compared to $4.0 million during the comparable period last year. The decrease in operating income was primarily due to higher material costs and costs associated with the physical integration of a product line acquisition into existing facilities.

The Sealing Products reporting segment contributed $1.2 million to the Company’s operating income during the first quarter of 2005 as compared to $1.4 million during the comparable period last year. The decrease is primarily the result of the previously mentioned work stoppage at the Baltimore, Maryland facility.

Aided by the increase in sales, the Power and Data Transmission Products reporting segment reported an operating income of $0.5 million during the first quarter of 2005 as compared to an operating loss of $(0.4) million during the first quarter of 2004, which included certain inventory related write-offs.

The Company’s other businesses contributed $1.0 million to the Company’s operating income during the first quarter of 2005 as compared to $1.6 million during the comparable period last year, primarily as a result of the previously mentioned lower sales of metal forming equipment and certain filtration products. In addition, as mentioned previously, the first quarter is seasonally the slowest quarter for Purafil because of the effects of the colder weather.

Interest expense during both the first quarter of 2005 and 2004 was $2.4 million. As a result of higher interest rates, interest income during the first quarter of 2005 was $1.5 million, as compared to $0.8 million during the first quarter of 2004.

Primarily due to reduced taxes on foreign earnings and remittances, and additional deductions available for the first time under the American Jobs Creation Act of 2004, the effective tax rate during the first quarter of 2005 was 35.2 percent, compared with 36.0 percent for the first quarter of 2004.

Our net income for the first quarter of 2005 was $9.9 million or $.33 per common share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 10.0 percent when compared with first quarter 2004 net income of $8.9 million or $.30 per common share on a diluted basis, also based on 34.8 million common shares outstanding.

Diluted earnings per common share calculations reflect the provisions of the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, the first quarter 2004 diluted earnings per share figure, previously reported as $.32, has been restated in accordance with EITF 04-8.

Liquidity and Capital Resources

At April 2, 2005, the Company’s current ratio was 7.9 to 1 and working capital totaled $316.1 million, including $234.5 million of cash and cash equivalents. At December 31, 2004, the current ratio was 9.0 to 1 and working capital totaled $349.3 million, including cash and cash equivalents of $278.6 million. Total debt outstanding at the end of the first quarter 2005 and at year-end 2004 was $200.1 million.

Net cash flow from operating activities during the first quarter 2005 equaled $7.3 million, compared to first quarter 2004 cash flow from operations of $18.6 million, which included the positive impact of a legal settlement of $2.5 million, as increased net income in the first quarter of 2005 was more than offset by increased working capital levels resulting from higher sales and order activity. During the first quarter 2005, the Company acquired Purafil for $42.7 million, paid common stock dividends of $3.4 million, repurchased a total of 117,271 shares of Company common stock for $3.6 million, and invested $2.5 million in net capital expenditures.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.

Outlook

Orders booked during the first quarter of 2005 equaled $116.4 million versus $92.0 million during the first quarter of 2004, resulting in a backlog of $143.9 million at the end of the first quarter 2005. The Company’s strong order intake during the quarter is further evidence of a strong manufacturing economy. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $200.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.

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

Loss Contingencies and Legal Costs — We record loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.

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

To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Condensed Financial Statements (Note 7) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 9) in the 2004 Annual Report on Form 10-K for additional information regarding loss contingencies and legal costs.

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

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 10) in the 2004 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.

Impairment of Long-Lived Assets — We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we use an estimate of undiscounted future cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

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

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 1 and Note 10) in the 2004 Annual Report on Form 10-K for additional information regarding long-lived assets.

Retirement Benefits — Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.

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

To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 9) in this quarterly report on form 10-Q as well as Notes to Consolidated Financial Statements (Note 6) in the 2004 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

4% Contingent Convertible Senior Subordinated Notes- In 2003, we sold $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time.

In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions are now effective and, accordingly, prior period diluted earnings per share amounts have been restated to adjust net income by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.

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

To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Financial Statements (Note 2 and Note 3) in the 2004 Annual Report on Form 10-K and other discussions in this quarterly report on Form 10-Q.

Income Taxes — We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors.

We believe the accounting estimates related to income taxes to be critical accounting estimates because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.

To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 8) in the 2004 Annual Report on Form 10-K for additional information regarding income taxes.

Inventories — Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions regarding future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known or anticipated engineering change orders, new products, and other factors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the effectiveness of our system of internal control over financial reporting as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our independent registered public accounting firm has included two reports, one on their assessment of the effectiveness of our system of internal control, and one on their evaluation of management’s assessment. In order to issue our report, we must document both the design of the system of internal control, and the testing processes that support our evaluation and conclusion. While we and our independent registered public accounting firm believe that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established by the Committee of Sponsoring Organizations of the

Treadway Commission, the requirements of Section 404 are ongoing, and, if subsequent to December 31, 2004 we or our independent registered public accounting firm determine that the internal controls are not effective, as defined under Section 404, investor perceptions of Kaydon may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 26 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2005) would have an immaterial impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, provided that the evaluation of Kaydon’s disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the Purafil business, as described further below. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On January 7, 2005 Kaydon purchased Purafil, Inc. for $42.7 million. Purafil reported financial results that are included in this report for the quarter ended April 2, 2005. Purafil’s sales during the quarter ended April 2, 2005 equaled $4.6 million. Because it had been a privately held company, Purafil’s internal controls over financial reporting have not been documented and tested. As part of our integration process we will incorporate our controls and procedures into Purafil by December 31, 2005.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable

(c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2005:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
January 1 to January 29	17,771	$31.37	17,771	1,008,065
January 30 to February 26	—	—	—	1,008,065
February 27 to April 2	99,500	30.51	99,500	908,565

Total	117,271	$30.64	117,271	908,565

(1) On September 29, 1999, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6.	EXHIBITS

(a) Exhibit No.	Description
2	Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)

10	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 10, 2005	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

May 10, 2005	/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2	Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)

10	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002