Form 10-Q
period 2005-07-02
KAYDON CORP
filed 2005-08-10
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended July 2, 2005	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)
Registrant’s telephone number, including area code: (734) 747-7025
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is an accelerated filer. YES ☑ NO ☐
  Common Stock Outstanding at August 4, 2005 – 28,133,921 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2005

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 2, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$240,195,000	$278,586,000
Accounts receivable, net	58,792,000	48,786,000
Inventories, net	59,829,000	55,730,000
Other current assets	11,440,000	9,925,000

Total current assets	370,256,000	393,027,000

Property, plant and equipment, net	87,183,000	86,028,000
Goodwill, net	129,905,000	113,375,000
Other intangible assets, net	25,929,000	9,200,000
Other assets	14,170,000	17,494,000

Total assets	$627,443,000	$619,124,000

Liabilities and Shareholders’ Equity:
Accounts payable	$18,022,000	$17,735,000
Taxes payable	5,446,000	5,797,000
Salaries and wages	8,034,000	7,516,000
Other accrued expenses	13,748,000	12,648,000

Total current liabilities	45,250,000	43,696,000

Long-term debt	200,034,000	200,066,000
Long-term liabilities	65,589,000	66,681,000

Total long-term liabilities	265,623,000	266,747,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,838,000	47,399,000
Retained earnings	465,985,000	450,456,000
Less – treasury stock, at cost	(187,163,000)	(184,781,000)
Less – restricted stock awards	(9,193,000)	(6,908,000)
Accumulated other comprehensive loss	(4,590,000)	(1,178,000)

	316,570,000	308,681,000

Total liabilities and shareholders’ equity	$627,443,000	$619,124,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$104,409,000	$84,386,000	$198,891,000	$167,709,000
Cost of sales	65,317,000	51,548,000	124,198,000	103,097,000

Gross profit	39,092,000	32,838,000	74,693,000	64,612,000
Selling, general and administrative expenses	19,266,000	15,729,000	38,730,000	31,940,000

Operating income	19,826,000	17,109,000	35,963,000	32,672,000
Interest income	1,733,000	802,000	3,260,000	1,568,000
Interest expense	(2,396,000)	(2,374,000)	(4,814,000)	(4,793,000)

Income before income taxes	19,163,000	15,537,000	34,409,000	29,447,000
Provision for income taxes	6,745,000	5,593,000	12,112,000	10,601,000

Net income	$12,418,000	$9,944,000	$22,297,000	$18,846,000

Weighted average common shares:
Basic	27,778,000	27,881,000	27,832,000	27,891,000
Diluted	34,696,000	34,796,000	34,757,000	34,800,000
Earnings per share:
Basic	$0.45	$0.36	$0.80	$0.68
Diluted	$0.40	$0.33	$0.73	$0.63

Dividends declared per share	$0.12	$0.12	$0.24	$0.24
See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 2, 2005	July 3, 2004

Cash flows from operating activities	$21,770,000	$25,713,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(5,378,000)	(5,091,000)
Acquisition of business, net of cash acquired	(42,668,000)	—

Cash used in investing activities	(48,046,000)	(5,091,000)

Cash flows used in financing activities:
Cash dividends paid	(6,770,000)	(6,766,000)
Purchase of treasury stock	(6,102,000)	(768,000)
Proceeds from exercise of stock options	494,000	—
Payments on debt	(30,000)	(60,000)

Cash used in financing activities	(12,408,000)	(7,594,000)

Effect of exchange rate changes on cash and cash equivalents	293,000	327,000

Net increase (decrease) in cash and cash equivalents	(38,391,000)	13,355,000

Cash and cash equivalents — Beginning of period	278,586,000	255,756,000

Cash and cash equivalents — End of period	$240,195,000	$269,111,000

Cash expended for income taxes	$9,155,000	$9,355,000

Cash expended for interest	$4,000,000	$4,000,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
(2)	Inventories are summarized as follows:

	July 2, 2005	December 31, 2004
Raw Material	$21,738,000	$18,019,000
Work in Process	17,367,000	17,015,000
Finished Goods	20,724,000	20,696,000

	$59,829,000	$55,730,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $(2.6) million and $0.2 million, resulting in comprehensive income of $9.8 million and $10.1 million for the quarters ended July 2, 2005, and July 3, 2004. On a first half basis, other comprehensive income (loss), net of tax, was approximately $(3.4) million and $0.8 million, resulting in comprehensive income of $18.9 million and $19.6 million for the first halves ended July 2, 2005 and July 3, 2004.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented.

	Quarter Ended
	July 2, 2005	July 3, 2004
Numerators:
Numerators for basic earnings per share, net income	$12,418,000	$9,944,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,507,000	1,489,000

Numerators for diluted earnings per share	$13,925,000	$11,433,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,778,000	27,881,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	59,000	56,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,696,000	34,796,000

Earnings per share:
Basic	$0.45	$0.36

Diluted	$0.40	$0.33

	First Half Ended
	July 2, 2005	July 3, 2004
Numerators:
Numerators for basic earnings per share, net income	$22,297,000	$18,846,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	3,014,000	2,977,000

Numerators for diluted earnings per share	$25,311,000	$21,823,000

Denominators:
Denominators for basic earnings per share, weighted average common shares outstanding	27,832,000	27,891,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	66,000	50,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,757,000	34,800,000

Earnings per share:
Basic	$0.80	$0.68

Diluted	$0.73	$0.63

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

In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, the diluted earnings per share amounts for the second quarter and first half ended July 3, 2004 previously reported as $.36 and $.67, have been restated to adjust net income by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and to increase total shares outstanding by the number of shares that would be issuable upon conversion.

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

Power and Data Transmission Products— complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards. This segment was sold July 26, 2005. Refer to Note 14 for additional information regarding the sale of the segment.

Other— filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

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

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales

Friction and Motion Control Products
External customers	$50,687,000	$42,575,000	$95,357,000	$81,379,000
Intersegment	230,000	95,000	360,000	165,000

	50,917,000	42,670,000	95,717,000	81,544,000

Velocity Control Products
External customers	14,434,000	12,497,000	29,172,000	26,091,000
Intersegment	(1,000)	—	(1,000)	—

	14,433,000	12,497,000	29,171,000	26,091,000

Sealing Products
External customers	10,471,000	9,728,000	19,161,000	19,331,000
Intersegment	(28,000)	(35,000)	(47,000)	(45,000)

	10,443,000	9,693,000	19,114,000	19,286,000

Power and Data Transmission Products
External customers	10,130,000	7,608,000	20,154,000	16,326,000
Intersegment	(194,000)	(53,000)	(298,000)	(113,000)

	9,936,000	7,555,000	19,856,000	16,213,000

Other
External customers	18,687,000	11,978,000	35,047,000	24,582,000
Intersegment	(7,000)	(7,000)	(14,000)	(7,000)

	18,680,000	11,971,000	35,033,000	24,575,000

Total consolidated net sales	$104,409,000	$84,386,000	$198,891,000	$167,709,000

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Operating income (loss)
Friction and Motion Control Products	$12,675,000	$11,086,000	$23,284,000	$20,080,000
Velocity Control Products	3,734,000	3,439,000	7,175,000	7,397,000
Sealing Products	1,724,000	1,543,000	2,915,000	2,960,000
Power and Data Transmission Products	1,203,000	(110,000)	1,699,000	(469,000)
Other	1,897,000	(787,000)	2,935,000	783,000

Total segment operating income	21,233,000	15,171,000	38,008,000	30,751,000

State income tax provision included in segment operating income	289,000	279,000	784,000	553,000

Items not allocated to segment operating income	(1,696,000)	1,659,000	(2,829,000)	1,368,000

Interest expense	(2,396,000)	(2,374,000)	(4,814,000)	(4,793,000)
Interest income	1,733,000	802,000	3,260,000	1,568,000

Income before income taxes	$19,163,000	$15,537,000	$34,409,000	$29,447,000

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Depreciation and amortization

Friction and Motion Control Products	$1,880,000	$1,867,000	$3,672,000	$3,761,000
Velocity Control Products	472,000	423,000	951,000	836,000
Sealing Products	269,000	298,000	537,000	558,000
Power and Data Transmission Products	404,000	405,000	818,000	809,000
Other	1,043,000	279,000	1,794,000	554,000
Corporate	630,000	432,000	1,291,000	830,000

Total consolidated depreciation and amortization	$4,698,000	$3,704,000	$9,063,000	$7,348,000

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Additions to net property, plant and equipment

Friction and Motion Control Products	$1,367,000	$2,256,000	$2,747,000	$3,735,000
Velocity Control Products	360,000	(118,000)	563,000	(54,000)
Sealing Products	56,000	127,000	112,000	205,000
Power and Data Transmission Products	(3,000)	211,000	163,000	339,000
Other	722,000	316,000	1,001,000	603,000
Corporate	367,000	34,000	792,000	263,000

Total consolidated additions to net property, plant and equipment	$2,869,000	$2,826,000	$5,378,000	$5,091,000

	July 2, 2005	December 31, 2004
Total assets

Friction and Motion Control Products	$158,305,000	$162,275,000
Velocity Control Products	80,707,000	80,213,000
Sealing Products	19,853,000	18,034,000
Power and Data Transmission Products	40,868,000	42,165,000
Other	95,793,000	46,586,000
Corporate	231,917,000	269,851,000

Total consolidated assets	$627,443,000	$619,124,000

(6) Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the second quarter of 2005. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the second quarter of 2005 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of July 2, 2005 and December 31, 2004 was $3.8 million and $4.4 million, respectively.
The Company’s revolving credit facility, which is unsecured, provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.0 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at July 2, 2005. After consideration of the facility’s covenants and $4.1 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $195.9 million at July 2, 2005.
The Company’s outstanding debt was as follows:

	July 2, 2005	December 31, 2004
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	98,000	128,000

Total debt	200,098,000	200,128,000
Less current maturities	64,000	62,000

Long-term debt	$200,034,000	$200,066,000

As of July 12, 2005, the Company entered into an amended and restated agreement (the “Amended and Restated Credit Agreement”) for its senior credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Amended and Restated Credit Agreement amends and restates the Company’s existing $200 million credit facility. The Amended and Restated Credit Agreement provides for a $300 million senior unsecured revolving credit facility. The new credit facility provides for borrowings by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The new credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries.

(7) As previously reported, in the second quarter 2004 financial statements the Company reduced its previously recorded legal fee accrual, for the Transactions Lawsuit, by $1.7 million. This change in estimate increased second quarter 2004 net income by $1.1 million, or $0.03 per share on a diluted basis.
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
The Company is involved in ongoing environmental remediation activities at certain manufacturing sites as well as proceedings relating to the cleanup of waste disposal sites that provide for the allocation of costs among potentially responsible parties. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of July 2, 2005, an undiscounted accrual in the amount of $1.5 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is included in long-term liabilities in the consolidated financial statements.
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
During the second quarter of 2004, the Company determined that the fair value of one of the Company’s reporting units, reported in “Other”, had been reduced to an amount less than the reporting unit’s carrying amount. The fair value of the reporting unit was estimated using the expected present value of its future cash flows, and it was determined that there was no implied fair value of the reporting unit’s goodwill. Therefore, during the second quarter of 2004, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss, which equaled $1.2 million after tax, or $0.03 per share on a diluted basis.
In January 2005, the Company acquired Purafil Inc. for $42.7 million. A portion of the purchase price was allocated to various intangible assets including, $10.9 million to customer relationships, $5.1 million to developed technology, $1.6 million to trademarks, $0.3 million to backlog, $0.3 million to product names, and $18.5 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives, but will be subject to annual impairment testing. The other intangible assets will be amortized over their respective useful lives. The goodwill is being reported as part of the Company’s “Other” businesses and will not be amortized, but will be subject to annual impairment testing.
The changes in the carrying amount of goodwill for the first half ended July 2, 2005, are as follows:

	Friction and			Power and
	Motion	Velocity		Data
	Control	Control	Sealing	Transmission
	Products	Products	Products	Products	Other	Total

Balance as of December 31, 2004	$32,040,000	$42,879,000	$186,000	$13,115,000	$25,155,000	$113,375,000
Effect of foreign currency exchange rate changes	(376,000)	—	—	(138,000)	—	(514,000)

Goodwill acquired	—	—	—	—	18,124,000	18,124,000

Balance as of April 2, 2005	$31,664,000	$42,879,000	$186,000	$12,977,000	$43,279,000	$130,985,000
Effect of foreign currency exchange rate changes	(1,242,000)	—	—	(205,000)	—	(1,447,000)

Goodwill acquired	—	—	—	—	367,000	367,000

Balance as of July 2, 2005	$30,422,000	$42,879,000	$186,000	$12,772,000	$43,646,000	$129,905,000

     Other intangible assets are summarized as follows:

	July 2, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$18,694,000	$3,939,000	$7,834,000	$2,970,000
Patents and developed technology	6,374,000	621,000	1,233,000	263,000
Backlog	351,000	181,000	11,000	11,000
Distributor agreements	374,000	31,000	374,000	12,000
Product names	320,000	16,000	—	—

	$26,113,000	$4,788,000	$9,452,000	$3,256,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over periods of 1 to 20 years.

	July 2, 2005	December 31, 2004
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$4,604,000	$3,004,000

Aggregate Intangible Assets Amortization Expense

For the first half ended July 2, 2005	1,532,000
For the first half ended July 3, 2004	420,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2005	3,106,000
For the year ending December 31, 2006	3,093,000
For the year ending December 31, 2007	3,039,000
For the year ending December 31, 2008	2,968,000
For the year ending December 31, 2009	2,645,000

(9) The components of net periodic benefit costs are as follows:

Pension Benefits	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$636,000	$589,000	$1,272,000	$1,178,000
Interest cost	1,270,000	1,243,000	2,540,000	2,487,000
Expected return on plan assets	(1,083,000)	(951,000)	(2,166,000)	(1,903,000)
Amortization of:
Unrecognized net prior service cost	49,000	190,000	98,000	380,000
Unrecognized net loss	220,000	274,000	440,000	548,000

Total	$1,092,000	$1,345,000	$2,184,000	$2,690,000

Postretirement Benefits	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$111,000	$187,000	$222,000	$377,000
Interest cost	221,000	368,000	442,000	742,000
Amortization of:
Unrecognized net prior service cost	(359,000)	(269,000)	(717,000)	(542,000)
Unrecognized net gain	(176,000)	(44,000)	(352,000)	(89,000)

Total	$(203,000)	$242,000	$(405,000)	$488,000

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

	Quarter Ended		First Half Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Reported net income	$12,418,000	$9,944,000	$22,297,000	$18,846,000
Add: Total stock-based compensation expense included in reported net income, net of tax	434,000	205,000	868,000	410,000

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(457,000)	(236,000)	(912,000)	(472,000)

Pro-forma net income	$12,395,000	$9,913,000	$22,253,000	$18,784,000

Earnings per share- Basic:
As reported	$0.45	$0.36	$0.80	$0.68
Pro-forma	$0.45	$0.35	$0.80	$0.67

Earnings per share- Diluted:
As reported	$0.40	$0.33	$0.73	$0.63
Pro-forma	$0.40	$0.33	$0.73	$0.63

(11) In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123 (R), will require Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123 (R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but earlier adoption is allowed for periods for which financial statements have not been issued. SFAS No. 123 (R) will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, Kaydon will apply SFAS No. 123 (R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro-forma disclosures. For periods before the effective date, Kaydon anticipates that it will not restate the financial statements to reflect compensation cost previously reported in the pro-forma footnote disclosures under the provisions of SFAS No. 123. The Company does not expect the impact of adoption to be significant.
Restricted stock awards granted to key employees and Directors pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. Currently, compensation cost associated with these restricted stock awards is being recognized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Upon adoption of SFAS No. 123 (R), currently planned for January 1, 2006, the Company is required to change this approach for new awards granted after adoption. Subsequent to adoption, compensation cost related to grantees whom become retirement eligible during the normal vesting period will be recognized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation cost will be recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach, the cost would have increased $0.5 million during the second quarter ended July 2, 2005, $0.1 million during the second quarter ended July 3, 2004, $1.0 million during the first half ended July 2, 2005, and $0.1 million during the first half ended July 3, 2004.
(12) On January 7, 2005 Kaydon Corporation acquired all of the outstanding capital stock of Purafil, Inc. (“Purafil”) in a cash transaction valued at $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a reportable segment basis, Purafil’s results are reported in “Other.”

(13) On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the U.S. pursuant to a domestic investment plan. The temporary incentive is available to the Company in 2005. The Company has not completed its evaluation of the repatriation provision under the Act, but expects to determine the potential dividends it may pursue under this Act, if any, and the related tax implications by the end of the year.
(14) On July 26, 2005 the Company completed the sale of substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment for $72.4 million cash, which is expected to result in an after tax gain of approximately $.70 per diluted share. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company will report this segment as a component of discontinued operations in the third quarter ending October 1, 2005. The total assets and total liabilities of the Power and Data Transmission Products segment at July 2, 2005 are detailed below.

July 2, 2005
(Unaudited)
Assets:
Current Assets	$18,669,000
Property, plant and equipment, net	9,232,000
Goodwill, net	12,772,000
Other intangible assets, net	137,000
Other assets	58,000

Total assets	$40,868,000

Liabilities:
Current liabilities	$3,424,000
Long-term liabilities	50,000

Total liabilities	$3,474,000

For additional financial information regarding the Power and Data Transmission Products segment refer to Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the second quarter 2005, the Company continued to benefit from a strong manufacturing environment and experienced increased demand from various markets including heavy equipment, defense, industrial, and other key commercial markets. The Company also continues to benefit from its recent acquisitions. During the second quarter of 2005 the Company continued to experience a high level of incoming customer orders, which were substantially higher than those from the comparable period of last year. During the second half of 2005, the Company expects to continue to benefit from a strong manufacturing economy, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
During the second quarter of 2005, the Company’s gross profit and operating margins continued to be affected by higher material costs and ramp up costs associated with new programs in our specialty bearings business, but we are continuing to address these issues and expect them to have less of an impact on gross profit in the last half of the year.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At July 2, 2005 the Company’s current ratio was 8.2 to 1 and working capital totaled $325.0 million. The Company’s current cash balance of $240.2 million at July 2, 2005, along with our new $300.0 million revolving credit facility, completed on July 12, 2005, provide financial strength to support the Company’s objectives including strategic acquisitions.
On July 26, 2005, we completed the sale of the Power and Data Transmission Products group to Moog, Inc. for $72.4 million cash. The sale is expected to result in an after tax gain of approximately $0.70 per diluted share, which will be reported as a component of discontinued operations in our third quarter results.
In summary, the Company’s future performance will be impacted by general economic conditions, our ability to control and offset rising material costs, the strength of the manufacturing environment, as well as the utilization of current liquidity levels in completing strategic acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s Annual Report for the year ended December 31, 2004, particularly “Item 7— Management’s Discussion and Analysis of Results of Operations and Financial Condition”, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Second Quarter Results
Sales during the second quarter of 2005 were $104.4 million as compared to $84.4 million in the second quarter of 2004, an increase of $20.0 million or 23.7 percent. Increased sales across most of the Company’s product lines, including specialty bearings, linear deceleration and sealing products, and metal forming equipment, along with incremental sales of $5.8 million from recent acquisitions were only partially offset by decreases totaling $1.5 million related to lower demand for certain filtration products utilized in military applications and lower prices on sales of specialty metal alloys reflecting lower raw material pricing.
Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $50.9 million during the second quarter of 2005 as compared with $42.7 million during the second quarter of 2004, an increase of $8.2 million or 19.3 percent. This segment was positively affected by increased demand for specialty bearings utilized in defense, heavy equipment and wind power markets, and by increased demand for split roller bearing products used globally in various industrial markets.
During the second quarter 2005, the Company’s Velocity Control Products reporting segment sales increased $1.9 million or 15.5 percent, to $14.4 million, when compared with second quarter 2004 sales of $12.5 million. Increased product demand from a variety of industrial markets, both in the United States and Europe contributed $0.9 million to the increase, while a small product line acquisition completed in the third quarter of 2004 contributed $0.7 million to the sales increase.
The Company’s Sealing Products reporting segment achieved sales of $10.4 million during the second quarter 2005, an increase of $0.7 million or 7.7 percent from second quarter 2004 sales of $9.7 million, primarily as a result of shifting some business from the first quarter of 2005 to the second quarter of 2005 as a result of the previously disclosed work stoppage at our Baltimore, Maryland facility.
During the second quarter of 2005, sales of Kaydon’s Power and Data Transmission Products reporting segment increased $2.4 million, to $9.9 million, when compared with second quarter 2004 sales. This segment was positively affected by increased demand for traditional rotary and electronic products, along with slip-ring products used in aerospace applications.
Sales of the Company’s remaining businesses equaled $18.7 million during the second quarter of 2005, an increase from the second quarter 2004 of $6.7 million or 56.0 percent. Sales of metal forming equipment increased $2.9 million, partially due to customer initiated shipping delays from the first quarter of this year. Also, a recent acquisition positively impacted sales by $5.1 million. These increases were partially offset by a decrease of $1.5 million as a result of reduced sales of certain filtration products, primarily due to a decrease in military spending for these items, and by lower prices on sales of specialty metal alloys reflecting lower raw material pricing.
Gross profit during the second quarter of 2005 of $39.1 million was 37.4 percent of sales, compared with $32.8 million or 38.9 percent of sales in the second quarter of 2004. Compared to the second quarter of 2004, the second quarter 2005 gross margin was affected by higher material costs and a shift in product mix, particularly in our specialty bearings business. Higher material costs relate to both higher prices for raw materials and to more production processes being outsourced during the ramp-up phases of certain new product programs. Recent Kaydon price increases coupled with recent capital equipment additions, aimed at bringing much of the current outsourcing back in house, should positively affect future quarters.
Selling, general and administrative (“SG&A”) expenses during the second quarter of 2005 were $19.3 million, or 18.5 percent of sales, as compared to $15.7 million, or 18.6 percent of sales, during the second quarter of 2004. The increase in SG&A expenses resulted from higher sales volumes, additional amortization costs associated with recent acquisitions, and foreign currency translation losses on several foreign currency denominated accounts due to the strengthening of the U.S. dollar against certain currencies during the quarter. Costs associated with Sarbanes-Oxley compliance were immaterial in both this year’s and last year’s second quarter. However, as previously disclosed, we estimate that these costs will approximate $700,000 in each of the third and fourth quarters of this year.
The Company’s operating income was $19.8 million for the second quarter of 2005 compared to operating income of $17.1 million in the second quarter of 2004, an increase of $2.7 million or 15.9 percent.
Depreciation and amortization during the second quarter 2005 was $4.7 million, compared to $3.7 million during the second quarter of 2004. The increase was due primarily to the additional amortization expense associated with our recent acquisitions.
On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $12.7 million during the second quarter of 2005 as compared to $11.1 million during the comparable period last year. Operating income was positively affected by increased demand for specialty bearings utilized in defense, heavy equipment, and wind power markets, and for split roller bearing products used globally in various industrial markets. The growth of second quarter operating income was affected by higher material costs, including both higher raw material pricing and the higher cost of outsourcing certain production processes associated with the ramp-up phase of several new product programs in the military and wind power markets. We expect to see an improvement in operating efficiencies and production costs during the remainder of the year along with improved pricing and product mix.

The Velocity Control Products reporting segment contributed $3.7 million to the Company’s operating income during the second quarter of 2005 as compared to $3.4 million during the comparable period last year. Increases in operating income were primarily due to increased product demand, but were partially offset by higher material costs. In addition, operating income in the second quarter of 2004 was positively impacted by net favorable adjustments, primarily related to inventory reserves.
The Sealing Products reporting segment contributed $1.7 million to the Company’s operating income during the second quarter of 2005 as compared to $1.5 million during the comparable period last year. The increase is primarily the result of increased sales.
Aided by the increase in sales, the Power and Data Transmission Products reporting segment reported an operating income of $1.2 million during the second quarter of 2005 as compared to operating loss of ($0.1) million during the comparable period last year.
The Company’s other businesses generated operating income of $1.9 million during the second quarter of 2005 as compared to an operating loss ($0.8) million during the comparable period last year, primarily as a result of a recent acquisition and increased sales of metal forming equipment. The operating loss for the second quarter of 2004 included a $1.9 million goodwill impairment loss.
Interest expense during both the second quarter of 2005 and 2004 was $2.4 million. As a result of higher interest rates, interest income during the second quarter of 2005 was $1.7 million, as compared to $0.8 million during the second quarter of 2004.
The Company’s effective income tax rate in the second quarter of 2005 was 35.2 percent as compared to a 36 percent tax rate during the second quarter of 2004, primarily due to reduced taxes on foreign earnings and remittances, and additional deductions available for the first time under the American Jobs Creation Act of 2004.
Second quarter 2005 net income and diluted earnings per share were $12.4 million and $0.40 based on 34.7 million common shares outstanding. Second quarter 2004 net income and diluted earnings per share were $9.9 million and $0.33 based on 34.8 million common shares outstanding.
First Half Results
Sales during the first half of 2005 were $198.9 million, an increase of 18.6 percent over last year’s first half sales of $167.7 million. As a result of the higher sales volume, gross profit for the first half of 2005 increased to $74.7 million or 37.6 percent of sales as compared to $64.6 million or 38.5 percent of sales during the first half of 2004. Gross profit for the first half of 2005 was impacted by the higher material costs, including both higher prices for raw materials and additional costs for production processes being outsourced during the start-up phases of new product programs. Operating income for the first half of 2005 was $36.0 million or 18.1 percent of sales. Operating income for the first half of 2004 was $32.7 million, or 19.5 percent of sales.

Net income for the first half of 2005 was $22.3 million or $0.73 per common share on a diluted basis. First half 2004 net income and diluted earnings per common share were $18.8 million and $0.63.
Diluted earnings per common share calculations reflect the provisions of the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, the second quarter and the first half 2004 diluted earnings per share figures, previously reported as $.36 and $.67, have been restated in accordance with EITF 04-8.
Liquidity and Capital Resources
At July 2, 2005, the Company’s current ratio was 8.2 to 1 and working capital totaled $325.0 million, including $240.2 million of cash and cash equivalents. At December 31, 2004, the current ratio was 9.0 to 1 and working capital totaled $349.3 million, including cash and cash equivalents of $278.6 million. Long-term debt outstanding at the end of the second quarter 2005 was $200.0 million, down slightly from the year-end 2004 balance of $200.1 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.
As of July 12, 2005, the Company entered into an amended and restated agreement (the “Amended and Restated Credit Agreement”) for its senior credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Amended and Restated Credit Agreement amends and restates the Company’s existing $200 million credit facility. The Amended and Restated Credit Agreement provides for a $300 million senior unsecured revolving credit facility. The new credit facility provides for borrowings by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The new credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries.
On July 26, 2005, we completed the sale of the Power and Data Transmission Products group to Moog, Inc. for $72.4 million cash. The sale is expected to result in an after tax gain of approximately $0.70 per diluted share, which will be reported as a component of discontinued operations in our third quarter results.
Net cash flow from operating activities during the first half of 2005 was $21.8 million, compared to first half 2004 net cash flow from operating activities of $25.7 million, which included the receipt of a legal settlement in the amount of $2.5 million, as the increase in net income in the first half of 2005 was more than offset by increased working capital levels resulting from higher sales and order activity. During the first half of 2005, the Company acquired Purafil, Inc. for $42.7 million, paid common stock dividends of $6.8 million, invested $5.4 million in net capital expenditures, and repurchased 207,771 shares of Company common stock for $6.1 million.

Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first half of 2005 equaled $220.2 million versus $178.4 million during the first half of 2004, resulting in a backlog of $143.3 million at July 2, 2005. The Company’s strong order intake during the first half is further evidence of positive momentum from the recovery in the manufacturing economy. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s new $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. We have identified certain accounting policies and estimates, described below that are the most critical to the portrayal of the Company’s current financial condition and results of operations.
Loss Contingencies and Legal Costs— We record loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.
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
Valuation of Goodwill and Indefinite-Lived Intangible Assets- After a significant business acquisition is consummated the Company engages a valuation specialist to assist in the determination of the fair value of the reporting unit’s goodwill and indefinite-lived intangible assets. The fair value is determined based on expected discounted future cash flows including an estimate for terminal value. Inherent in the fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows and the interpretation of current economic indicators.
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
Trademarks are the Company’s only indefinite-lived intangible asset. We identify impairment of these trademarks by comparing their fair value to its carrying amounts. The fair value of the trademarks are calculated based on estimates of discounted future cash flows including estimates for terminal values related to the net amount of royalty expenses avoided due to the existence of the trademarks.
We believe the accounting estimates related to valuation and impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because: the estimate of discounted future cash flows and terminal values, while based on reasonable and supportable assumptions and projections, requires subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; projected outcomes based on the assumptions made can vary; and the calculation of implied fair value is inherently subject to estimates.
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 10) in the 2004 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.

Valuation of Long-Lived Assets— After a significant business acquisition is consummated the Company engages a valuation specialist to assist in the determination of the fair value of the reporting unit’s long-lived assets. The fair value is determined based on expected discounted future cash flows including an estimate for terminal value. Estimated replacement and sales values for comparable assets are also used in the determination of the long-lived assets’ fair values. Inherent in the fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows and the interpretation of current economic indicators.
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
We believe the accounting estimates related to long-lived asset valuation and impairment to be a critical accounting estimate because: the estimate of undiscounted future cash flows, while based on reasonable and supportable assumptions and projections, requires subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the assumptions made can vary.
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 8) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 1 and Note 10) in the 2004 Annual Report on Form 10-K for additional information regarding long-lived assets.
Retirement Benefits— Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.
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
4% Contingent Convertible Senior Subordinated Notes— In 2003, we sold $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 8) in the 2004 Annual Report on Form 10-K for additional information regarding income taxes.
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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those specifically listed below, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 30 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2005) would have an immaterial impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Canada, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, provided that the evaluation of Kaydon’s disclosure controls and procedures did not include an evaluation of the effectiveness of the internal control over financial reporting for the Purafil business, as described further below. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Except for the implementation of new enterprise resource planning (ERP) software discussed below, no changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On January 7, 2005 Kaydon purchased Purafil, Inc. for $42.7 million. Purafil’s sales during the quarter and first half ended July 2, 2005 equaled $5.1 million and $9.7 million. Because it had been a privately held company, Purafil’s internal controls over financial reporting have not been documented and tested. As part of our integration process we will incorporate our controls and procedures into Purafil by December 31, 2005.
Except for the implementation of new enterprise resource planning (ERP) software at one location, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The aforementioned ERP software is not new to the Company, it has been implemented at several locations as part of the Company’s ongoing program to update systems at all of its locations. The Company believes that the new ERP software will improve its internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the discussion in Notes to Consolidated Condensed Financial Statements (Note 7), which discussion is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2005:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
April 3 to April 30	30,000	$28.01	30,000	878,565
May 1 to May 28	40,000	$27.42	40,000	5,000,000
May 29 to July 2	20,500	$27.36	20,500	4,979,500

Total	90,500	$27.65	90,500

(1) On September 29, 1999 the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market. On May 6, 2005, the Company’s Board of Directors authorized a new share repurchase program of up to 5,000,000 shares that replaced the existing program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 6, 2005, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2005. The results were as follows:

Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
David A. Brandon	24,889,593	195,761
Brian P. Campbell	24,755,556	329,798
James O’Leary	25,003,834	81,520
Thomas C. Sullivan	24,548,800	536,554
B. Joseph White	24,980,669	104,685
The stockholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2005 with the following vote: 24,989,052 votes for, 69,881 votes against, and 26,421 votes abstained.
ITEM 6. EXHIBITS

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

KAYDON CORPORATION
August 10, 2005	/s/ Brian P. Campbell
Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer

August 10, 2005	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002