Form 10-Q
period 2005-10-01
KAYDON CORP
filed 2005-11-09
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended October 1, 2005	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 747-7025
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐
NO ☑
Common Stock Outstanding at November 4, 2005 – 28,153,702 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2005

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	October 1, 2005	December 31, 2004
	(Unaudited)	(As Reclassified)
Assets:
Cash and cash equivalents	$321,671,000	$278,586,000
Accounts receivable, net	52,401,000	41,641,000
Inventories, net	53,327,000	49,303,000
Assets of discontinued operations	—	14,245,000
Other current assets	10,001,000	9,252,000

Total current assets	437,400,000	393,027,000

Property, plant and equipment, net	77,023,000	76,039,000
Goodwill, net	117,506,000	100,260,000
Other intangible assets, net	25,051,000	9,053,000
Assets of discontinued operations	—	23,251,000
Other assets	15,115,000	17,494,000

Total assets	$672,095,000	$619,124,000

Liabilities and Shareholders’ Equity:
Accounts payable	$14,609,000	$15,626,000
Taxes payable	20,118,000	5,797,000
Salaries and wages	7,295,000	6,874,000
Liabilities of discontinued operations	—	3,632,000
Interest payable	2,867,000	844,000
Other accrued expenses	13,100,000	10,923,000

Total current liabilities	57,989,000	43,696,000

Long-term debt	200,017,000	200,066,000
Liabilities of discontinued operations	—	139,000
Long-term liabilities	64,319,000	66,542,000

Total long-term liabilities	264,336,000	266,747,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	47,558,000	47,399,000
Retained earnings	499,790,000	450,456,000
Less — treasury stock, at cost	(186,538,000)	(184,781,000)
Less — restricted stock awards	(8,326,000)	(6,908,000)
Accumulated other comprehensive loss	(6,407,000)	(1,178,000)

	349,770,000	308,681,000

Total liabilities and shareholders’ equity	$672,095,000	$619,124,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$85,870,000	$73,014,000	$264,905,000	$224,510,000
Cost of sales	53,532,000	43,495,000	163,051,000	133,234,000

Gross profit	32,338,000	29,519,000	101,854,000	91,276,000
Selling, general and administrative expenses	14,921,000	15,049,000	51,211,000	44,567,000

Operating income from continuing operations	17,417,000	14,470,000	50,643,000	46,709,000
Interest income	2,442,000	1,040,000	5,702,000	2,608,000
Interest expense	(2,389,000)	(2,397,000)	(7,203,000)	(7,190,000)

Income from continuing operations before income taxes	17,470,000	13,113,000	49,142,000	42,127,000
Provision for income taxes	5,825,000	4,721,000	17,020,000	15,166,000

Income from continuing operations	11,645,000	8,392,000	32,122,000	26,961,000

Income from discontinued operations (including in 2005 gain on disposal of $41.0 million)	41,206,000	1,737,000	43,943,000	2,170,000
Provision for income taxes	15,667,000	625,000	16,584,000	781,000

Income from discontinued operations	25,539,000	1,112,000	27,359,000	1,389,000

Net income	$37,184,000	$9,504,000	$59,481,000	$28,350,000

Weighted average common shares:
Basic	27,763,000	27,862,000	27,809,000	27,881,000
Diluted	34,663,000	34,779,000	34,726,000	34,793,000
Earnings per share — continuing operations:
Basic	$0.42	$0.30	$1.16	$0.97
Diluted	$0.38	$0.28	$1.06	$0.90
Earnings per share — discontinued operations:
Basic	$0.92	$0.04	$0.98	$0.05
Diluted	$0.74	$0.03	$0.79	$0.04
Earnings per share:
Basic	$1.34	$0.34	$2.14	$1.02
Diluted	$1.12	$0.32	$1.84	$0.94

Dividends declared per share	$0.12	$0.12	$0.36	$0.36
See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities	$31,120,000	$33,372,000

Cash flows used in investing activities:

Additions to property, plant and equipment, net	(6,843,000)	(6,630,000)
Acquisition of business, net of cash acquired	(42,668,000)	(3,964,000)

Cash used in investing activities	(49,511,000)	(10,594,000)

Cash flows used in financing activities:
Cash dividends paid	(10,149,000)	(10,152,000)
Purchase of treasury stock	(6,102,000)	(1,818,000)
Proceeds from exercise of stock options	1,000,000	42,000
Payments on debt	(46,000)	(75,000)

Cash used in financing activities	(15,297,000)	(12,003,000)

Effect of exchange rate changes on cash and cash equivalents	544,000	210,000
Proceeds from sale of discontinued operations	72,400,000	—
Cash from discontinued operations	3,829,000	2,607,000

Net increase in cash and cash equivalents	43,085,000	13,592,000
Cash and cash equivalents — Beginning of period	278,586,000	255,756,000

Cash and cash equivalents — End of period	$321,671,000	$269,348,000

Cash expended for income taxes	$15,987,000	$13,516,000

Cash expended for interest	$4,000,000	$4,000,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The December 31, 2004 condensed balance sheet has been reclassified for discontinued operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2)	Inventories are summarized as follows:

	October 1, 2005	December 31, 2004
Raw Material	$19,417,000	$15,062,000
Work in Process	13,404,000	14,048,000
Finished Goods	20,506,000	20,193,000

	$53,327,000	$49,303,000

(3)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $(1.8) million and $(0.3) million, resulting in comprehensive income of $35.4 million and $9.2 million for the quarters ended October 1, 2005, and October 2, 2004. On a first three quarter basis, other comprehensive income (loss), net of tax, was approximately $(5.2) million and $0.5 million, resulting in comprehensive income of $54.3 million and $28.9 million for the first three quarters ended October 1, 2005 and October 2, 2004.

(4)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended
	October 1, 2005	October 2, 2004
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$11,645,000	$8,392,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,551,000	1,488,000

Numerators for diluted earnings per share from continuing operations	$13,196,000	$9,880,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,763,000	27,862,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	41,000	58,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,663,000	34,779,000

Earnings per share from continuing operations:
Basic	$0.42	$0.30

Diluted	$0.38	$0.28

	First Three Quarters Ended
	October 1, 2005	October 2, 2004
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$32,122,000	$26,961,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	4,565,000	4,465,000

Numerators for diluted earnings per share from continuing operations	$36,687,000	$31,426,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,809,000	27,881,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	58,000	53,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,726,000	34,793,000

Earnings per share from continuing operations:
Basic	$1.16	$0.97

Diluted	$1.06	$0.90

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

Following the sale of its Power and Data Transmission Products segment on July 26, 2005, the Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

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

Other — filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

Power and Data Transmission Products — complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards. This segment was sold July 26, 2005. Refer to Note 13 for additional information regarding the sale of this segment.

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

	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales
Friction and Motion Control Products
External customers	$48,284,000	$40,715,000	$143,641,000	$122,094,000
Intersegment	28,000	85,000	388,000	250,000

	48,312,000	40,800,000	144,029,000	122,344,000
Velocity Control Products
External customers	13,655,000	12,642,000	42,827,000	38,733,000
Intersegment	—	—	(1,000)	—

	13,655,000	12,642,000	42,826,000	38,733,000
Sealing Products
External customers	9,402,000	8,767,000	28,563,000	28,098,000
Intersegment	(8,000)	(20,000)	(55,000)	(65,000)

	9,394,000	8,747,000	28,508,000	28,033,000
Other
External customers	14,525,000	10,829,000	49,572,000	35,411,000
Intersegment	(16,000)	(4,000)	(30,000)	(11,000)

	14,509,000	10,825,000	49,542,000	35,400,000
Power and Data Transmission Products
External customers	2,245,000	10,384,000	22,399,000	26,710,000
Intersegment	(4,000)	(61,000)	(302,000)	(174,000)

	2,241,000	10,323,000	22,097,000	26,536,000

Total segment net sales	88,111,000	83,337,000	287,002,000	251,046,000

Net sales of discontinued operations	(2,241,000)	(10,323,000)	(22,097,000)	(26,536,000)

Total consolidated net sales	$85,870,000	$73,014,000	$264,905,000	$224,510,000

	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Operating income
Friction and Motion Control Products	$11,598,000	$10,152,000	$34,882,000	$30,232,000
Velocity Control Products	3,197,000	3,174,000	10,372,000	10,571,000
Sealing Products	909,000	2,643,000	3,824,000	5,603,000
Other	367,000	247,000	3,302,000	1,030,000
Power and Data Transmission Products	237,000	1,737,000	2,974,000	2,170,000

Total segment operating income	16,308,000	17,953,000	55,354,000	49,606,000

State income tax provision included in segment operating income	466,000	289,000	1,250,000	842,000
Items not allocated to segment operating income	880,000	(2,035,000)	(2,987,000)	(1,569,000)

Interest expense	(2,389,000)	(2,397,000)	(7,203,000)	(7,190,000)
Interest income	2,442,000	1,040,000	5,702,000	2,608,000
Operating income of discontinued operations	(237,000)	(1,737,000)	(2,974,000)	(2,170,000)

Income from continuing operations before income taxes	$17,470,000	$13,113,000	$49,142,000	$42,127,000

	Quarter Ended		First Three Quarters Ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Depreciation and amortization
Friction and Motion Control Products	$1,742,000	$1,666,000	$5,414,000	$5,427,000
Velocity Control Products	466,000	434,000	1,417,000	1,270,000
Sealing Products	253,000	248,000	790,000	806,000
Other	923,000	265,000	2,717,000	819,000
Corporate	666,000	646,000	1,957,000	1,476,000
Power and Data Transmission Products	130,000	327,000	948,000	1,136,000

	4,180,000	3,586,000	13,243,000	10,934,000
Depreciation and amortization of discontinued operations	(130,000)	(327,000)	(948,000)	(1,136,000)

Total consolidated depreciation and amortization of continuing operations	$4,050,000	$3,259,000	$12,295,000	$9,798,000

	Quarter Ended		First Three Quarters Ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Additions to net property, plant and equipment

Friction and Motion Control Products	$797,000	$1,493,000	$3,544,000	$5,228,000
Velocity Control Products	137,000	76,000	700,000	22,000
Sealing Products	433,000	161,000	545,000	366,000
Other	551,000	189,000	1,552,000	792,000
Corporate	(290,000)	(41,000)	502,000	222,000
Power and Data Transmission Products	111,000	248,000	274,000	587,000

	1,739,000	2,126,000	7,117,000	7,217,000

Additions to net property, plant and equipment of discontinued operations	(111,000)	(248,000)	(274,000)	(587,000)

Total consolidated additions to net property, plant and equipment of continuing operations	$1,628,000	$1,878,000	$6,843,000	$6,630,000

	October 1, 2005	December 31, 2004

Total assets
Friction and Motion Control Products	$158,042,000	$162,275,000
Velocity Control Products	81,846,000	80,213,000
Sealing Products	19,499,000	18,034,000
Other	96,004,000	46,586,000
Corporate	316,704,000	274,520,000
Power and Data Transmission Products	—	37,496,000

Total consolidated assets	$672,095,000	$619,124,000

(6) Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the third quarter of 2005. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the third quarter of 2005 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of October 1, 2005 and December 31, 2004 was $3.5 million and $4.4 million, respectively.
As of July 12, 2005, the Company entered into an amended and restated agreement (the “Amended and Restated Credit Agreement”) for its senior credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Amended and Restated Credit Agreement amends and restates the Company’s previous $200 million credit facility. The Amended and Restated Credit Agreement provides for a $300 million senior unsecured revolving credit facility. The new credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The new credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at October 1, 2005. After consideration of the facility’s covenants and $4.1 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.9 million at October 1, 2005.
The Company’s outstanding debt was as follows:

	October 1, 2005	December 31, 2004
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	82,000	128,000

Total debt	200,082,000	200,128,000
Less current maturities	65,000	62,000

Long-term debt	$200,017,000	$200,066,000

(7) As previously reported, in August 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In May 2002, the Company, along with Sikorsky Aircraft Corporation, The Armoloy Corporation, Armoloy of Illinois, Inc., Armoloy of Connecticut, Inc. and Investment Holdings, Inc., was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. Armoloy of Connecticut, Inc. is no longer a party to the litigation. The litigation currently is pending in the District Court of Nueces County, Texas, 28th Judicial District. During this year’s third quarter, a tentative settlement was reached among all the defendants and the plaintiffs. The terms of the settlement are confidential and admit no fault by any of the defendants. The final settlement agreement and release documents have not been executed and the litigation has not yet been dismissed by the court. These actions should occur within the next 90 days. The Company has always believed it had meritorious defenses to these claims including, but not limited to, the fact that the bearing utilized in the helicopter involved in the accident was inspected and approved prior to shipment by both U.S. government and Sikorsky Aircraft Corporation inspectors. Accordingly, an accrual is not recorded in the consolidated financial statements related to this legal action. Further, the Company believes that any damages resulting from this lawsuit will be fully covered under the Company’s insurance policy.
The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of October 1, 2005, an undiscounted accrual in the amount of $1.4 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is included in long-term liabilities in the consolidated financial statements.
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
During the third quarter of 2005, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2005, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.

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
During the third quarter of 2005, final adjustments of $0.3 million were recorded to goodwill relating to the small product line acquisition made by the Company’s Velocity Control Products segment last year.
The changes in the carrying amount of goodwill for the first three quarters ended October 1, 2005, are as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total
Balance as of December 31, 2004	$32,040,000	$42,879,000	$186,000	$25,155,000	$100,260,000
Effect of foreign currency exchange rate changes	(376,000)	—	—	—	(376,000)

Goodwill acquired	—	—	—	18,124,000	18,124,000

Balance as of April 2, 2005	$31,664,000	$42,879,000	$186,000	$43,279,000	$118,008,000
Effect of foreign currency exchange rate changes	(1,242,000)	—	—	—	(1,242,000)

Goodwill acquired	—	—	—	367,000	367,000

Balance as of July 2, 2005	$30,422,000	$42,879,000	$186,000	$43,646,000	$117,133,000
Effect of foreign currency exchange rate changes	52,000	—	—	—	52,000

Goodwill acquired	—	321,000	—	—	321,000

Balance as of October 1, 2005	$30,474,000	$43,200,000	$186,000	$43,646,000	$117,506,000

     Other intangible assets are summarized as follows:

	October 1, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$18,694,000	$4,440,000	$7,834,000	$2,970,000
Patents and developed technology	6,216,000	738,000	1,033,000	210,000
Backlog	351,000	266,000	11,000	11,000
Distributor agreements	374,000	40,000	374,000	12,000
Product names	320,000	24,000	—	—

	$25,955,000	$5,508,000	$9,252,000	$3,203,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over periods of 1 to 20 years.

	October 1, 2005	December 31, 2004
Unamortized Intangible Assets	Carrying Amount	Carrying Amount
Trademarks	$4,604,000	$3,004,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended October 1, 2005	$2,305,000
For the first three quarters ended October 2, 2004	$638,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2005	$3,086,000
For the year ending December 31, 2006	$3,073,000
For the year ending December 31, 2007	$3,019,000
For the year ending December 31, 2008	$2,948,000
For the year ending December 31, 2009	$2,625,000

(9) The components of net periodic benefit costs are as follows:

Pension Benefits	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$636,000	$590,000	$1,908,000	$1,768,000
Interest cost	1,270,000	1,244,000	3,810,000	3,731,000
Expected return on plan assets	(1,083,000)	(951,000)	(3,249,000)	(2,854,000)
Amortization of:
Unrecognized net prior service cost	49,000	193,000	147,000	573,000
Unrecognized net loss	220,000	273,000	660,000	821,000

Total	$1,092,000	$1,349,000	$3,276,000	$4,039,000

Postretirement Benefits	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$111,000	$145,000	$333,000	$522,000
Interest cost	221,000	294,000	663,000	1,036,000
Amortization of:
Unrecognized net prior service cost	(359,000)	(281,000)	(1,076,000)	(823,000)
Unrecognized net gain	(176,000)	(198,000)	(528,000)	(287,000)

Total	$(203,000)	$(40,000)	$(608,000)	$448,000

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

	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Reported income from continuing operations	$11,645,000	$8,392,000	$32,122,000	$26,961,000
Add: Total stock-based compensation expense included in reported income from continuing operations, net of tax	456,000	378,000	1,308,000	766,000

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(478,000)	(409,000)	(1,374,000)	(859,000)

Pro-forma income from continuing operations	$11,623,000	$8,361,000	$32,056,000	$26,868,000

Earnings per share from continuing operations- Basic:
As reported	$0.42	$0.30	$1.16	$0.97
Pro-forma	$0.42	$0.30	$1.15	$0.96

Earnings per share from continuing operations- Diluted:
As reported	$0.38	$0.28	$1.06	$0.90
Pro-forma	$0.38	$0.28	$1.06	$0.90

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
Restricted stock awards granted to key employees and Directors pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. Currently, compensation cost associated with these restricted stock awards is being recognized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Upon adoption of SFAS No. 123 (R), currently planned for January 1, 2006, the Company is required to change this approach for new awards granted after adoption. Subsequent to adoption, compensation cost related to grantees whom become retirement eligible during the normal vesting period will be recognized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation cost will be recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach, the cost would have increased $0.5 million during the third quarter ended October 1, 2005, $0.2 million during the third quarter ended October 2, 2004, $1.6 million during the first three quarters ended October 1, 2005, and $0.3 million during the first three quarters ended October 2, 2004.
(12) On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the U.S. pursuant to a domestic investment plan. The temporary incentive is available to the Company in 2005. The Company has completed its evaluation of the repatriation provision under the Act and does not intend to repatriate earnings under this provision, and has not provided for U.S. income taxes on these earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested.

(13) On July 26, 2005 the Company sold substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment for $72.4 million cash, subject to post-closing purchase price adjustments, resulting in a pre-tax gain of $41.0 million, or $0.73 per share on a diluted basis after tax. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of this segment, including the aforementioned gain on sale, are being reported as discontinued operations, and all prior period information has been restated.
In addition to the segregation of operating results, assets, and liabilities, Emerging Issues Task Force No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that was previously allocated to the Power and Data Transmission Products segment of $0.2 million and $1.2 million for the third quarter and first three quarters ended October 1, 2005, and of $0.5 million and $1.4 million for the third quarter and first three quarters ended October 2, 2004 has been charged against continuing operations in the Company’s consolidated condensed statements of operations. Operating results of the Power and Data Transmission Products segment up to the date of disposition are presented in the following table.

	Quarter Ended		First Three Quarters Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$2,241,000	$10,323,000	$22,097,000	$26,536,000

Operating income	$237,000	$1,737,000	$2,974,000	$2,170,000
Gain on disposal	40,969,000	—	40,969,000	—
Provision for income taxes	(15,667,000)	(625,000)	(16,584,000)	(781,000)

Income from discontinued operations	$25,539,000	$1,112,000	$27,359,000	$1,389,000

For the first three quarters ended October 1, 2005, cash flows from discontinued operations were a net in-flow of $3.8 million. Of which, cash flows from operating activities was $4.4 million, cash used in investing activities was $0.3 million, and the negative impact on exchange rates on cash and cash equivalents was $0.3 million.
For the first three quarters ended October 2, 2004, cash flows from discontinued operations were a net in-flow of $2.6 million. Of which, cash flows from operating activities was $3.4 million, cash used in investing activities was $0.6 million, and the negative impact on exchange rates on cash and cash equivalents was $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provides an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the third quarter 2005, the Company continued to benefit from strong demand in key markets including, defense and ordnance, military, wind power, and other key commercial markets. The Company also continues to benefit from its recent acquisitions. During the third quarter of 2005 the Company continued to experience a high level of incoming customer orders, which were substantially higher than those from the comparable period of last year and we expect this trend to continue into the fourth quarter.
Similar to the first half of this year, the third quarter gross profit margins continued to be affected by higher, but moderating, material costs, shifting product mix, and ramp up costs associated with new programs in our specialty bearings business. However, these issues are continuing to be addressed through price increases and capacity initiatives.
On July 26, 2005 Kaydon Corporation sold its Power and Data Transmission Products Group for $72.4 million cash, subject to post-closing purchase price adjustments. The sale resulted in a pre-tax gain of $41.0 million, or $0.73 per share on a diluted basis after tax, which is being reported as a component of income from discontinued operations.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At October 1, 2005 the Company’s current ratio was 7.5 to 1 and working capital totaled $379.4 million. The Company’s current cash balance of $321.7 million at October 1, 2005, along with our new $300.0 million revolving credit facility, completed on July 12, 2005, provide financial strength to support the Company’s objectives including strategic acquisitions.
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

Results of Operations
Third Quarter Results
Sales of continuing operations during the third quarter of 2005 were $85.9 million as compared to $73.0 million in the third quarter of 2004, an increase of $12.9 million or 17.6 percent. Increased sales across most of the Company’s product lines, including specialty bearings, split roller bearings, and linear deceleration and sealing products, along with incremental sales of $5.0 million from recent acquisitions were only partially offset by decreases totaling $1.4 million related to lower demand for specialty metal alloys, a decrease in demand for specialty ball products, and reduced sales of metal forming equipment.
Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $48.3 million during the third quarter of 2005 as compared with $40.8 million during the third quarter of 2004, an increase of $7.5 million or 18.4 percent. This segment was positively affected by increased demand for specialty bearings utilized in defense, heavy equipment and wind power markets, and by increased demand for split roller bearing products used globally in various industrial markets. These increases were partially offset by a decrease in demand for specialty ball products.
During the third quarter 2005, the Company’s Velocity Control Products reporting segment sales increased $1.0 million or 8.0 percent, to $13.7 million, when compared with third quarter 2004 sales of $12.6 million. The increase was due primarily to the small product line acquisition completed late in the third quarter of 2004.
The Company’s Sealing Products reporting segment achieved sales of $9.4 million during the third quarter 2005, an increase of $0.6 million or 7.4 percent from third quarter 2004 sales of $8.7 million, primarily as a result of an increase in demand for new industrial seal products.
As previously disclosed, on July 26, 2005 Kaydon Corporation sold its Power and Data Transmission Products Group for $72.4 million cash, subject to post-closing purchase price adjustments. The sale resulted in a pre-tax gain of $41.0 million, or $.73 per share on a diluted basis after tax, which is being reported as a component of income from discontinued operations. Up to the date of disposition, sales for the third quarter of 2005 for the Power and Data Transmission Products Group were $2.2 million. During the full third quarter of 2004, sales were $10.3 million. The Power and Data Transmission Products Group has now been eliminated as a segment.
The Company performs periodic strategic reviews of its operating companies to assess their future prospects relative to the Company’s long-term growth and profit goals. Based upon these reviews, management determined that the Power and Data Transmission Products Group did not meet these goals.
Sales of the Company’s remaining businesses equaled $14.5 million during the third quarter of 2005, an increase from the third quarter 2004 of $3.7 million or 34.0 percent. Sales from a recent acquisition were partially offset by a decrease in sales of metal forming equipment and a decrease in sales of specialty metal alloys.

Gross profit from continuing operations during the third quarter of 2005 of $32.3 million was 37.7 percent of sales, compared with $29.5 million or 40.4 percent of sales in the third quarter of 2004. Third quarter 2004 results were favorably impacted by $2.0 million of inventory revaluations, while this year’s third quarter was negatively affected by $0.5 million of net inventory adjustments. Beginning in 2005, we have capitalized inventory variances throughout the year, as opposed to recording them in the third and fourth quarters when we revalue our inventory standards.
Similar to this year’s first half, the third quarter gross margin continued to be affected by increases in material costs, and a shift in product mix, particularly in the specialty bearings business. Increases in material costs include both higher, but moderating, prices for raw material and increased process outsourcing resulting from higher sales levels due to new product programs. However, during the third quarter of 2005 certain selling price increases were initiated, partially offsetting higher raw material costs. In addition, recent capacity increases have reduced the amount of required outsourcing.
Selling, general and administrative (“SG&A”) expenses during the third quarter of 2005 were $14.9 million, or 17.4 percent of sales, as compared to $15.0 million, or 20.6 percent of sales, during the third quarter of 2004. Due diligence expenses related to acquisition initiatives and costs associated with Sarbanes-Oxley compliance declined $1.4 million when compared to the third quarter of 2004. These decreases were offset by increased SG&A costs caused by higher sales volumes and by $0.7 million of additional amortization costs associated with recent acquisitions.
The Company’s operating income from continuing operations increased 20.4 percent to $17.4 million equal to 20.3 percent of sales in the third quarter of 2005, compared to operating income from continuing operations of $14.5 million or 19.8 percent of sales in the third quarter of 2004.
Depreciation and amortization of continuing operations during the third quarter 2005 equaled $4.1 million, compared to $3.3 million during the third quarter of 2004. The increase is due primarily to the additional amortization expense associated with our recent acquisitions.
On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $11.6 million during the third quarter of 2005 as compared to $10.2 million during the comparable period last year. Third quarter 2004 results were favorably impacted by $1.2 million of inventory revaluations compared with an unfavorable impact from net inventory adjustments in the third quarter of 2005 of $0.2 million. As in previous quarters this year, operating income continued to be affected by higher material costs, including both higher raw material pricing and the cost of outsourcing certain production processes associated with the ramp-up phase of several new product programs in the military and wind power markets. During the third quarter of 2005 certain selling price increases were initiated, partially offsetting higher raw material costs. During the quarter, capacity increases also reduced the amount of required outsourcing.

The Velocity Control Products reporting segment contributed $3.2 million to the Company’s operating income during both the third quarter of 2005 and 2004, as this year the segment was affected by sales mix as well as acquisition integration costs.
The Sealing Products reporting segment contributed $0.9 million to the Company’s operating income during the third quarter of 2005 as compared to $2.6 million during the comparable period last year. Third quarter 2004 operating income included the $0.9 million favorable affect of revaluing inventory standards, and the $0.6 million favorable affect of certain reserve adjustments.
The Company’s other businesses generated operating income of $0.4 million, after $0.3 million of negative inventory adjustments, during the third quarter of 2005 as compared to $0.2 million during the comparable period last year.
Interest expense during both the third quarter of 2005 and 2004 was $2.4 million. As a result of higher interest rates and higher cash investments, due primarily to the sale of our Power and Data Transmission Products Group in late July, interest income during the third quarter of 2005 was $2.4 million, as compared to $1.0 million during the third quarter of 2004.
Primarily due to reduced taxes on foreign earnings and remittances, additional deductions available for the first time under the American Jobs Creation Act of 2004, and an increase in the U.S. federal tax benefit of the Extraterritorial Income Exclusion, the effective tax rate for the third quarter of 2005 for continuing operations was 33.3 percent, compared with 36.0 percent for the third quarter of 2004. We expect the effective tax rate for continuing operations for the full year 2005 to be approximately 35.0 percent, as compared with 36.0 percent for 2004.
Income from discontinued operations for the third quarter of 2005 equaled $41.2 million, which includes the gain of $41.0 million on the sale of the Power and Data Transmission Products Group and $0.2 million of operating income. After tax, income from discontinued operations equaled $25.5 million, of which $25.4 million resulted from the gain on sale. Diluted earnings per common share from discontinued operations for the third quarter 2005, based on 34.7 million common shares outstanding, were $0.74, of which $0.73 resulted from the gain on sale.
Including discontinued operations, net income for the third quarter of 2005 equaled $37.2 million resulting in diluted earnings per share of $1.12 based on 34.7 million common shares outstanding. Third quarter 2004 net income and diluted earnings per share were $9.5 million and $0.32 based on 34.8 million common shares outstanding.
First Three Quarters Results
Sales of continuing operations during the first three quarters of 2005 were $264.9 million, an increase of 18.0 percent over last year’s first three quarter sales of $224.5 million. As a result of the higher sales volume, gross profit from continuing operations for the first three quarters of 2005 increased to $101.9 million or 38.4 percent of sales as compared to $91.3 million or 40.7 percent of sales during the first three quarters of 2004. Gross profit for the first three quarters of 2005 was impacted by the higher material costs, including both higher prices for raw materials and additional costs for production processes being outsourced during the start-up phases of new product programs, but as previously discussed, these issues are continuing to be addressed. SG&A expenses of continuing operations equaled $51.2 million, or 19.3 percent of sales, during the first three quarters of 2005 as compared to $44.6 million, or 19.9 percent of sales, during the first three quarters of 2004. Operating income from continuing operations during the first three quarters of 2005 increased $3.9 million, or 8.4 percent, to $50.6 million. As a result of higher investment interest rates and higher cash investments, interest income earned increased to $5.7 million during the first three quarters of 2005, compared with $2.6 million during last year’s first three quarters. The effective tax rate for the first three quarters of 2005 equaled 34.6 percent, compared with 36.0 percent last year. Income and diluted earnings per share from continuing operations were up 19.1 percent and 17.8 percent, respectively, compared with the first three quarters of 2004.
Income from discontinued operations for the first three quarters of 2005 equaled $43.9 million, including the gain of $41.0 million on the sale of the Power and Data Transmission Products Group. Diluted earnings per share from discontinued operations for the first three quarters of 2005, based on 34.7 million common shares outstanding, were $0.79, with $0.73 resulting from the gain on sale.
Diluted earnings per common share from continuing operations calculations reflect the provisions of the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met.
Including discontinued operations, net income for the first three quarters of 2005 equaled $59.5 million or $1.84 per common share on a diluted basis. Net income and diluted earnings per common share for the first three quarters of 2004 were $28.4 million and $0.94.
Liquidity and Capital Resources
At October 1, 2005, the Company’s current ratio was 7.5 to 1 and working capital totaled $379.4 million, including $321.7 million of cash and cash equivalents. At December 31, 2004, the current ratio was 9.0 to 1 and working capital totaled $349.3 million, including cash and cash equivalents of $278.6 million. Long-term debt outstanding at the end of the third quarter 2005 was $200.0 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.
As of July 12, 2005, the Company entered into an amended and restated agreement (the “Amended and Restated Credit Agreement”) for its senior credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The Amended and Restated Credit Agreement amends and restates the Company’s previous $200 million credit facility. The Amended and Restated Credit Agreement provides for a $300 million senior unsecured revolving credit facility. The new credit facility provides for borrowings by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The new credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries.
On July 26, 2005, we completed the sale of the Power and Data Transmission Products Group for $72.4 million cash, subject to post-closing purchase price adjustments. The sale resulted in an after tax gain of $25.4 million or $0.73 per diluted share, which is being reported as a component of income from discontinued operations.
Net cash flow from operating activities of continuing operations during the first three quarters of 2005 equaled $31.1 million, compared to first three quarters of 2004 net cash flow from operating activities of $33.4 million, which included the receipt of a legal settlement in the amount of $2.5 million, as the increase in net income for the first three quarters of 2005 was offset by increased working capital levels resulting from higher sales and order activity. During the first three quarters of 2005, the Company acquired Purafil, Inc. for $42.7 million, paid common stock dividends of $10.1 million, invested $6.8 million in net capital expenditures, and repurchased 207,771 shares of Company common stock for $6.1 million.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked of continuing operations during the first three quarters of 2005 equaled $285.6 million versus $233.6 million during the first three quarters of 2004, resulting in a backlog of $127.2 million at October 1, 2005. The Company’s strong order intake during the first three quarters is further evidence that we continue to benefit from strong demand in key markets. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
Loss Contingencies and Legal Costs- We record loss contingencies as a liability when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimated legal costs expected to be incurred in connection with loss contingencies are accrued in the consolidated financial statements.
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
Valuation of Long-Lived Assets- After a significant business acquisition is consummated the Company engages a valuation specialist to assist in the determination of the fair value of the reporting unit’s long-lived assets. The fair value is determined based on expected discounted future cash flows including an estimate for terminal value. Estimated replacement and sales values for comparable assets are also used in the determination of the long-lived assets’ fair values. Inherent in the fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows and the interpretation of current economic indicators.
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
Retirement Benefits- Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.
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
In October 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (“EITF”) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The provisions are now effective and, accordingly, for diluted earnings per share calculations net income is adjusted by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and total shares outstanding are increased by the number of shares that would be issuable upon conversion.
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
Income Taxes - We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors.
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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, including those listed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties, including those listed in the Company’s annual report on Form 10-K for the year ended December 31,

2004, that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 33 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2005) would have an immaterial impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the third quarter of 2005:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
July 3 to July 30	—	—	—	4,979,500
July 31 to August 27	—	—	—	4,979,500
August 28 to October 1	—	—	—	4,979,500

Total	—	—	—

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)

10.2	Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 9, 2005	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive
Officer and Chief Financial Officer

November 9, 2005	/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)

10.2	Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002