Form 10-K
period 2005-12-31
KAYDON CORP
filed 2006-03-02
CIK 740694

FORM 10-K
United States
Securities and Exchange Commission
Washington, DC 20549
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.10 per Share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Exchange Act: None
          Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933. Yes ☑     No ☐
          Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes ☐ No ☑
          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on July 2, 2005 (based on the July 1, 2005 closing sales price of $27.91 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $768,000,000. For purposes of this calculation only, all executive officers and directors of the Registrant are assumed to be affiliates.
Number of shares outstanding of the Registrant’s Common Stock at February 21, 2006:
28,120,447 Shares of Common Stock, par value $0.10 per share.
          Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements
     This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
     In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances. For a specific discussion of the risks and uncertainties that could affect the Company’s financial condition and/or operating results, please refer to Item 1A. Risk Factors herein.

PART I

ITEM 1.	BUSINESS
General Development of Business
      Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, critical performance products for a broad customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its incorporation, Kaydon was principally involved in the design and manufacture of bearing systems and components as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearing systems and components and filters and filter housings, and also custom rings, shaft seals, linear deceleration products, specialty retaining rings, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a wide variety of medical, instrumentation, material handling, machine tool positioning, aerospace, defense, security, construction, electronic and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.
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
     Other – filter elements and liquid and gas-phase filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.
     Power and Data Transmission Products – complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards. This segment was sold July 26, 2005. See the Notes to Consolidated Financial Statements (Note 14) contained in Item 8. Financial Statements and Supplementary Data for additional information on the sale of this segment.

     Net sales related to our three reportable segments and other operating segments during 2005, 2004 and 2003 are set forth in the following table:

	2005	2004	2003

	(In thousands)
Friction and Motion Control Products
External customers	$194,566	$163,491	$138,304
Intersegment	428	332	344

	194,994	163,823	138,648
Velocity Control Products
External customers	53,839	51,011	43,078
Intersegment	(1)	—	—

	53,838	51,011	43,078
Sealing Products
External customers	38,632	35,035	37,510
Intersegment	(88)	(79)	—

	38,544	34,956	37,510
Other
External customers	67,219	46,957	39,230
Intersegment	(37)	(16)	—

	67,182	46,941	39,230
Power and Data Transmission Products
External customers	22,399	37,317	35,970
Intersegment	(302)	(237)	(344)

	22,097	37,080	35,626

Total segment net sales	376,655	333,811	294,092
Net sales of discontinued operations	(22,097)	(37,080)	(35,626)

Total consolidated net sales	$354,558	$296,731	$258,466

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
     We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. During 2005, 2004 and 2003, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2005, sales to two customers exceed 10 percent (23.1 percent, and 13.8 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (11.2 percent) of net sales in the other businesses. During 2004, sales to one customer exceeded 10 percent (10.4 percent) of net sales in the Friction and Motion Control Products reporting segment, sales to three customers exceeded 10 percent (22.2 percent, 15.8 percent, and 10.5 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (16.0 percent) of net sales in the other businesses. During 2003, sales to three customers exceeded 10 percent (19.8 percent, 17.3 percent, and 10.3 percent) of net sales in the Sealing Products reporting segment.
     We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. During both 2005 and 2004, the Company was negatively affected by increases in certain raw material prices, particularly steel. The Company was successful in passing some of the increases along to its customers. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. We have not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.

Backlog
     We sell certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. Backlog in the Friction and Motion Control Products reporting segment was $110.5 million at December 31, 2005 and $69.9 million at December 31, 2004. Backlog in the Velocity Control Products reporting segment was $6.2 million at December 31, 2005 and $4.2 million at December 31, 2004. Backlog in the Sealing Products reporting segment was $21.1 million at December 31, 2005 and $18.0 million at December 31, 2004. Backlog in other businesses was $12.4 million at December 31, 2005, including a recent acquisition, and $9.5 million at December 31, 2004.
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
Employees
     We employ approximately 1,800 people. Satisfactory relationships have generally prevailed between the Company and its employees.
International Operations
     Certain friction and motion control products are manufactured in Mexico and the United Kingdom, and certain velocity control products are assembled and distributed through a facility in Germany. In addition, within all reporting segments, we distribute a wide array of products throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.
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
ITEM 1A. RISK FACTORS
     The following risk factors could affect the Company’s financial condition and/or operating results.
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
     The industries in which we operate are fragmented and we face competition from multiple companies across our diverse product lines. We expect competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Eaton, Timken, SKF, and INA/ FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.

Future acquisitions may require Kaydon to incur costs and liabilities which may adversely affect the Company’s operating results.
     In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to the Company. Although it is our policy only to acquire companies in transactions which are accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the new businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify the Company. Future acquisitions may also result in potentially dilutive issuances of securities.

Political, economic and regulatory conditions inherent in the international markets in which Kaydon participates could adversely affect the Company’s financial condition.
     Typically, sales of our products from our foreign subsidiaries and from our domestic subsidiaries selling to foreign locations account for approximately 30.0 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.
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
     As a provider of critical performance products in a variety of industries including aerospace, defense, construction, marine, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. The Company, along with certain other companies, was named as a defendant in a lawsuit arising from an August 2000 fatal accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation. The final settlement agreement and release documents related to this lawsuit have been executed and the lawsuit has been dismissed by the court. The Company made no payments related to this lawsuit.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Kaydon Corporation has included in this Annual Report a report of management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting. Also included in this Annual Report is a report from the Company’s independent registered public accounting firm on their assessment of the effectiveness of the Company’s system of internal control, and on their evaluation of management’s assessment. In order to issue their report, management has documented both the design of the system of internal control, and the testing processes that support their evaluation and conclusion. While the Company and its independent registered public accounting firm believe that the Company maintained effective internal control over financial reporting as of December 31, 2005, the requirements of Section 404 are ongoing, and, if in the future the Company’s management or its independent registered public accounting firm determine that the internal controls are not effective, as defined under Section 404, investor perceptions of the Company may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction and Motion Control Products	Dexter, Michigan Mocksville, North Carolina Muskegon, Michigan St. Louis, Missouri Sumter, South Carolina (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico

Velocity Control Products	Farmington Hills, Michigan
Langenfeld, Germany

Sealing Products	Baltimore, Maryland

Other	Crawfordsville, Indiana Danville, Illinois Doraville, Georgia Greeneville, Tennessee LaGrange, Georgia Sayreville, New Jersey

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
     As previously reported, in 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In 2002, the Company, along with certain other companies, was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The final settlement agreement and release documents related to this lawsuit have been executed and the lawsuit has been dismissed by the court. The Company made no payments related to this lawsuit.
     As previously reported, during 2004, the Company reduced its previously recorded legal fee accrual, for the Transactions Lawsuit, by $1.7 million. This change in estimate increased 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004 and $2.9 million in 2003.
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in December 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of December 31, 2005, an undiscounted accrual in the amount of $1.4 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recognized in the consolidated financial statements.
     Various other claims, arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (65)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. From 1974 to 1986, Mr. Campbell held several executive positions at Masco Corporation, including Vice President of Business Development and Group President. He has been a Director of Kaydon since September 1995.

John F. Brocci (63)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Kenneth W. Crawford (48)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford has been Vice President and Corporate Controller since joining Kaydon in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Peter C. DeChants (53)	Vice President – Corporate Development and Treasurer. Mr. DeChants has been Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.

John R. Emling (49)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President – Specialty Bearings Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

John A. Madison (62)	Vice President – Information Technology and Operations Planning. Mr. Madison joined Kaydon in 1999 as Director – Manufacturing Planning and Control, and was promoted to his current position in 2002. Prior to joining Kaydon, he was Director-Manufacturing Planning and Control at MascoTech, Inc. and TriMas Corporation.

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

	2005 by Quarter			2004 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$33.19	$27.24	$0.12	$33.86	$28.63	$0.12
Third	30.86	27.11	0.12	30.74	27.00	0.12
Second	31.65	26.73	0.12	30.93	25.92	0.12
First	32.67	29.45	0.12	28.81	24.94	0.12

     We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

     As of December 31, 2005, there were 868 holders of record of our common stock.
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the fourth quarter of 2005:

				Maximum
			Total Number of	Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)

October 1 to October 28	—	—	—	4,979,500
October 29 to November 25	—	—	—	4,979,500
November 26 to December 31	—	—	—	4,979,500

Total	—	—	—	4,979,500

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005, including the 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)		remaining available
	Number of securities	(B)	for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and	reflected
	rights	rights	in column (A))

Equity compensation plans approved by shareholders	102,000 (1)	$25.04	3,592,376 (3)
Equity compensation plans not approved by shareholders(2)	9,015	n/a	n/a

Total	111,015		3,592,376

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2005.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

	2005		2004	2003		2002		2001(1)

	(In thousands, except per share data)
Income Statement
Net Sales	$354,558		$296,731	$258,466		$242,278		$256,634
Gross Profit	139,030		121,158	97,869	(3)	84,769		90,530
Income From Continuing Operations	46,530		36,346	32,053	(4)	21,684	(5)	25,375
Income (Loss) From Discontinued Operations	27,359	(2)	2,012	1,699		3,742		(29,375	) (8)
Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	—		—	—		(13,222	) (6)	—
Net Income (Loss)	$73,889		$38,358	$33,752	(4)	$12,204	(7)	$(4,000	) (8)
Balance Sheet
Total Assets – Continuing Operations	$667,755		$581,628	$552,802		$440,933		$479,338
Total Assets – Discontinued Operations	—		37,496	37,572		36,214		28,561
Cash and Cash Equivalents	320,804		278,586	255,756		146,301		152,570
Total Debt	200,066		200,128	200,218		72,496		112,656
Cash Flow Data
Net Cash From Operating Activities	$41,224		$48,161	$55,053		$53,775		$46,735
Capital Expenditures, net	12,560		11,141	10,605		7,508		8,271
Depreciation and Amortization	16,513		13,119	12,349		12,465		14,096
Per Share Data
Earnings per Share From Continuing Operations – Diluted	$1.52		$1.22	$1.09	(4)	$0.72	(5)	$0.85
Earnings (Loss) per Share From Discontinued Operations – Diluted	0.79	(2)	0.06	0.05		0.12		(0.98	)(8)
Loss per Share From Cumulative Effect of Accounting Change – Diluted	—		—	—		(0.44	) (6)	—
Earnings (Loss) per Share – Diluted	2.30	(2)	1.27	1.14	(4)	0.41	(7)	(0.13	)(8)
Dividends Declared per Share	0.48		0.48	0.48		0.48		0.48

(1)	Prior to 2002, the Company amortized goodwill and indefinite-lived intangible assets. See the Notes to Consolidated Financial Statements (Note 11) contained in Item 8. Financial Statements and Supplementary Data for further discussion.

(2)	Includes the after tax effect, $25.4 million or $0.73 per share, of the net gain on the sale of the Power and Data Transmission Products Group.

(3)	Includes a $3.8 million favorable impact related to a legal settlement.

(4)	Includes the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.8 million favorable legal settlement, a pre-tax $0.9 million gain on the sale of a building, and the pre-tax $0.8 million negative effect of restructuring charges.

(5)	Includes the after tax effect, $4.8 million or $0.16 per share, of a pre-tax $7.5 million litigation-related charge.

(6)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.

(7)	Includes the after tax effect, $4.8 million or $0.16 per share, of the litigation-related charge and the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.

(8)	Includes the after tax effect, $26.3 million or $0.88 per share, of the net charge, $37.9 million, to write-down the value and to sell the assets of the Fluid Power Group.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from year to year. Similar to 2003 and 2004, during 2005 the Company continued to benefit from a strong manufacturing economy and from significant military and defense spending. As a result, the Company experienced strong demand for its specialty products from various key markets including defense, wind power, heavy equipment, medical equipment, aerospace, and petrochemical processing. In January 2005, the Company acquired Purafil Inc. (“Purafil”) for $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world, and is part of the Company’s “Other” businesses for segment reporting purposes. Primarily because of the continuing strong manufacturing economy, and including the results of Purafil, the Company achieved increases in customer order levels in each quarter during 2005 compared to the prior year. The total order book for 2005 was $398.3 million, a 25.5 percent increase over 2004, and the total order book for 2004 was $317.4 million, a 17.5 percent increase over 2003. Our 2005 year-end backlog of $150.2 million provides a firm foundation for operating performance in 2006.
     The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. In 2005, the Company continued a Company-wide Six Sigma effort and continued its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence. During the first half of 2005, the Company’s operating margin was affected by higher material costs, including both higher raw material costs and the cost of outsourcing certain production processes associated with the ramp-up phase of several new product programs in the military and wind power markets. These higher costs were substantially offset late in the year by selling price and capacity increases initiated during the third quarter.
     In July 2005, we completed the sale of our Power and Data Transmission Products Group for $71.4 million cash, resulting in an after tax gain of $25.4 million or $0.73 per share on a diluted basis. The operating results of the Group, including the aforementioned gain on sale, have been reported as discontinued operations, and all prior period information has been restated. The Company performs periodic strategic reviews of its operating companies to assess their future prospects relative to the Company’s long-term growth and profit goals. Based upon these reviews, management determined that owning the Power and Data Transmission Products Group was not consistent with these goals.
     The Company’s 2005 effective tax rate of 32.9 percent reflects foreign tax and state tax benefits totaling $1.1 million for tax audit settlements during the year related to deductions previously not recognized for financial reporting purposes, as well as the U.S. federal tax benefit for the domestic production activities deduction available for the first time under the American Jobs Creation Act of 2004.
     Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. In 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023. During 2005, the Company entered into an amended and restated agreement for its senior credit facility, replacing the Company’s previous $200.0 million credit facility. The credit facility provides for a $300.0 million senior unsecured revolving credit facility. Also, in 2005, the Company completed a $400.0 million universal shelf registration statement with the Securities and Exchange Commission. The Company’s current cash balances, the $300.0 million revolving credit facility, the $400.0 million shelf registration and other available financial resources enhance liquidity and provide additional financial strength to support the Company’s objectives, including strategic acquisitions.
     As disclosed in Item 8 of this Annual Report, the Company has concluded that its system of internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm’s report on internal control over financial reporting is also included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.” Expenses related to Sarbanes-Oxley compliance equaled $1.3 million in 2005, compared with $2.6 million in 2004. The requirements of Sarbanes-Oxley are ongoing, and we will incur additional compliance-related costs in the future in our efforts to remain compliant.
     In summary, the Company would expect to continue to benefit from a favorable manufacturing economy, continued strong military and defense spending, the growth of the wind power industry, and the utilization of current liquidity levels in completing strategic acquisitions. However, because many of these factors are external to the Company, it is difficult to predict the specific impact they may have on the Company’s future operating results. The Company will adopt Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation,” as of January 1, 2006. The Company does not expect the impact of adoption to be significant.

     The discussion which follows should be reviewed in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Analysis of 2005 Operations Compared to 2004 Operations
Selected Data For The Year 2005 Compared With The Year 2004

	For the Years Ended
	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
Results from continuing operations:
Net sales	$354,558	$296,731
Gross profit	$139,030	$121,158
Gross profit margin	39.2%	40.8%
Selling, general and administrative expenses	$68,854	$58,764
Operating income	$70,176	$62,394
Operating margin	19.8%	21.0%
Interest income	$8,747	$3,987
Interest expense	$(9,579)	$(9,589)
After tax income	$46,530	$36,346
Earnings per share-diluted	$1.52	$1.22

     Net sales of continuing operations of $354.6 million in 2005 increased $57.8 million or 19.5 percent compared to 2004’s net sales of $296.7 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $195.0 million during 2005, up $31.2 million or 19.0 percent compared to 2004 sales of $163.8 million. The increase is the result of increased sales of custom-engineered bearings to various defense-related markets of $17.1 million, the wind power market of $6.9 million, the heavy equipment market of $6.0 million, and the medical equipment market of $3.8 million. Also, sales of split roller bearings, used globally in various industrial markets, increased $4.4 million compared to last year. These increases were partially offset by reduced sales of custom-engineered bearings to the specialty electronics manufacturing equipment market of $5.0 million and to the machinery market of $1.0 million, and by reduced sales to specialty ball markets of $1.0 million. Our Velocity Control Products reporting segment achieved sales of $53.8 million during 2005, up $2.8 million, or 5.5 percent from 2004 sales of $51.0 million. The small product line acquisition completed late last year contributed $2.3 million to the sales increase. Our Sealing Products reporting segment achieved sales of $38.5 million during 2005, an increase of $3.6 million, or 10.3 percent from 2004 sales of $35.0 million, as sales of new industrial seal products and industrial seal maintenance services increased $3.4 million as a result of increased spending by refining and petrochemical plants for equipment upgrades and overhaul activities. Also, 2004 sales were affected by a work stoppage at the Baltimore, Maryland facility late in the year. Our other businesses achieved sales of $67.2 million during 2005, up $20.2 million, or 43.1 percent from 2004 sales of $46.9 million. Sales of $19.4 million by a recent acquisition and $2.7 million of additional sales of metal forming equipment were partially offset by reduced sales of certain liquid filtration products.
     Gross profit from continuing operations for 2005 equaled $139.0 million or 39.2 percent of sales as compared to $121.2 million or 40.8 percent of sales for 2004. Compared to 2004, gross margin for 2005 was negatively affected early in the year by a shift in product mix and increased material costs, particularly in our specialty bearings business. Higher material costs related to both higher prices for raw materials and to more production processes being outsourced during the start up phases of new product programs in the military and wind power markets. During the third quarter of 2005 certain selling price increases were initiated, substantially offsetting the higher raw material costs, and capital equipment additions completed in the second half of the year have reduced the amount of outsourcing required. These selling price and capacity increases had a positive affect on our fourth quarter gross margin and we expect that to continue into 2006.
     Selling, general and administrative expenses of continuing operations totaled $68.9 million or 19.4 percent of sales in 2005, compared to $58.8 million or 19.8 percent of sales for 2004. Generally, selling, general and administrative expenses increased in 2005 as a result of higher sales volume. In addition, selling, general and administrative expenses increased $3.0 million due to additional amortization costs associated primarily with recent acquisitions. Primarily as a result of the strengthening of the U.S. dollar during 2005, changes in exchange rates applicable to non-functional currency assets and liabilities resulted in an exchange loss of $2.9 million in 2005 compared to an exchange gain of $1.2 million in 2004, resulting in a $4.1 million increase in selling, general and administrative expenses when comparing 2005 to 2004. These increases were partially offset by reductions in Sarbanes-Oxley compliance costs, which decreased $1.3 million and due diligence expenses related to acquisition initiatives, which decreased $0.7 million in 2005 when compared to 2004. During 2005, more of our due diligence was conducted internally. As previously disclosed, included in selling, general and administrative expenses for 2004 was a $1.9 million pre-tax, non-cash goodwill impairment loss, which was partially offset by the $1.7 million favorable impact of reducing our Transactions Lawsuit legal fee accrual upon conclusion of the case. Our 2004 selling, general and administrative expenses were also favorably affected by a reduction in our environmental reserves by $0.5 million.
     Operating income from continuing operations equaled $70.2 million during 2005, compared to $62.4 million in 2004, with operating margins of 19.8 percent and 21.0 percent in 2005 and 2004.
     On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $49.5 million during 2005 as compared to $41.0 million during 2004. The increase is the result of increased sales of custom-engineered bearings to the wind power, defense, heavy equipment and medical equipment markets, and of split roller bearing products used globally in various industrial markets. The growth of operating income was affected by operating inefficiencies related to new programs for military and wind power applications and by higher material costs that were not offset by selling price and manufacturing capacity increases until late in 2005.
     The Velocity Control Products reporting segment contributed $12.2 million to our consolidated operating income during 2005 as compared to $11.8 million during 2004. The increase in operating income was primarily due to an increase in selling prices.
     The Sealing Products reporting segment contributed $5.9 million to our consolidated operating income during 2005 as compared to $5.8 million during 2004. Operating income was positively impacted by increased sales of new industrial seal products and industrial maintenance services, but was unfavorably affected by higher material and energy costs. Operating income for 2004 also included the $0.6 million favorable effect of certain reserve adjustments.
     Our other businesses contributed $4.6 million to our consolidated operating income during 2005 as compared to $2.2 million during 2004. Increased operating income from an acquisition completed in January 2005 was offset by a decrease in operating income generated from our liquid filtration products business. Operating income for 2004 included a $1.9 million goodwill impairment loss.
     In May 2003, we issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Amortization of Note issuance costs is recorded as a component of interest expense. During both 2005 and 2004, $9.3 million of interest and amortization of issuance costs related to the Notes was charged to interest expense. We expect a similar amount to be charged to interest expense during 2006.
     As a result of higher investment interest rates and higher cash and cash equivalent balances, due in part to the sale of the Power and Data Transmission Products Group, interest income increased to $8.7 million during 2005, compared with $4.0 million during 2004.
     The effective tax rate for continuing operations for 2005 was 32.9 percent compared to 36.0 percent in 2004. The 2005 effective tax rate reflects reduced taxes on foreign earnings and remittances compared with last year, and additional deductions available for the first time under the American Jobs Creation Act of 2004. In addition, the 2005 effective income tax rate reflects foreign tax and state tax benefits totaling $1.1 million, and the 2004 effective income tax rate reflects state tax benefits totaling $1.2 million, for tax audit settlements related to deductions previously not recognized for financial reporting purposes. The 2005 effective tax rate also reflects the elimination of a $0.2 million valuation allowance attributable to the expected utilization of foreign net operating loss carryforwards that were previously not expected to be realized. We expect the effective tax rate for continuing operations for 2006 to be approximately 36.0 percent.
     As was previously disclosed, beginning with the fourth quarter of 2004, Kaydon’s diluted earnings per common share calculations reflect the provisions of the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The Notes are convertible into Kaydon common stock during any calendar quarter, if during the preceding calendar quarter the common stock has traded above $34.99 for a specified period of time (market price trigger).
     Our income from continuing operations for 2005 was $46.5 million or $1.52 per share on a diluted basis, based on 34.7 million common shares outstanding, compared with income from continuing operations for 2004 of $36.3 million or $1.22 per share on a diluted basis, based on 34.8 million common shares outstanding.
     Income from discontinued operations for 2005 equaled $27.4 million, including the after tax gain of $25.4 million on the sale of the Power and Data Transmission Products Group. Diluted earnings per share from discontinued operations for 2005 were $0.79, with $0.73 resulting from the gain on the sale. Income from discontinued operations for 2004 equaled $2.0 million. Diluted earnings per share from discontinued operations for 2004 were $0.06.
     Our net income for 2005 was $73.9 million or $2.30 per share on a diluted basis, compared with net income for 2004 of $38.4 million or $1.27 per share on a diluted basis.
Analysis of 2004 Operations Compared to 2003 Operations
Selected Data For The Year 2004 Compared With The Year 2003

	For the Years Ended
	December 31,

	2004	2003

	(In thousands, except
	per share amounts)
Results from continuing operations:
Net sales	$296,731	$258,466
Gross profit	$121,158	$97,869
Gross profit margin	40.8%	37.9%
Selling, general and administrative expenses	$58,764	$44,761
Operating income	$62,394	$53,108
Operating margin	21.0%	20.5%
Interest income	$3,987	$2,493
Interest expense	$(9,589)	$(6,289)
After tax income	$36,346	$32,053
Earnings per share – diluted	$1.22	$1.09

     Net sales of continuing operations of $296.7 million in 2004 increased $38.3 million or 14.8 percent compared to 2003’s net sales of $258.5 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $163.8 million during 2004, up $25.2 million or 18.2 percent compared to 2003 sales of $138.6 million. The increase is the result of increased sales of custom-engineered bearings to the specialty electronics manufacturing equipment market of $9.9 million, the machinery market of $9.2 million and the heavy equipment market of $6.6 million. These increases were partially offset by reduced sales to specialty ball markets of $0.4 million. Our Velocity Control Products reporting segment achieved sales of $51.0 million during 2004, up $7.9 million, or 18.4 percent from 2003 sales of $43.1 million. Increased worldwide product demand from a variety of industrial markets contributed to $3.9 million of the increase, while favorable foreign currency translation, primarily related to the strengthening of the Euro, accounted for another $2.9 million of the increase. Also, a small product line acquisition in the third quarter of 2004 contributed $1.1 million to the sales increase. Our Sealing Products reporting segment achieved sales of $35.0 million during 2004, down $2.6 million, or 6.8 percent from 2003 sales of $37.5 million, primarily as a result of a work stoppage at the Company’s Baltimore Maryland facility, which began on December 5, 2004 and was settled on January 22, 2005. Our other businesses achieved sales of $46.9 million during 2004, up $7.7 million, or 19.7 percent from 2003 sales of $39.2 million, due primarily to higher sales prices on metal alloys caused by a pass through of higher raw material prices.
     Our gross profit from continuing operations equaled $121.2 million or 40.8 percent of sales in 2004, as compared to $97.9 million or 37.9 percent of sales achieved in 2003. Gross profit was positively impacted by increased sales, favorable product mix, inventory revaluations and Six Sigma cost reduction initiatives. Many of our products are high value-added and have strong contribution margins, which causes our profit performance to be sensitive to sales volume and mix. As previously reported, the 2003 gross profit includes a $3.8 million favorable impact related to the settlement of a legal matter.
     Selling, general and administrative expenses of continuing operations totaled $58.8 million or 19.8 percent of sales in 2004, compared to $44.8 million or 17.3 percent of sales for 2003. Generally, selling, general and administrative expenses increased in 2004 as a result of higher sales volume. In addition, expenses in 2004 related to Sarbanes-Oxley compliance increased $2.3 million compared to 2003, while costs related to acquisition initiatives in 2004 increased $1.1 million compared to 2003. Also included in selling, general and administrative expenses for 2004 is a $1.9 million pre-tax, non-cash goodwill impairment loss. During 2004, we determined that the fair value of one of our reporting units had been reduced to an amount less than the reporting unit’s carrying amount as a result of a change in competitive dynamics. As calculated in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” there is no implied fair value of the reporting unit’s goodwill. Therefore, during 2004, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss. Partially offsetting this loss, was the $1.7 million favorable impact of reducing our previously recorded Transactions Lawsuit legal fee accrual when this case was concluded during 2004. During 2003, the Company sold a building for $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses. In addition, during 2003 the Company reduced its product liability accrual by $1.5 million, favorably impacting 2003 selling, general and administrative expenses.
     Our 2004 results were favorably affected by approximately $0.7 million, net, as a result of two additional items. First, based on the most recent information from our environmental consultants, we reduced our environmental reserves by $1.1 million. This favorable impact was partially offset by the effects of a work stoppage at the Company’s Baltimore, Maryland facility, which began on December 5, 2004, and was settled on January 22, 2005.
     Operating income of continuing operations equaled $62.4 million during 2004, compared to $53.1 million in 2003, with operating margins of 21.0 percent and 20.5 percent in 2004 and 2003.
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
     The Sealing Products reporting segment contributed $5.8 million to our consolidated operating income during 2004 as compared to $4.6 million during 2003. Operating income was positively impacted by improved operating efficiencies that offset the negative impact of the work stoppage that began on December 5, 2004, and which was settled on January 22, 2005.
     Our other businesses contributed $2.2 million to our consolidated operating income during 2004 as compared to $3.3 million during 2003. The reduction is primarily the result of a $1.9 million goodwill impairment loss recognized in 2004, partially offset by increased sales due primarily to higher prices on metal alloys caused by the pass through of higher raw material prices.
     Changes in exchange rates of continuing operations applicable to non-functional currency assets and liabilities resulted in exchange gains of $1.2 million during 2004 and $1.9 million in 2003.
     In May 2003, we issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Amortization of Note issuance costs is recorded as a component of interest expense. Interest expense and amortization of issuance costs related to the Notes equaled $9.3 million during 2004 as compared to $5.6 million during 2003.
     Primarily as a result of higher foreign taxes, the effective income tax rate was 36.0 percent in 2004, compared with 35.0 percent in 2003.
     Our income from continuing operations for 2004 was $36.3 million or $1.22 per share on a diluted basis, based on 34.8 million common shares outstanding compared with income from continuing operations for 2003 of $32.1 million or $1.09 per share on a diluted basis, based on 32.8 million common shares outstanding.
     Income from discontinued operations for 2004 equaled $2.0 million. Diluted earnings per share from discontinued operations for 2004 were $0.06. Income from discontinued operations for 2003 equaled $1.7 million. Diluted earnings per share from discontinued operations for 2003 were $0.05.
     Our net income for 2004 was $38.4 million or $1.27 per share on a diluted basis, compared with net income for 2003 of $33.8 million or $1.14 per share on a diluted basis.
Liquidity, Working Capital, and Cash Flows
     One of our financial strategies is to maintain a high level of liquidity and cash flow, which continued in 2005. Historically, we have generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of our strengths is our ability to generate cash from operations in excess of requirements for capital investments and dividends. Net cash from operating activities equaled $41.2 million in 2005, $48.2 million in 2004, and $55.1 million in 2003. Reducing 2005 net cash from operating activities was the $16.6 million tax payment related to the gain on the sale of the Power and Data Transmission Products Group. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $12.6 million in 2005, $11.1 million in 2004 and $10.6 million in 2003. During 2006 we expect to invest approximately $15.0 million in net capital expenditures. Common stock dividends paid in 2005, 2004 and 2003 equaled $13.5 million, $13.5 million and $14.0 million.
     During 2005, the Company entered into an amended and restated agreement for its senior credit facility with its syndicate of lenders, replacing the Company’s previous $200.0 million credit facility. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2005. After consideration of the facility’s covenants and $4.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.8 million at December 31, 2005.
     Fees paid in connection with the new revolving credit facility of approximately $0.9 million and fees of approximately $0.3 million related to the previous credit facility are being amortized as a component of interest expense over a five-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2005, equaled $1.1 million.
     During 2005, we completed the sale of the Power and Data Transmission Products Group for $71.4 million cash, resulting in an after tax gain of $25.4 million or $0.73 per diluted share, which is being reported as a component of income from discontinued operations.
     The Company continues its active corporate development efforts to complement internal growth through the acquisition of additional companies that meet Kaydon’s well-disciplined criteria, and on January 7, 2005, acquired Purafil, Inc. for $42.7 million. An independent appraiser was engaged to assist in determining the fair values of separately recognized intangible assets of Purafil. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values, the excess cost of the acquisition, equal to $18.5 million, was recognized as goodwill. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world.
     The Company contributed $4.3 million to its pension plans during 2005, and estimates that contributions during 2006 will be approximately $6.9 million. The Company’s payments to various taxing authorities were $38.0 million, $14.7 million, and $4.0 million during 2005, 2004 and 2003. Tax payments for 2005 include $16.6 million related to the gain on the sale of discontinued operations. A $5.6 million overpayment from 2002 was credited to 2003 tax payments. Tax payments are estimated to be approximately $23.2 million during 2006.
     During May 2003, we completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for specified periods of time. The Notes may not be redeemed by us until May 30, 2008 but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require us to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.
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
     Note issuance costs of approximately $6.5 million are being amortized as a component of interest expense over a five-year period. Unamortized note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2005 equaled $3.1 million.
     In connection with the issuance of the Notes, we received ratings during the third quarter of 2003 from both Standard and Poor’s and Moody’s. Standard and Poor’s assigned an issuer rating of BB+, and rated our Notes BB–. Moody’s assigned an issuer rating of Ba2, and rated our Notes Ba3.
     We repurchased 207,771 shares of our common stock in 2005 for $6.1 million compared to 75,600 shares in 2004 for $2.1 million and 2,429,432 shares for $52.2 million in 2003 (including 2.0 million shares concurrent with the offering of the Notes). During 2005, the Company’s Board of Directors authorized a new share repurchase program of up to 5,000,000 shares that replaced the existing program. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 20,500 shares have been repurchased as of December 31, 2005. We will continue to make selective stock repurchases during 2006, the amount of which will depend on the market for our common stock and our financial position and liquidity.
     We believe our current cash balances and future cash flows from operations, along with our borrowing capacity and access to financial markets are adequate to fund our strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.
     At December 31, 2005, the current ratio was 9.8 to 1 and working capital totaled $393.4 million, including cash and cash equivalents of $320.8 million. At December 31, 2004, our current ratio was 9.0 to 1 and working capital totaled $349.3 million, including $278.6 million of cash and cash equivalents.
     Our significant contractual obligations as of December 31, 2005 are set forth below.

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)
4% Contingent Convertible Senior Subordinated Notes due 2023 (redeemable beginning in 2008)	$200,000	$—	$200,000	$—	$—
Operating leases	3,618	1,461	1,691	465	1
Purchase obligations for property, plant and equipment	3,358	3,358	—	—	—

Total	$206,976	$4,819	$201,691	$465	$1

     See the Notes to Consolidated Financial Statements (Note 4) for additional information on our 4% Contingent Convertible Senior Subordinated Notes due 2023. Interest payments on the Notes are expected to be $8.0 million per year. We expect to contribute $6.9 million to our pension plans and $0.8 million to our postretirement benefit plans in 2006.
Corporate Development
     Our corporate development efforts are aimed to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain an active acquisition program, which has made important contributions to our growth. During the last five years, excluding operations classified as discontinued, and including the acquisition of Purafil, Inc. in January 2005, we have acquired three businesses for $117.1 million.
Litigation
     As previously reported, in 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In 2002, the Company, along with certain other companies, was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The final settlement agreement and release documents related to this lawsuit have been executed and the lawsuit has been dismissed by the court. The Company made no payments related to this lawsuit.
     As previously reported, during 2004, the Company reduced its previously recorded legal fee accrual, for the Transactions Lawsuit, by $1.7 million. This change in estimate increased 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004 and $2.9 million in 2003.
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
     To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 10) in this Annual Report for additional information regarding loss contingencies and legal costs.
     Impairment of Goodwill and Indefinite-Lived Intangible Assets – The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.
     We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. We utilize a 10 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
     Trademarks are the Company’s only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.
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
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 11) in this Annual Report for additional information regarding goodwill and intangible assets.
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
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 1 and Note 11) in this Annual Report for additional information regarding long-lived assets.
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
     We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2005, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting 91 percent of the Company’s total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for two smaller pension plans and the Company’s postretirement benefits. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 and 2004 and the pension and postretirement benefit obligations at September 30, 2004 were based on investment yields available on long-term corporate bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends.
     Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. Retirement and mortality rates are based primarily on actual plan experience and mortality tables. The 1983 Group Annuity Mortality table was used to determine the pension and postretirement benefit obligations at September 30, 2004 and the pension and postretirement net periodic benefit costs in 2005 and 2004. The September 30, 2005 pension and postretirement benefit obligations are computed using the RP-2000 Combined Healthy Mortality table, which is a more current table that is expected to better anticipate future experience.
     The following table summarizes certain of the Company’s assumptions:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	3.75%	4.00%	3.75%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

     Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and post-
retirement benefits costs and obligations.
     To better understand this accounting policy and its historic impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 7) in this Annual Report for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.
     4% Contingent Convertible Senior Subordinated Notes – In May of 2003, we completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for specified periods of time.
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
     To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to the Notes to Consolidated Financial Statements (Note 2 and Note 4) and other discussions in this Annual Report.
     Income Taxes – We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors. Our 2005 effective income tax rate reflects foreign tax and state benefits totaling $1.1 million, and our 2004 effective income tax rate reflects state tax benefits totaling $1.2 million, for tax audit settlements related to deductions previously not recognized for financial reporting purposes. The 2004 effective income tax rate also reflects U.S. income taxes on the remittance of certain earnings of foreign subsidiaries as dividends to the extent not offset by available foreign tax credits.
     We believe the accounting estimates related to income taxes to be critical accounting estimates because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.
     To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 9) in this Annual Report for additional information regarding income taxes.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 32 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2005) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Kaydon Corporation and our report dated February 16, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kaydon Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 16, 2006

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$320,804,000	$278,586,000
Accounts receivable, less allowance of $903,000 in 2005 and $738,000 in 2004	50,869,000	41,641,000
Inventories, net	51,783,000	49,303,000
Assets of discontinued operations	—	14,245,000
Other current assets	14,671,000	9,252,000

Total current assets	438,127,000	393,027,000

Property, plant and equipment, at cost:
Land and improvements	2,939,000	2,346,000
Buildings and leasehold improvements	41,156,000	39,905,000
Machinery and equipment	163,620,000	162,947,000

	207,715,000	205,198,000
Less: accumulated depreciation and amortization	(128,112,000)	(129,159,000)

	79,603,000	76,039,000

Goodwill, net	117,168,000	100,260,000
Other intangible assets, net	24,288,000	9,053,000
Assets of discontinued operations	—	23,251,000
Other assets	11,401,000	17,494,000

	$670,587,000	$619,124,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,192,000	$15,626,000
Accrued expenses:
Salaries and wages	8,963,000	6,874,000
Employee benefits	3,715,000	3,735,000
Dividends payable	3,378,000	3,384,000
Other accrued expenses	5,989,000	4,648,000
Liabilities of discontinued operations	—	3,632,000
Taxes payable	4,507,000	5,797,000

Total current liabilities	44,744,000	43,696,000

Long-term debt	200,000,000	200,066,000
Long-term postretirement and postemployment benefit obligations	64,765,000	64,524,000
Liabilities of discontinued operations	—	139,000
Other long-term liabilities	1,402,000	2,018,000

Total long-term liabilities	266,167,000	266,747,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2005 and 2004)	3,693,000	3,693,000
Paid-in capital	47,702,000	47,399,000
Retained earnings	510,818,000	450,456,000
Less: Treasury stock, at cost; (8,772,027 and 8,720,648 shares in 2005 and 2004)	(186,599,000)	(184,781,000)
Less: Restricted stock awards; (381,427 and 360,293 shares in 2005 and 2004)	(7,584,000)	(6,908,000)
Accumulated other comprehensive loss	(8,354,000)	(1,178,000)

	359,676,000	308,681,000

	$670,587,000	$619,124,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net Sales	$354,558,000	$296,731,000	$258,466,000
Cost of sales	215,528,000	175,573,000	160,597,000

Gross Profit	139,030,000	121,158,000	97,869,000
Selling, general and administrative expenses	68,854,000	58,764,000	44,761,000

Operating Income	70,176,000	62,394,000	53,108,000
Interest expense	(9,579,000)	(9,589,000)	(6,289,000)
Interest income	8,747,000	3,987,000	2,493,000

Income From Continuing Operations Before Income Taxes	69,344,000	56,792,000	49,312,000
Provision for income taxes	22,814,000	20,446,000	17,259,000

Income From Continuing Operations	46,530,000	36,346,000	32,053,000

Income From Discontinued Operations (including in 2005 the gain on disposal of $40,969,000)	43,943,000	3,143,000	2,614,000
Provision for income taxes	16,584,000	1,131,000	915,000

Income From Discontinued Operations	27,359,000	2,012,000	1,699,000

Net Income	$73,889,000	$38,358,000	$33,752,000

Earnings Per Share – Continuing Operations
Basic	$1.67	$1.30	$1.12

Diluted	$1.52	$1.22	$1.09

Earnings Per Share – Discontinued Operations
Basic	$0.98	$0.07	$0.06

Diluted	$0.79	$0.06	$0.05

Earnings Per Share
Basic	$2.66	$1.38	$1.18

Diluted	$2.30	$1.27	$1.14

Dividends Declared Per Share	$0.48	$0.48	$0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Loss	Total

Balance, December 31, 2002		$3,693,000	$46,014,000	$405,633,000	$(139,446,000)	$(5,380,000)	$(11,765,000)	$298,749,000
Net income, 2003	$33,752,000	—	—	33,752,000	—	—	—	33,752,000
Other comprehensive income, net of tax:
Minimum pension liability, net of $150,000 tax	251,000	—	—	—	—	—	251,000	251,000
Cumulative translation adjustments	7,107,000	—	—	—	—	—	7,107,000	7,107,000

Comprehensive income	$41,110,000

Cash dividends declared		—	—	(13,740,000)	—	—	—	(13,740,000)
Board of Directors deferred compensation		—	106,000	—	—	—	—	106,000
Issuance of 205,700 shares of common stock under stock option plans		—	784,000	—	4,420,000	—	—	5,204,000
Purchase of 2,429,432 shares of treasury stock		—	—	—	(52,193,000)	—	—	(52,193,000)
Restricted stock award grants		—	44,000	—	1,460,000	(1,504,000)	—	—
Restricted stock award cancellations		—	—	—	(289,000)	289,000	—	—
Amortization of restricted stock awards		—	—	—	—	1,283,000	—	1,283,000

Balance, December 31, 2003		$3,693,000	$46,948,000	$425,645,000	$(186,048,000)	$(5,312,000)	$(4,407,000)*	$280,519,000
Net income, 2004	$38,358,000	—	—	38,358,000	—	—	—	38,358,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($573,000) tax	(955,000)	—	—	—	—	—	(955,000)	(955,000)
Cumulative translation adjustments	4,184,000	—	—	—	—	—	4,184,000	4,184,000

Comprehensive income	$41,587,000

Cash dividends declared		—	—	(13,547,000)	—	—	—	(13,547,000)
Board of Directors deferred compensation		—	119,000	—	—	—	—	119,000
Issuance of 3,733 shares of common stock under the Board of Directors deferred compensation plan		—	(106,000)	—	106,000	—	—	—
Issuance of 5,000 shares of common stock under stock option plans		—	(16,000)	—	146,000	—	—	130,000
Purchase of 75,600 shares of treasury stock		—	—	—	(2,117,000)	—	—	(2,117,000)
Restricted stock award grants		—	454,000	—	3,408,000	(3,862,000)	—	—
Restricted stock award cancellations		—	—	—	(276,000)	276,000	—	—
Amortization of restricted stock awards		—	—	—	—	1,990,000	—	1,990,000

Balance, December 31, 2004		$3,693,000	$47,399,000	$450,456,000	$(184,781,000)	$(6,908,000)	$(1,178,000)*	$308,681,000
Net income, 2005	$73,889,000	—	—	73,889,000	—	—	—	73,889,000
Other comprehensive (loss), net of tax:
Minimum pension liability, net of ($798,000) tax	(1,330,000)	—	—	—	—	—	(1,330,000)	(1,330,000)
Cumulative translation adjustments	(3,912,000)	—	—	—	—	—	(3,912,000)	(3,912,000)
Cumulative translation adjustments related to sale of discontinued operations	(1,934,000)	—	—	—	—	—	(1,934,000)	(1,934,000)

Comprehensive income	$66,713,000

Cash dividends declared		—	—	(13,527,000)	—	—	—	(13,527,000)
Board of Directors deferred compensation		—	73,000	—	—	—	—	73,000
Issuance of 6,405 shares of common stock under the Board of Directors deferred compensation plan		—	(176,000)	—	176,000	—	—	—
Issuance of 43,350 shares of common stock under stock option plans		—	(95,000)	—	1,225,000	—	—	1,130,000
Purchase of 207,771 shares of treasury stock		—	—	—	(6,102,000)	—	—	(6,102,000)
Restricted stock award grants		—	501,000	—	3,371,000	(3,872,000)	—	—
Restricted stock award cancellations		—	—	—	(488,000)	488,000	—	—
Amortization of restricted stock awards		—	—	—	—	2,708,000	—	2,708,000

Balance, December 31, 2005		$3,693,000	$47,702,000	$510,818,000	$(186,599,000)	$(7,584,000)	$(8,354,000)*	$359,676,000

*	Comprised of cumulative translation adjustments of $1,781,000, $7,627,000, and $3,443,000 and minimum pension liability of $(10,135,000), $(8,805,000), and $(7,850,000) as of December 31, 2005, 2004 and 2003.
The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$73,889,000	$38,358,000	$33,752,000
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations, net of tax	(27,359,000)	(2,012,000)	(1,699,000)
Depreciation and amortization	16,513,000	13,119,000	12,349,000
Deferred financing fees	1,560,000	1,574,000	873,000
Deferred taxes	5,551,000	6,598,000	7,112,000
Tax benefit related to stock options exercised	129,000	15,000	100,000
Postretirement and postemployment benefit obligations	(1,730,000)	(1,027,000)	4,206,000
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(7,030,000)	(2,518,000)	(6,426,000)
Inventories	(2,146,000)	(9,720,000)	2,557,000
Other assets	(1,029,000)	2,166,000	(2,255,000)
Accounts payable	2,130,000	3,476,000	2,124,000
Accrued expenses and taxes payable (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	(19,254,000)	(1,868,000)	2,360,000

Net cash from operating activities	41,224,000	48,161,000	55,053,000

Cash Flows from Investing Activities:
Proceeds from the sale of discontinued operations	71,413,000	—	—
Acquisitions of businesses, net of cash acquired	(42,668,000)	(3,864,000)	—
Additions to property, plant and equipment, net	(12,560,000)	(11,141,000)	(10,605,000)

Net cash from (used in) investing activities	16,185,000	(15,005,000)	(10,605,000)

Cash Flows from Financing Activities:
Cash dividends paid	(13,528,000)	(13,541,000)	(14,017,000)
Proceeds from contingent convertible notes	—	—	200,000,000
Contingent convertible notes and credit facility issuance costs	(940,000)	—	(7,326,000)
Payments on debt	(62,000)	(90,000)	(72,282,000)
Proceeds from exercise of stock options	1,000,000	115,000	5,104,000
Purchase of treasury stock	(6,102,000)	(2,117,000)	(52,193,000)

Net cash from (used in) financing activities	(19,632,000)	(15,633,000)	59,286,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	612,000	644,000	1,223,000

Discontinued Operations:
Operating cash flows	4,411,000	5,822,000	5,575,000
Investing cash flows	(274,000)	(1,224,000)	(1,313,000)
Effect of exchange rate changes on cash and cash equivalents	(308,000)	65,000	236,000

Net cash flows from discontinued operations	3,829,000	4,663,000	4,498,000

Net Increase in Cash and Cash Equivalents	42,218,000	22,830,000	109,455,000
Cash and Cash Equivalents – Beginning of Year	278,586,000	255,756,000	146,301,000

Cash and Cash Equivalents – End of Year	$320,804,000	$278,586,000	$255,756,000

Cash paid for income taxes (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	$38,034,000	$14,695,000	$3,976,000

Cash paid for interest	$8,023,000	$8,015,000	$4,603,000

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
Use of Estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2005, there were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, long-lived asset valuations including goodwill and indefinite-lived intangible assets (Note 11), income taxes (Note 9), accruals related to litigation and environmental reserves (Note 10), and pension and other postretirement benefit plan assumptions (Note 7). While the Company does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial position or results of future operations, actual results may differ from estimates provided.
Cash and Cash Equivalents:
     The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had $109.6 million invested in U.S. Government treasury bills, $94.0 million invested in various money market and other short-term funds, $82.5 million invested in investment grade prime commercial paper of several United States issuers, and $31.7 million invested in time-deposits and other interest bearing accounts.
Inventories:
     Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2005	2004

Raw material	$19,094,000	$15,062,000
Work in process	12,593,000	14,048,000
Finished goods	20,096,000	20,193,000

	$51,783,000	$49,303,000

Property, Plant and Equipment, and Other Long-Lived Assets:
     Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense from continuing operations of $10.7 million, $10.3 million and $10.3 million in 2005, 2004, and 2003. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years
     Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2005.
Other Assets:
     Other assets primarily include deferred debt issuance costs and deferred tax assets, which are discussed further in Notes 4 and 9.

NOTES TO CONSOLIDATED Financial Statements (continued)
Derivative Financial Instruments:
     The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive loss in the consolidated financial statements, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2005, the Company’s outstanding forward exchange contracts were immaterial.
Foreign Currency Translation:
     Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses in the Consolidated Statements of Income as a component of selling, general and administrative expenses. Net exchange losses from continuing operations recorded in 2005 equaled $2.9 million. Net exchange gains from continuing operations recorded in 2004 and 2003 equaled $1.2 million and $1.9 million.
Stock-Based Compensation:
     Through December 31, 2005, the Company accounted for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share from continuing operations had compensation cost for stock-based awards been recognized based on the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	2005	2004	2003

Reported income from continuing operations	$46,530,000	$36,346,000	$32,053,000
Add: Total stock-based compensation expense included in reported income from continuing operations, net of tax	1,752,000	1,229,000	791,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,841,000)	(1,361,000)	(984,000)

Pro-forma income from continuing operations	$46,441,000	$36,214,000	$31,860,000

Earnings per share from continuing operations –
Basic:
As reported	$1.67	$1.30	$1.12
Pro-forma	$1.67	$1.30	$1.11
Earnings per share from continuing operations –
Diluted:
As reported	$1.52	$1.22	$1.09
Pro-forma	$1.51	$1.21	$1.08

     The Company’s stock-based compensation plans are discussed further in Note 5.
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2005, the fair value of long-term debt is approximately 19 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.

NOTES TO CONSOLIDATED Financial Statements (continued)
Revenue Recognition:
     The Company recognizes revenue when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based upon the age of the outstanding balance and the credit standing of the related customer. The Company charges off accounts receivable when it becomes apparent that amounts will not be collected.
Comprehensive Income:
     Comprehensive income primarily consists of net income, minimum pension liability adjustments and cumulative foreign currency translation adjustments, and is presented in the Consolidated Statements of Shareholders’ Equity.
Impact of Recently Issued Accounting Pronouncement:
     In 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123(R), will require Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is required to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123(R) will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, Kaydon will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro-forma disclosures. For periods before the effective date, Kaydon will not restate the financial statements to reflect compensation cost previously reported in the pro-forma footnote disclosures under the provisions of SFAS No. 123. The Company does not expect the impact of adoption to be significant.
     Restricted stock awards granted to key employees and Directors pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. Currently, compensation cost associated with these restricted stock awards is being recognized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Upon adoption of SFAS No. 123(R), as of January 1, 2006, the Company is required to change this approach for new awards granted after adoption. Subsequent to adoption, compensation cost related to grantees who become retirement eligible during the normal vesting period will be recognized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation cost will be recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach, the cost would have increased $1.4 million, $0.5 million, and $0.2 million during 2005, 2004, and 2003.
Legal Costs:
     Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.
Reclassifications:
     Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2005.

NOTES TO CONSOLIDATED Financial Statements (continued)
NOTE 2 EARNINGS PER SHARE
      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2005	2004	2003

Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$46,530,000	$36,346,000	$32,053,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	6,074,000	5,953,000	3,642,000

Numerators for diluted earnings per share from continuing operations	$52,604,000	$42,299,000	$35,695,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,800,000	27,872,000	28,579,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	47,000	58,000	22,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000	4,172,000

Denominators for diluted earnings per share from continuing operations	34,706,000	34,789,000	32,773,000

Earnings Per Share From Continuing Operations:
Basic	$1.67	$1.30	$1.12

Diluted	$1.52	$1.22	$1.09

     During both 2005 and 2004 all options were included in the computation of diluted earnings per share because during both years the options’ exercise prices were less than the average market price of the common shares. During 2003 certain options granted to purchase 127,000 shares of common stock at prices ranging from $22.60 to $33.31 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
     In 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that Company common stock has traded above $34.99 for specified periods of time. The Notes are discussed further in Note 4.
     In 2004, the Financial Accounting Standards Board ratified the final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met.
NOTE 3 ACQUISITION
      On January 7, 2005, the Company acquired all of the outstanding stock of Purafil, Inc. (“Purafil”) for $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a pro-forma basis, as if the acquisition had occurred as of January 1, 2005, financial results of the Company, including Purafil, would not have been materially different from actual results. Goodwill and other intangible assets acquired aggregated $36.7 million and are expected to be fully deductible for income tax purposes. Purafil has been included in the Company’s “Other” businesses for segment reporting purposes.
NOTE 4 LONG-TERM DEBT
      The Company’s Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible into a total of 6,858,710 shares of the Company’s common stock at a conversion price of $29.16 per share during any calendar quarter, if during the preceding calendar quarter the Company common stock has traded above $34.99 for 20 out of 30 trading days for a specified period of time. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable

NOTES TO CONSOLIDATED Financial Statements (continued)
at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require the Company to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.
     Interest expense on the Notes equaled $8.0 million during both 2005 and 2004 and $4.8 million during 2003. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during 2005, 2004 and 2003 was $1.3 million, $1.3 million and $0.8 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 equaled $3.1 million and $4.4 million.
     As of July 12, 2005, the Company entered into an amended and restated agreement for its senior credit facility with its syndicate of lenders, replacing the Company’s previous $200.0 million credit facility. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2005. After consideration of the facility’s covenants and $4.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.8 million at December 31, 2005.
     The Company’s outstanding debt was as follows at December 31:

	2005	2004

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Bank revolving credit facility	—	—
Other	66,000	128,000

Total debt	200,066,000	200,128,000
Less current maturities	66,000	62,000

Long-term debt	$200,000,000	$200,066,000

NOTE 5 STOCK-BASED COMPENSATION
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
     Pursuant to the Incentive Plan, the Company granted restricted stock awards for 122,440 shares, 131,285 shares, and 76,130 shares of Company common stock during 2005, 2004 and 2003, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 4,000 shares, 5,000 shares and 4,000 shares during 2005, 2004 and 2003, to non-employee members of the Company’s Board of Directors. At December 31, 2005 restricted stock awards of 381,427 shares remain

NOTES TO CONSOLIDATED Financial Statements (continued)
outstanding. During 2005, 19,803 shares were canceled and 85,503 shares vested. During 2004, 11,404 shares were canceled and 60,506 shares vested. During 2003, 12,356 shares were canceled and 42,412 shares vested. The deferred compensation associated with the 381,427 shares outstanding at December 31, 2005 is fixed and will vest over the awards’ five- to ten-year vesting periods. Compensation expense for the vesting of restricted stock awards was $2.7 million, $2.0 million and $1.3 million in 2005, 2004 and 2003. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $30.62, $28.34 and $18.76 in 2005, 2004 and 2003. The unamortized value of unvested restricted stock awards aggregating $7.6 million at December 31, 2005 is recorded in the consolidated financial statements as a deduction from shareholders’ equity.
     Pursuant to the Director Deferred Plan, the Company has provided for 9,015 shares, 12,960 shares, and 12,703 shares of Company common stock, known as phantom stock units, as of December 31, 2005, 2004, and 2003 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. During 2005, 6,405 of these shares were issued as the result of the resignation of a Director. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in each of 2005, 2004, and 2003.
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
     A summary of stock option information is as follows:

	2005		2004		2003

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	138,500	$24.06	177,000	$25.82	425,200	$25.30
Granted	19,000	$27.51	17,500	$26.19	14,000	$22.60
Exercised	(43,350)	$23.09	(5,000)	$22.99	(205,700)	$24.81
Canceled	(12,150)	$24.67	(51,000)	$30.99	(56,500)	$24.81

Outstanding at End of Year	102,000	$25.04	138,500	$24.06	177,000	$25.82

Exercisable at End of Year	54,650	$24.60	78,350	$23.70	85,250	$28.08

Weighted Avg. Fair Value of Options Granted	$8.90		$9.02		$7.09

     The fair value of each option grant in the stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.1%	4.7%	3.0%
Expected dividend yield	2.0%	2.0%	2.0%
Expected life	5 or 10 years	5 or 10 years	5 or 10 years
Expected volatility	26.1%	26.7%	28.7%

NOTES TO CONSOLIDATED Financial Statements (continued)
     Options outstanding at December 31, 2005, are as follows:

				Wtd.	Wtd. Avg.
				Avg.	Remaining
		Lowest	Highest	Exercise	Contractual
	Options	Price	Price	Price	Life (years)

Exercise price per share:
Under $25.00:
Exercisable	37,050	$21.10	$24.40	$23.27	2.76
Non-exercisable	20,450	$21.10	$24.25	$23.72	5.05

	57,500	$21.10	$24.40	$23.43	3.58

Over $25.00:
Exercisable	17,600	$26.01	$28.35	$27.40	2.54
Non-exercisable	26,900	$26.01	$27.95	$26.95	8.67

	44,500	$26.01	$28.35	$27.13	6.25

Total options	102,000	$21.10	$28.35	$25.04	4.74

     At December 31, 2005, 3,347,476 shares remained available for grant under the Incentive Plan, and 244,900 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation.
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
      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employee’s salary and totaled $0.7 million, $0.9 million and $0.8 million in 2005, 2004 and 2003.
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
     The Company uses a September 30 measurement date for its plans.

NOTES TO CONSOLIDATED Financial Statements (continued)
Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(88,221,000)	$(81,365,000)	$(18,856,000)	$(24,669,000)
Service cost	(2,495,000)	(2,358,000)	(444,000)	(668,000)
Interest cost	(5,090,000)	(4,976,000)	(886,000)	(1,329,000)
Plan amendments	(167,000)	(512,000)	7,175,000	—
Actuarial gain (loss)	(6,890,000)	(2,920,000)	(2,312,000)	7,170,000
Benefits paid	3,934,000	3,910,000	729,000	640,000

Benefit obligation, September 30	(98,929,000)	(88,221,000)	(14,594,000)	(18,856,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	51,585,000	45,285,000	—	—
Actual return on plan assets	6,513,000	4,428,000	—	—
Company contributions	4,216,000	5,782,000	729,000	640,000
Plan participants’ contributions	—	—	267,000	158,000
Benefits paid	(3,934,000)	(3,910,000)	(996,000)	(798,000)

Fair value of plan assets, September 30	58,380,000	51,585,000	—	—

Funded Status	(40,549,000)	(36,636,000)	(14,594,000)	(18,856,000)
Unrecognized prior service cost	278,000	349,000	(13,109,000)	(7,371,000)
Unrecognized net loss (gain)	24,291,000	20,459,000	(4,958,000)	(7,973,000)

Accrued benefit cost, September 30	(15,980,000)	(15,828,000)	(32,661,000)	(34,200,000)
Contributions for fourth quarter	780,000	480,000	282,000	197,000

Accrued benefit cost, December 31	$(15,200,000)	$(15,348,000)	$(32,379,000)	$(34,003,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(31,741,000)	$(29,837,000)	$(32,379,000)	$(34,003,000)
Intangible asset	325,000	401,000	—	—
Deferred tax asset	6,081,000	5,283,000	—	—
Accumulated other comprehensive income	10,135,000	8,805,000	—	—

Net amount recognized	$(15,200,000)	$(15,348,000)	$(32,379,000)	$(34,003,000)

     As of both September 30, 2005 and September 30, 2004 all of the Company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $98.9 million, $89.3 million, and $58.4 million, respectively, as of September 30, 2005 and $88.2 million, $81.5 million, and $51.6 million respectively, as of September 30, 2004.
     Included in other comprehensive income for the year ended December 31, 2005 is an increase in the additional minimum pension liability of $1.3 million, net of tax. Included in other comprehensive income for the year ended December 31, 2004 is an increase in the additional minimum pension liability of $1.0 million, net of tax. Included in other comprehensive income for the year ended December 31, 2003 is a decrease in the additional minimum pension liability of $0.3 million, net of tax.

NOTES TO CONSOLIDATED Financial Statements (continued)

	Pension Benefits

	2005	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$2,495,000	$2,358,000	$2,227,000
Interest cost	5,090,000	4,976,000	5,032,000
Expected return on plan assets	(4,332,000)	(3,803,000)	(3,789,000)
Amortization of:
Unrecognized net transition obligation	—	—	21,000
Unrecognized net prior service cost	238,000	773,000	1,076,000
Unrecognized net loss	877,000	1,093,000	1,067,000

Net periodic benefit cost	$4,368,000	$5,397,000	$5,634,000

     Included in the above tables that provide a summary of the Company’s Pension Benefits is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present values of the accumulated benefit obligation and the projected benefit obligation related to this non-qualified pension plan totaled $6.1 million and $6.6 million at September 30, 2005 and both totaled $7.3 million at September 30, 2004. In the fourth quarter of 2004 one of the former employees covered by this plan passed away. Net periodic benefit cost for this plan was $0.1 million, $1.2 million and $1.2 million in 2005, 2004 and 2003. Excluding this non-qualified plan, the Company’s underfunded status on its qualified pension plans was $34.0 million and $29.3 million at September 30, 2005, and 2004.

	Postretirement Benefits

	2005	2004	2003

Components of Net Periodic Benefit Cost (Income):
Service cost	$444,000	$668,000	$714,000
Interest cost	886,000	1,329,000	1,496,000
Amortization of:
Unrecognized net prior service cost	(1,437,000)	(1,104,000)	(1,087,000)
Unrecognized net gain	(703,000)	(485,000)	(299,000)

Net periodic benefit cost (income)	$(810,000)	$408,000	$824,000

     During 2004, the Financial Accounting Standards Board issued their Staff Position No. FAS 106-2 which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As allowed under FAS 106-2, the Company elected the prospective application method for recognizing the effects of the Act on its postretirement benefit plans, thereby reducing postretirement benefit costs and the accumulated postretirement benefit obligation beginning in 2004.
     For measurement purposes, a 9.0 percent annual rate of increase for participants under 65 years of age and a 10.0 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2005. The health care cost trend rates assumed for 2006 are 8.2 percent for participants under 65 years of age and 9.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to 5.0 percent by 2010 and remain at that level thereafter. The assumed dental cost trend rate for

NOTES TO CONSOLIDATED Financial Statements (continued)
2005 and all future years is 5.0 percent. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent increase in the assumed health care cost trend rates would have increased the net periodic benefit cost by $0.2 million during 2005 and would have increased the accumulated postretirement benefit obligation at December 31, 2005 by $1.6 million. A 1.0 percent decrease in the assumed health care cost trend rates would have decreased the net periodic benefit cost by $0.2 million during 2005 and would have decreased the accumulated postretirement benefit obligation at December 31, 2005 by $1.4 million.
Additional Information:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	3.75%	4.00%	3.75%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

     In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2005, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting 91.0 percent of the Company’s total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for two smaller pension plans and the Company’s postretirement benefits. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 and 2004 and the pension and postretirement benefit obligations at September 30, 2004 were based on investment yields available on long-term corporate bonds.
     The 1983 Group Annuity Mortality table was used to determine the pension and postretirement benefit obligations at September 30, 2004 and the pension and postretirement net periodic benefit costs in 2005 and 2004. The September 30, 2005 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality table, which is a more current table that is expected to better anticipate future experience.
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

NOTES TO CONSOLIDATED Financial Statements (continued)
through consideration of plan liabilities, plan funded status and the Company’s financial condition.
     The Company’s investment policy for plan assets utilizes a diversified blend of equity, fixed income and real estate investments to maximize the expected return on plan assets at acceptable levels of risk.
     A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at September 30

	2005	2005	2004
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity	65%	64%	63%
Fixed income	20%	18%	19%
International equity	10%	11%	10%
Real estate	5%	5%	5%
Cash	—	2%	3%

Total	100%	100%	100%

     Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. All actual allocations, except for a small amount of cash, are within the target ranges in the investment policy.
Cash Flows:
     The following are expected benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2006	$4,482,000	$841,000
2007	$4,884,000	$882,000
2008	$5,317,000	$950,000
2009	$5,616,000	$993,000
2010	$5,864,000	$1,032,000
2011-2015	$33,370,000	$5,519,000

     The Company expects to contribute approximately $6.9 million to its pension plans in 2006.
NOTE 8 LEASE COMMITMENTS
      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 are as follows:

Year ending December 31,
2006	$1,461,000
2007	$1,125,000
2008	$566,000
2009	$318,000
2010	$147,000
Thereafter	$1,000

     Aggregate rental expense charged to continuing operations was $1.7 million, $1.5 million and $1.2 million in 2005, 2004, and 2003.
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
     The components of income from continuing operations before income taxes are as follows:

	2005	2004	2003

Domestic	$55,700,000	$47,236,000	$39,256,000
Foreign	13,644,000	9,556,000	10,056,000

	$69,344,000	$56,792,000	$49,312,000

     The provision for income taxes on income from continuing operations consisted of the following:

	2005	2004	2003

Current:
U.S. Federal	$12,757,000	$9,608,000	$6,359,000
State	534,000	1,271,000	784,000
Foreign	3,972,000	2,969,000	3,004,000

	17,263,000	13,848,000	10,147,000

Deferred:
U.S. Federal	4,298,000	5,464,000	5,770,000
State	438,000	542,000	554,000
Foreign	815,000	592,000	788,000

	5,551,000	6,598,000	7,112,000

	$22,814,000	$20,446,000	$17,259,000

NOTES TO CONSOLIDATED Financial Statements (continued)
     The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for continuing operations:

	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1	—	1.7
U.S. federal tax benefit of extraterritorial income exclusion	(1.5)	(1.4)	(1.0)
U.S. federal tax benefit of domestic production activities deduction	(0.7)	—	—
Differences in income taxes on foreign earnings, losses and remittances	(1.6)	1.8	(0.4)
Other, net	0.6	0.6	(0.3)

Effective tax rate	32.9%	36.0%	35.0%

     The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. As the calculation of tax benefits and liabilities involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions, the Company recognizes tax benefits and liabilities based on an estimate of whether, and the extent to which, taxes will ultimately be due, and these tax benefits and liabilities are evaluated on an ongoing basis. The 2005 effective income tax rate reflects foreign tax and state tax benefits totaling $1.1 million, and the 2004 effective income tax rate reflects state tax benefits totaling $1.2 million, for tax audit settlements related to deductions previously not recognized for financial reporting purposes.
     The 2004 effective income tax rate also reflects U.S. income taxes on the remittance of certain earnings of foreign subsidiaries as dividends to the extent not offset by available foreign tax credits.
     The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Postretirement and postemployment benefit obligations	$24,645,000	$24,503,000
Financial accruals and reserves not currently deductible	5,158,000	6,130,000
Inventory basis differences	5,582,000	5,858,000
Foreign operating loss carryforwards	577,000	427,000
Federal tax credit carryforwards	870,000	106,000
Valuation allowance	—	(161,000)

	36,832,000	36,863,000

Deferred tax liabilities:
Plant and equipment basis differences	(10,028,000)	(11,213,000)
Intangibles	(3,501,000)	(1,749,000)
Additional interest deduction on contingent convertible notes	(9,567,000)	(5,650,000)
Other	(95,000)	(740,000)

	(23,191,000)	(19,352,000)

Net deferred tax asset	$13,641,000	$17,511,000

     The Company had available foreign net operating loss carryforwards of $0.6 million ($1.9 million pre-tax) and $0.4 million ($1.4 million pre-tax) at December 31, 2005 and 2004 that have an indefinite life and were subject to a valuation allowance of $0.2 million at December 31, 2004. The elimination of the valuation allowance in 2005 was attributable to the expected utilization of foreign net operating loss carryforwards that were previously not expected to be realized. In addition, at December 31, 2005 the Company had federal tax credit carryforwards of $0.9 million, which expire beginning in 2011. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.
     The deductibility for tax purposes of the additional interest deduction on the contingent convertible notes may have to be recaptured, in

NOTES TO CONSOLIDATED Financial Statements (continued)
part or in whole, if the notes are redeemed for cash instead of converted into the Company’s common stock. If the notes are redeemed into Company common stock, the deferred tax liability provided for would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.
     The net deferred tax asset recorded as an other current asset in the Consolidated Balance Sheets was $7.9 million and $6.5 million at December 31, 2005 and 2004. The net deferred tax asset recorded as a long-term other asset in the Consolidated Balance Sheets was $5.7 million and $11.0 million at December 31, 2005 and 2004. Undistributed earnings of foreign subsidiaries were $22.1 million at December 31, 2005. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.
     In 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceeded a base amount and were invested in the U.S. pursuant to a domestic investment plan. The temporary incentive was available to the Company in 2005. The Company did not repatriate earnings under this provision.
NOTE 10 CONTINGENCIES
      As previously reported, in 2000, an accident involving a MH53E helicopter manufactured by Sikorsky Aircraft Corporation, resulted in four deaths and two injuries during a military training mission. The Company manufactures and sells swashplate bearings used on MH53E helicopters. In 2002, the Company, along with certain other companies, was named as a defendant in a lawsuit filed by the relatives and the estates of the four deceased individuals, and by the two injured individuals. The final settlement agreement and release documents related to this lawsuit have been executed and the lawsuit has been dismissed by the court. The Company made no payments related to this lawsuit.
     As previously reported, during 2004, the Company reduced its previously recorded legal fee accrual, for the Transactions Lawsuit, by $1.7 million. This change in estimate increased 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004 and $2.9 million in 2003.
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of December 31, 2005, an undiscounted accrual in the amount of $1.4 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, remains in other long-term liabilities in the consolidated financial statements.
     Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.
NOTE 11 GOODWILL AND OTHER INTANGIBLE ASSETS
      The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.
     The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount. The fair value of each of the reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. A 10.0 percent discount rate is utilized, and a growth assumption of 2.0 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of

NOTES TO CONSOLIDATED Financial Statements (continued)
the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
     Trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.
     During 2005, the Company completed its annual goodwill impairment test of the Company’s reporting units. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during 2005, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
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
     In 2004, the Company acquired the net assets of a privately-held manufacturer of linear deceleration products for $3.9 million, of which $0.6 million was assigned to trademarks acquired, $0.6 million was assigned to various other intangible assets acquired, and $1.4 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives, but will be subject to annual impairment testing. The other intangible assets will be amortized over their respective useful lives. The goodwill is being reported as part of the Company’s Velocity Control Products reporting segment and will not be amortized, but will be subject to annual impairment testing.
     During 2004, the Company determined that because of a change in competitive dynamics the fair value of one of the reporting units reported as part of the Company’s “Other” businesses had been reduced to an amount less than the reporting unit’s carrying amount. Therefore, the Company incurred a $1.9 million pre-tax, non-cash goodwill impairment loss, which equaled $1.2 million after tax.
     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2004	$30,697,000	$41,817,000	$186,000	$27,089,000	$99,789,000
Goodwill acquired	—	1,062,000	—	—	1,062,000
Impairment losses	—	—	—	(1,934,000)	(1,934,000)
Effect of foreign currency exchange rate changes	1,343,000	—	—	—	1,343,000

Balance as of December 31, 2004	$32,040,000	$42,879,000	$186,000	$25,155,000	$100,260,000

Goodwill acquired	—	321,000	—	18,491,000	18,812,000
Effect of foreign currency exchange rate changes	(1,904,000)	—	—	—	(1,904,000)

Balance as of December 31, 2005	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000

     On July 26, 2005 the Company sold substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment including goodwill in the amount of $12.9 million, which is excluded from the table above.

NOTES TO CONSOLIDATED Financial Statements (continued)
     Other intangible assets are summarized as follows:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$18,694,000	$4,940,000	$7,834,000	$2,970,000
Patents and developed technology	6,238,000	920,000	1,033,000	210,000
Distributor agreements	374,000	50,000	374,000	12,000
Backlog	351,000	351,000	11,000	11,000
Product names	320,000	32,000	—	—

	$25,977,000	$6,293,000	$9,252,000	$3,203,000

     The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted average life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	2005	2004
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$3,004,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2004		$879,000
For the year ended December 31, 2005		$3,090,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2006		$3,076,000
For the year ending December 31, 2007		$3,022,000
For the year ending December 31, 2008		$2,951,000
For the year ending December 31, 2009		$2,628,000
For the year ending December 31, 2010		$2,267,000

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
     Other – filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.
     Power and Data Transmission Products – complex and standard electrical and fiber optic products used in demanding industrial, aerospace, defense, security, medical, electronic and marine equipment applications. Products include slip-rings, slip-ring assemblies, video and data multiplexers, fiber optic rotary joints and printed circuit boards. This segment was sold July 26, 2005. Refer to Note 14 for additional information regarding the sale of this segment.

NOTES TO CONSOLIDATED Financial Statements (continued)
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

	2005	2004	2003

Net sales
Friction and Motion Control Products
External customers	$194,566,000	$163,491,000	$138,304,000
Intersegment	428,000	332,000	344,000

	194,994,000	163,823,000	138,648,000
Velocity Control Products
External customers	53,839,000	51,011,000	43,078,000
Intersegment	(1,000)	—	—

	53,838,000	51,011,000	43,078,000
Sealing Products
External customers	38,632,000	35,035,000	37,510,000
Intersegment	(88,000)	(79,000)	—

	38,544,000	34,956,000	37,510,000
Other
External customers	67,219,000	46,957,000	39,230,000
Intersegment	(37,000)	(16,000)	—

	67,182,000	46,941,000	39,230,000
Power and Data Transmission Products
External customers	22,399,000	37,317,000	35,970,000
Intersegment	(302,000)	(237,000)	(344,000)

	22,097,000	37,080,000	35,626,000

Total segment net sales	376,655,000	333,811,000	294,092,000
Net sales of discontinued operations	(22,097,000)	(37,080,000)	(35,626,000)

Total consolidated net sales	$354,558,000	$296,731,000	$258,466,000

	2005	2004	2003

Operating income
Friction and Motion Control Products	$49,502,000	$40,951,000	$30,787,000
Velocity Control Products	12,162,000	11,786,000	8,179,000
Sealing Products	5,944,000	5,797,000	4,576,000
Other	4,616,000	2,196,000	3,310,000
Power and Data Transmission Products	2,974,000	3,143,000	2,614,000

Total segment operating income	75,198,000	63,873,000	49,466,000
State income tax provision included in segment operating income	1,862,000	1,141,000	1,111,000
Items not allocated to segment operating income	(3,910,000)	523,000	5,145,000
Interest expense	(9,579,000)	(9,589,000)	(6,289,000)
Interest income	8,747,000	3,987,000	2,493,000
Operating income of discontinued operations	(2,974,000)	(3,143,000)	(2,614,000)

Income from continuing operations before income taxes	$69,344,000	$56,792,000	$49,312,000

NOTES TO CONSOLIDATED Financial Statements (continued)

	2005	2004	2003

Depreciation and amortization
Friction and Motion Control Products	$7,160,000	$6,946,000	$6,985,000
Velocity Control Products	1,890,000	1,737,000	1,622,000
Sealing Products	1,059,000	1,082,000	1,116,000
Other	3,768,000	1,094,000	1,134,000
Corporate	2,636,000	2,260,000	1,492,000
Power and Data Transmission Products	948,000	1,545,000	1,517,000

	17,461,000	14,664,000	13,866,000
Depreciation and amortization of discontinued operations	(948,000)	(1,545,000)	(1,517,000)

Total consolidated depreciation and amortization of continuing operations	$16,513,000	$13,119,000	$12,349,000

	2005	2004	2003

Additions to net property, plant and equipment
Friction and Motion Control Products	$8,322,000	$8,006,000	$7,979,000
Velocity Control Products	940,000	205,000	582,000
Sealing Products	612,000	1,084,000	1,074,000
Other	2,042,000	1,272,000	721,000
Corporate	644,000	574,000	249,000
Power and Data Transmission Products	274,000	1,224,000	1,313,000

	12,834,000	12,365,000	11,918,000
Additions to net property, plant and equipment of discontinued operations	(274,000)	(1,224,000)	(1,313,000)

Total consolidated additions to net property, plant and equipment of continuing operations	$12,560,000	$11,141,000	$10,605,000

	2005	2004	2003

Total assets
Friction and Motion Control Products	$153,055,000	$162,275,000	$146,183,000
Velocity Control Products	79,494,000	80,213,000	71,268,000
Sealing Products	21,329,000	18,034,000	17,094,000
Other	94,528,000	46,586,000	43,762,000
Corporate	322,181,000	274,520,000	274,495,000
Power and Data Transmission Products	—	37,496,000	37,572,000

Total consolidated assets	$670,587,000	$619,124,000	$590,374,000

NOTES TO CONSOLIDATED Financial Statements (continued)
Geographic Information:
     The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets of continuing operations by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2005	2004	2003

Net Sales
United States	$237,698,000	$198,345,000	$173,444,000
Germany	36,944,000	48,378,000	30,295,000
Other Countries	79,916,000	50,008,000	54,727,000

Total	$354,558,000	$296,731,000	$258,466,000

Long-lived Tangible Assets
United States	$74,236,000	$69,895,000	$68,842,000
Other Countries	6,424,000	7,372,000	7,236,000

Total	$80,660,000	$77,267,000	$76,078,000

NOTE 13	ASSETS HELD FOR SALE
      During the fourth quarter of 2005, the Company classified certain land and building assets that are in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes are immaterial at December 31, 2005. The opportunity to sell these assets arose due to the consolidation of the Company’s liquid filtration products business from two facilities into one facility. The Company expects to sell these assets during 2006.
     During 2003, the Company sold certain land and building assets, that were previously classified as assets held for sale, for approximately $1.7 million, net of closing costs, and recorded a gain on sale of $0.9 million reported as a component of selling, general and administrative expenses in the Consolidated Statements of Income.
NOTE 14 DISCONTINUED OPERATIONS
      On July 26, 2005 the Company sold substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment for $71.4 million cash, resulting in a pre-tax gain of $41.0 million, or $0.73 per share on a diluted basis after tax. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of this segment, including the aforementioned gain on sale, are being reported as discontinued operations, and all prior period information has been restated.
     In addition to the segregation of operating results, assets, and liabilities, Emerging Issues Task Force No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that was previously allocated to the Power and Data Transmission Products segment of $1.2 million, $2.2 million and $1.5 million in 2005, 2004 and 2003 has been charged against continuing operations in the Consolidated Statements of Income. Operating results of the Power and Data Transmission Products segment up to the date of disposition are presented in the following table.

	2005	2004	2003

Net sales	$22,097,000	$37,080,000	$35,626,000

Operating income	$2,974,000	$3,143,000	$2,614,000
Gain on disposal	40,969,000	—	—
Provision for income taxes	(16,584,000)	(1,131,000)	(915,000)

Income from discontinued operations	$27,359,000	$2,012,000	$1,699,000

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 15	UNAUDITED QUARTERLY FINANCIAL INFORMATION
      Previously reported first and second quarter 2005 results and all quarterly results for 2004 have been restated as a result of the sale of the Power and Data Transmission Products Group during the third quarter of 2005.

	First Quarter		Second Quarter		Third Quarter			Fourth Quarter

	2005	2004	2005	2004	2005		2004	2005	2004

	(In thousands, except per share data)
Income Statement Data
Net Sales	$84,562	$74,665	$94,473	$76,831	$85,870		$73,014	$89,653	$72,221
Gross Profit	33,395	30,532	36,121	31,225	32,338		29,519	37,176	29,882
Income From Continuing Operations	9,204	8,843	11,273	9,726	11,645		8,392	14,408	9,385
Income From Discontinued Operations	675	59	1,145	218	25,539	(1)	1,112	—	623
Net Income	$9,879	$8,902	$12,418	$9,944	$37,184	(1)	$9,504	$14,408	$10,008
Balance Sheet Data
Total Assets-Continuing Operations	$587,051	$564,246	$591,764	$568,129	$672,095		$572,668	$670,587	$581,628
Total Assets-Discontinued Operations	36,729	35,577	35,679	34,529	—		37,790	—	37,496
Cash and Cash Equivalents	234,484	267,952	240,195	269,111	321,671		269,348	320,804	278,586
Total Debt	200,113	200,180	200,098	200,158	200,082		200,143	200,066	200,128
Cash Flow Data-Continuing Operations
Net Cash From Operating Activities	$5,563	$16,288	$12,587	$5,637	$12,970		$11,447	$10,104	$14,789
Capital Expenditures, net	2,343	2,137	2,872	2,615	1,628		1,878	5,717	4,511
Depreciation and Amortization	3,951	3,240	4,294	3,299	4,050		3,259	4,218	3,321
Per Share Data-Continuing Operations
Earnings per Share – Basic	$0.33	$0.32	$0.41	$0.35	$0.42		$0.30	$0.52	$0.34
Earnings per Share – Diluted	0.31	0.30	0.37	0.32	0.38		0.28	0.46	0.31
Per Share Data-Discontinued Operations
Earnings per Share – Basic	$0.02	$0.00	$0.04	$0.01	$0.92	(1)	$0.04	—	$0.02
Earnings per Share – Diluted	0.02	0.00	0.03	0.01	0.74	(1)	0.03	—	0.02
Per Share Data
Earnings per Share – Basic	$0.35	$0.32	$0.45	$0.36	$1.34	(1)	$0.34	$0.52	$0.36
Earnings per Share – Diluted	0.33	0.30	0.40	0.33	1.12	(1)	0.32	0.46	0.33
Dividends Declared per Share	0.12	0.12	0.12	0.12	0.12		0.12	0.12	0.12

(1)	Includes the after tax effect, $25.4 million or $0.91 per basic share and $0.73 per share on a diluted basis, of the net gain on the sale of the Power and Data Transmission Products Group.

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
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding executive officers required by this Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2006 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is included in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2006 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is included in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2006 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is included in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2006 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is included in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 30, 2006 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

3. Exhibits

The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.
     Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 0-12640.

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2	Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1	Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2	By-Laws of the Company, as amended through December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)

Exhibit
Number		Description of Document

4.4		Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10	.2*	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.3		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.4*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.5*	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.5.1*	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.6		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.9*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.11*	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12		Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference)
10.13		Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.14		Kaydon Corporation Non-Employee Directors Compensation
10	.15*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description of Document

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: March 2, 2006	By: /s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 2, 2006	By: /s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Brandon David A. Brandon Director	March 2, 2006

/s/ Brian P. Campbell Brian P. Campbell Chairman	March 2, 2006

/s/ Timothy J. O’Donovan Timothy J. O’Donovan Director	March 2, 2006

/s/ James O’Leary James O’Leary Director	March 2, 2006

/s/ Thomas C. Sullivan Thomas C. Sullivan Director	March 2, 2006

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Charged (Credited)
	Balance at	to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2005	$738,000	$288,000	$(123,000)	$903,000
2004	$880,000	$81,000	$(223,000)	$738,000
2003	$1,526,000	$(390,000)	$(256,000)	$880,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2005	$14,519,000	$2,785,000	$(2,415,000)	$14,889,000
2004	$16,294,000	$1,352,000	$(3,127,000)	$14,519,000
2003	$18,072,000	$1,518,000	$(3,296,000)	$16,294,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

EXHIBIT INDEX
      Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 0-12640.

Exhibit
Number		Description of Document

2.1		Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2		Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3		Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4		Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
10.1		Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10.2		Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.3		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10.4		Kaydon Corporation Supplemental Executive Retirement Plan, as amended (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.5		Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.5.1	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.6		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit
Number	Description of Document

10.7	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.8	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.9	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.10	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.11	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12	Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference)
10.13	Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.14	Kaydon Corporation Non-Employee Directors Compensation
10.15	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002