Form 10-Q
period 2006-04-01
KAYDON CORP
filed 2006-05-09
CIK 740694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended April 1, 2006	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)
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
Yes ☐ No ☑
     Common Stock Outstanding at May 4, 2006 – 28,203,567 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2006

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents	$327,582,000	$320,804,000
Accounts receivable, net	61,064,000	50,869,000
Inventories, net	53,081,000	51,783,000
Other current assets	11,464,000	14,671,000

Total current assets	453,191,000	438,127,000

Property, plant and equipment, net	80,892,000	79,603,000
Goodwill, net	117,282,000	117,168,000
Other intangible assets, net	23,533,000	24,288,000
Other assets	10,049,000	11,401,000

Total assets	$684,947,000	$670,587,000

Liabilities and Shareholders’ Equity:

Accounts payable	$16,255,000	$18,192,000
Salaries and wages	6,926,000	8,963,000
Taxes payable	6,975,000	4,507,000
Interest payable	2,867,000	844,000
Other accrued expenses	12,419,000	12,238,000

Total current liabilities	45,442,000	44,744,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	66,300,000	66,167,000

Total long-term liabilities	266,300,000	266,167,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	48,352,000	47,702,000
Retained earnings	524,022,000	510,818,000
Less – treasury stock, at cost	(185,271,000)	(186,599,000)
Less – restricted stock awards	(9,696,000)	(7,584,000)
Accumulated other comprehensive loss	(7,895,000)	(8,354,000)

	373,205,000	359,676,000

Total liabilities and shareholders’ equity	$684,947,000	$670,587,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended
	April 1, 2006	April 2, 2005
Net sales	$101,505,000	$84,562,000
Cost of sales	59,962,000	51,167,000

Gross profit	41,543,000	33,395,000
Selling, general and administrative expenses	17,915,000	18,273,000

Operating income	23,628,000	15,122,000
Interest income	3,396,000	1,527,000
Interest expense	(2,411,000)	(2,418,000)

Income from continuing operations before income taxes	24,613,000	14,231,000
Provision for income taxes	8,024,000	5,027,000

Income from continuing operations	16,589,000	9,204,000

Income from discontinued operations before income taxes	—	1,015,000
Provision for income taxes	—	340,000

Income from discontinued operations	—	675,000

Net income	$16,589,000	$9,879,000

Weighted average common shares:
Basic	27,843,000	27,885,000
Diluted	34,761,000	34,818,000
Earnings per share – continuing operations:
Basic	$0.60	$0.33
Diluted	$0.52	$0.31
Earnings per share – discontinued operations:
Basic	—	$0.02
Diluted	—	$0.02
Earnings per share:
Basic	$0.60	$0.35
Diluted	$0.52	$0.33

Dividends declared per share	$0.12	$0.12
See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities	$15,052,000	$5,563,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(4,106,000)	(2,343,000)
Acquisition of business, net of cash acquired	—	(42,664,000)

Cash used in investing activities	(4,106,000)	(45,007,000)

Cash flows used in financing activities:
Cash dividends paid	(3,378,000)	(3,384,000)
Purchase of treasury stock	(2,327,000)	(3,600,000)
Proceeds from exercise of stock options	802,000	494,000
Excess tax benefits from stock-based compensation	462,000	—
Payments on debt	(16,000)	(15,000)

Cash used in financing activities	(4,457,000)	(6,505,000)

Effect of exchange rate changes on cash and cash equivalents	289,000	333,000

Discontinued Operations:

Operating cash flows	—	1,742,000
Investing cash flows	—	(166,000)
Effect of exchange rate changes on cash and cash equivalents	—	(62,000)

Net cash flows from discontinued operations	—	1,514,000

Net increase (decrease) in cash and cash equivalents	6,778,000	(44,102,000)

Cash and cash equivalents – Beginning of period	320,804,000	278,586,000

Cash and cash equivalents – End of period	$327,582,000	$234,484,000

Cash expended for income taxes	$1,181,000	$1,993,000

Cash expended for interest	$—	$—

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
(2)	The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At April 1, 2006, the Company had $109.4 million invested in U.S. Government treasury bills, $100.1 million invested in various money market and other short-term funds, $81.7 million invested in investment grade prime commercial paper of several United States issuers, and $32.2 million invested in time-deposits and other interest bearing accounts.
(3)   Inventories are summarized as follows:

	April 1, 2006	December 31, 2005
Raw Material	$19,879,000	$19,094,000
Work in Process	13,097,000	12,593,000
Finished Goods	20,105,000	20,096,000

	$53,081,000	$51,783,000

(4)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving nonowner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $0.5 million and $(0.8) million, resulting in comprehensive income of $17.0 million and $9.1 million for the quarters ended April 1, 2006 and April 2, 2005.

(5)	The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended
	April 1, 2006	April 2, 2005
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$16,589,000	$9,204,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,503,000	1,507,000

Numerators for diluted earnings per share from continuing operations	$18,092,000	$10,711,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,843,000	27,885,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	59,000	74,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,761,000	34,818,000

Earnings per share from continuing operations:
Basic	$0.60	$0.33

Diluted	$0.52	$0.31

In 2003, the Company completed the sale of $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2006, because during the first quarter ended April 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter. The Notes are discussed further in Note 7.

(6)	The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other.”

Following the sale of its Power and Data Transmission Products segment in July 2005, the Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

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

	Quarter Ended
	April 1, 2006	April 2, 2005
Net sales
Friction and Motion Control Products
External customers	$57,062,000	$44,670,000
Intersegment – continuing operations	31,000	26,000
Intersegment – discontinued operations	—	104,000

	57,093,000	44,800,000

Velocity Control Products	14,518,000	14,738,000

Sealing Products
External customers	10,835,000	8,690,000
Intersegment – continuing operations	(23,000)	(19,000)

	10,812,000	8,671,000

Other
External customers	19,090,000	16,360,000
Intersegment – continuing operations	(8,000)	(7,000)

	19,082,000	16,353,000

Total consolidated net sales	$101,505,000	$84,562,000

	Quarter Ended
	April 1, 2006	April 2, 2005
Operating income
Friction and Motion Control Products	$15,919,000	$10,609,000
Velocity Control Products	3,692,000	3,441,000
Sealing Products	1,000,000	1,191,000
Other	1,919,000	1,038,000

Total segment operating income	22,530,000	16,279,000

State income tax provision included in segment operating income	711,000	495,000

Items not allocated to segment operating income	387,000	(1,652,000)

Interest expense	(2,411,000)	(2,418,000)
Interest income	3,396,000	1,527,000

Income from continuing operations before income taxes	$24,613,000	$14,231,000

	Quarter Ended
	April 1, 2006	April 2, 2005
Depreciation and amortization

Friction and Motion Control Products	$1,976,000	$1,792,000
Velocity Control Products	461,000	479,000
Sealing Products	280,000	268,000
Other	928,000	751,000
Corporate	777,000	661,000

Total consolidated depreciation and amortization of continuing operations	$4,422,000	$3,951,000

	Quarter Ended
	April 1, 2006	April 2, 2005
Additions to net property, plant and equipment

Friction and Motion Control Products	$3,083,000	$1,380,000
Velocity Control Products	228,000	203,000
Sealing Products	153,000	56,000
Other	507,000	279,000
Corporate	135,000	425,000

Total consolidated additions to net property, plant and equipment of continuing operations	$4,106,000	$2,343,000

	April 1, 2006	December 31, 2005
Total assets

Friction and Motion Control Products	$162,112,000	$153,055,000
Velocity Control Products	82,814,000	79,494,000
Sealing Products	20,883,000	21,329,000
Other	95,450,000	94,528,000
Corporate	323,688,000	322,181,000

Total consolidated assets	$684,947,000	$670,587,000

(7)	Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the first quarter of 2006. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the first quarter of 2006 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of April 1, 2006 and December 31, 2005 was $2.8 million and $3.1 million, respectively.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at April 1, 2006. After consideration of the facility’s covenants and $4.2 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.8 million at April 1, 2006.

The Company’s outstanding debt was as follows:

	April 1, 2006	December 31, 2005
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	50,000	66,000

Total debt	200,050,000	200,066,000
Less current maturities	50,000	66,000

Long-term debt	$200,000,000	$200,000,000

(8)	The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of April 1, 2006, an undiscounted accrual in the amount of $1.4 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, remains in other long-term liabilities in the consolidated financial statements.

Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.
(9)	Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.

In January 2005, the Company acquired Purafil Inc. for $42.7 million. A portion of the purchase price was allocated to various intangible assets, and $18.5 million was recognized as goodwill. The goodwill is being reported as part of the Company’s “Other” businesses and will not be amortized, but will be subject to annual impairment testing.

The changes in the carrying amount of goodwill for the first quarter ended April 1, 2006, are as follows:

	Friction and
	Motion Control	Velocity Control	Sealing
	Products	Products	Products	Other	Total
Balance as of January 1, 2006	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000
Effect of foreign currency exchange rate changes	114,000	—	—	—	114,000

Balance as of April 1, 2006	$30,250,000	$43,200,000	$186,000	$43,646,000	$117,282,000

     Other intangible assets are summarized as follows:

	April 1, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$18,694,000	$5,523,000	$18,694,000	$4,940,000
Patents and developed technology	6,252,000	1,089,000	6,238,000	920,000
Distributor agreements	374,000	59,000	374,000	50,000
Backlog	351,000	351,000	351,000	351,000
Product names	320,000	40,000	320,000	32,000

	$25,991,000	$7,062,000	$25,977,000	$6,293,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted average life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	April 1, 2006	December 31, 2005
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense
For the first quarter ended April 1, 2006	$769,000
For the first quarter ended April 2, 2005	$602,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2006	$3,076,000
For the year ending December 31, 2007	$3,022,000
For the year ending December 31, 2008	$2,951,000
For the year ending December 31, 2009	$2,628,000
For the year ending December 31, 2010	$2,267,000

(10)	The components of net periodic benefit cost (income) are as follows:

	Quarter Ended
	April 1, 2006	April 2, 2005
Pension Benefits
Service cost	$759,000	$636,000
Interest cost	1,394,000	1,270,000
Expected return on plan assets	(1,168,000)	(1,083,000)
Amortization of:
Unrecognized net prior service cost	50,000	49,000
Unrecognized net loss	362,000	220,000

Total	$1,397,000	$1,092,000

	Quarter Ended
	April 1, 2006	April 2, 2005
Postretirement Benefits
Service cost	$92,000	$111,000
Interest cost	203,000	221,000
Amortization of:
Unrecognized net prior service cost	(442,000)	(358,000)
Unrecognized net gain	(97,000)	(176,000)

Total	($244,000)	($202,000)

The Company expects to contribute approximately $6.9 million to its pension plans in 2006.
(11)	As of January 1, 2006 the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123 (R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123 (R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.

The Company’s 1999 Long Term Stock Incentive Plan provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain reacquisitions of shares by the Company, for stock-based incentives in various forms. The Company’s 2003 Non-Employee Directors Equity Plan provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. The Company has granted both restricted stock awards and fixed stock options pursuant to its equity incentive plans.

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first quarter 2006 is as follows:

	Quarter Ended
	April 1, 2006
		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2006	381,427	$26.73
Granted	87,020	$34.18
Vested	(102,131)	$25.58
Canceled	(2,400)	$31.12

Outstanding at April 1, 2006	363,916	$28.81

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The unamortized value of unvested restricted stock awards, aggregating $9.7 million at April 1, 2006, is recorded in the consolidated financial statements as a deduction from shareholders equity, and is expected to be amortized over a weighted-average period of 3.9 years. Amortization related to restricted stock awards equaled $0.8 million during the first quarter of 2006, and equaled $0.7 million during the first quarter of 2005. Restricted stock awards vest on January 5th of each year. The total grant-date fair value of restricted stock that vested on January 5, 2006 was $2.6 million.
Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of SFAS No. 123 (R), the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $0.2 million during the first quarter ended April 1, 2006, and would have increased $0.5 million during the first quarter ended April 2, 2005.
The Company is applying the provisions of SFAS No. 123 (R) to its outstanding stock options using a modified version of prospective application. Under this transition method, compensation expense is recognized on or after January 1, 2006 for the portion of outstanding stock options for which the requisite service has not yet been rendered, based on the grant-date fair value of those stock options previously calculated under SFAS No. 123 for the purpose of making pro-forma disclosures. For periods before January 1, 2006, Kaydon will not restate the financial statements to reflect compensation expense previously reported in the pro-forma footnote disclosures under the provisions of SFAS No. 123.
A summary of fixed stock option information pursuant to the Company’s equity incentive plans for the first quarter 2006 is as follows:

	Quarter Ended
	April 1, 2006
	Option	Wtd. Avg.
	Shares	Ex. Price
Outstanding at January 1, 2006	102,000	$25.04
Granted	—	—
Exercised	(32,000)	$25.06
Canceled	—	—

Outstanding at April 1, 2006	70,000	$25.03

Exercisable at April 1, 2006	23,150	$23.98

The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options equaled $0.1 million during the first quarter of 2006, and $0.0 million during the first quarter of 2005. The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $0.4 million.

     Options outstanding at April 1, 2006, are as follows:

					Wtd.
				Wtd.	Avg.
				Avg.	Remaining
	Option	Lowest	Highest	Exercise	Contractual
	Shares	Price	Price	Price	Life (years)
Exercise price per share:
Under $25.00:
Exercisable	15,050	$21.10	$24.40	$22.82	2.58
Non-exercisable	20,450	$21.10	$24.25	$23.72	4.86

	35,500	$21.10	$24.40	$23.34	3.89

Over $25.00:
Exercisable	8,100	$26.01	$26.19	$26.13	5.07
Non-exercisable	26,400	$26.01	$27.95	$26.97	8.49

	34,500	$26.01	$27.95	$26.77	7.68

Total options	70,000	$21.10	$27.95	$25.03	5.76

The aggregate intrinsic value of options outstanding as of April 1, 2006 is $1.1 million.
Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Had compensation cost for stock-based awards been recognized based on the fair value method prescribed under SFAS No. 123 (R), the effect on net income and earnings per share from continuing operations during the first quarter of 2005 would not have been significant.
(12)	During the fourth quarter of 2005, the Company classified certain land and building assets that are in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes are immaterial at April 1, 2006. The opportunity to sell these assets arose due to the consolidation of the Company’s liquid filtration products business. The Company expects to sell these assets before December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the first quarter 2006, the Company continued to benefit from strong demand from many of our key markets including defense, industrial, machinery, and heavy equipment markets. During the remainder of 2006, the Company expects to continue to benefit from a strong manufacturing economy, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
During the first quarter of 2006, the Company’s gross profit and operating margins were positively affected by increased sales, as many of our operating units have high contribution margins, and therefore, are very volume sensitive. Also, higher material costs and ramp up costs associated with new programs that negatively impacted first quarter 2005 gross profit and operating margins, were successfully addressed by increasing selling prices and by adding manufacturing capacity during the second half of last year.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At April 1, 2006 the Company’s current ratio was 10.0 to 1 and working capital totaled $407.7 million. The Company’s current cash balance of $327.6 million at April 1, 2006, along with our $300.0 million revolving credit facility provide financial strength to support the Company’s objectives, including strategic acquisitions.
As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123 (R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123 (R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to continue to improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2005 Annual Report on Form 10-K, particularly “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition,” to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Sales during the first quarter of 2006 were $101.5 million, an increase of 20.0 percent as compared to $84.6 million in the first quarter of 2005. Increased sales across most of the Company’s key product lines, including specialty bearings, sealing products, metal forming equipment and air filtration products were only partially offset by decreases in sales totaling $0.6 million of linear deceleration products, liquid filtration products, specialty metal alloys, and specialty ball products.
Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $57.1 million during the first quarter of 2006 as compared with $44.8 million during the first quarter of 2005, an increase of $12.3 million or 27.4 percent. This segment was positively affected by increased demand for specialty bearings utilized in industrial, defense, machinery and heavy equipment markets, including the wind energy market.
During the first quarter 2006, the Company’s Velocity Control Products reporting segment sales decreased $0.2 million or 1.5 percent, to $14.5 million, when compared with first quarter 2005 sales of $14.7 million. The decrease is primarily due to changes in foreign exchange rates between the U.S. dollar and the British Pound and the Euro.
The Company’s Sealing Products reporting segment achieved sales of $10.8 million during the first quarter 2006, an increase of $2.1 million or 24.7 percent from first quarter 2005 sales of $8.7 million. As previously disclosed, first quarter 2005 sales were negatively affected by a work stoppage at the Baltimore, Maryland facility.
Sales of the Company’s remaining businesses equaled $19.1 million during the first quarter of 2006, an increase from the first quarter 2005 of $2.7 million or 16.7 percent, as a result of higher sales of metal forming equipment, and air filtration products offered by our recently acquired Purafil, Inc. subsidiary. As we disclosed last year, first quarter 2005 sales of metal forming equipment were negatively affected by customer-initiated delays of shipments into the second quarter of that year.
Gross profit from continuing operations equaled $41.5 million or 40.9 percent of sales for the first quarter of 2006 as compared to $33.4 million or 39.5 percent of sales for the first quarter of 2005. Gross profit was positively affected by the higher sales, as many of our operating units have high contribution margins, and therefore, are very sales volume sensitive. First quarter 2005 gross profit was adversely affected by several items, including higher material costs, and by ramp up costs of new programs in the specialty bearings business for military and wind energy applications. These items were successfully addressed by increasing selling prices, and by adding manufacturing capacity during the second half of last year.
Selling, general, and administrative (“SG&A”) expenses of continuing operations, equaled $17.9 million or 17.6 percent of sales during the first quarter of 2006 as compared to $18.3 million or 21.6 percent of sales during the first quarter of 2005. On a comparative basis, last year’s SG&A expenses included approximately $0.7 million of incremental costs associated with Sarbanes-Oxley compliance and ongoing acquisition initiatives. The majority of SG&A expenses are fixed, and therefore, the measurement of these expenses as a percentage of sales has improved as a result of higher sales volumes.
Depreciation and amortization during the first quarter 2006 equaled $4.4 million, compared to $4.0 million during the first quarter of 2005.
The Company’s operating income from continuing operations equaled $23.6 million or 23.3 percent of sales in the first quarter of 2006, as compared to $15.1 million or 17.9 percent of sales in the first quarter of 2005, an increase of 56.2 percent.
On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $15.9 million during the first quarter of 2006 as compared to $10.6 million during the comparable period last year. Operating income was positively affected by increased sales, as the operations in this segment are very volume sensitive. The growth of first quarter operating income was also favorably impacted by improved operating efficiencies related to military and industrial programs.
The Velocity Control Products reporting segment contributed $3.7 million to the Company’s operating income during the first quarter of 2006 as compared to $3.4 million during the comparable period last year. The increase in operating income was primarily due to improved operating efficiencies and effective cost reduction programs.
The Sealing Products reporting segment contributed $1.0 million to the Company’s operating income during the first quarter of 2006 as compared to $1.2 million during the comparable period last year. The decrease is primarily the result of higher energy costs, which increased $0.4 million when compared to the first quarter of last year. Due to the process used to manufacture sealing products, this segment is most susceptible to higher energy costs.
The Company’s other businesses contributed $1.9 million to the Company’s operating income during the first quarter of 2006 as compared to $1.0 million during the comparable period last year, primarily as a result of the higher sales of metal forming equipment and air filtration products and favorable sales mix in our specialty metal alloys business.
As a result of higher interest rates and higher cash and cash equivalent balances, interest income during the first quarter of 2006 was $3.4 million, as compared to $1.5 million during the first quarter of 2005. Interest expense during both the first quarter of 2006 and 2005 was $2.4 million.

The effective tax rate for continuing operations for the first quarter of 2006 was 32.6 percent, reflecting a $0.9 million reduction to the tax provision resulting from the Company’s most current evaluation of contingency reserves related to deductions previously not recognized for financial reporting purposes, after a recent examination by a taxing authority. This reduction to the tax provision improved first quarter earnings per share by $.03 on a diluted basis. The effective tax rate during the first quarter of 2005 was 35.2 percent. We expect the effective tax rate for the remainder of 2006 will be approximately 36.0 percent.
Our income from continuing operations for the first quarter of 2006 was $16.6 million or $0.52 per share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 67.7 percent when compared with first quarter 2005 income from continuing operations of $9.2 million or $0.31 per share on a diluted basis, also based on 34.8 million common shares outstanding.
Income from discontinued operations for the first quarter of 2005 equaled $1.0 million and after tax income from discontinued operations equaled $0.7 million. Diluted earnings per common share from discontinued operations for the first quarter 2005, based on 34.8 million common shares outstanding, were $0.02.
Our net income for the first quarter of 2006 was $16.6 million, compared with first quarter 2005 net income of $9.9 million.
Liquidity and Capital Resources
At April 1, 2006, the Company’s current ratio was 10.0 to 1 and working capital totaled $407.7 million, including $327.6 million of cash and cash equivalents. At December 31, 2005, the current ratio was 9.8 to 1 and working capital totaled $393.4 million, including cash and cash equivalents of $320.8 million. Total debt outstanding at the end of the first quarter 2006 and at year-end 2005 was $200.1 million.
Primarily as a result of higher net income, cash flow from operations during the first quarter 2006 equaled $15.1 million, compared to first quarter 2005 cash flow from operations of $5.6 million. During the first quarter 2006, the Company paid common stock dividends of $3.4 million, repurchased a total of 66,355 shares of Company common stock for $2.3 million, and invested $4.1 million in net capital expenditures.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter, provided certain contingencies are met, including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time during the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2006, because during the first quarter ended April 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first quarter of 2006 equaled $95.9 million, resulting in a backlog of $144.6 million at the end of the first quarter 2006 compared to a backlog of continuing operations of $127.0 million at the end of the first quarter of 2005. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
Impairment of Long-Lived Assets - We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we use an estimate of undiscounted future cash flows over the remaining lives of the long-lived assets that are compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 1 and Note 11) in the 2005 Annual Report on Form 10-K for additional information regarding long-lived assets.
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

To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 11) in the 2005 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.
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
Generally accepted accounting principles require that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, net income used in the calculation of diluted earnings per share amounts is adjusted by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and total shares outstanding is increased by the number of shares that would be issuable upon conversion.
Based on the formula above, holders will be able to convert their Notes during the second quarter of 2006, because during the first quarter ended April 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter.
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
We believe that the impact the Notes have on the accounting for our diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of our current financial condition and results of operations. The existence of the Notes has caused further dilution to our diluted earnings per share calculation, and redemption of the Notes for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.
To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Financial Statements (Note 2 and Note 4) in the 2005 Annual Report on Form 10-K and other discussions in this quarterly report on Form 10-Q.

Retirement Benefits - Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.
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
We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement net periodic benefit costs in 2006, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting 91.0 percent of the Company’s total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for two smaller pension plans and the Company’s postretirement benefits. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 were based on investment yields available on long-term corporate bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends.
Inflation assumptions are based on an evaluation of external market indicators. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. Retirement and mortality rates are based primarily on actual plan experience and mortality tables. The 2006 pension and postretirement net periodic benefit costs are computed using the RP-2000 Combined Healthy Mortality table, which is a more current table that is expected to better anticipate future experience. The 1983 Group Annuity Mortality table was used to determine the pension and postretirement net periodic benefit costs in 2005.
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

To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Financial Statements (Note 10) in this quarterly report on form 10-Q as well as Notes to Consolidated Financial Statements (Note 7) in the 2005 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.
Income Taxes - We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors. Our first quarter 2006 effective income tax rate reflects tax benefits totaling $0.9 million resulting from the Company’s most current evaluation of contingency reserves related to deductions previously not recognized for financial reporting purposes, after a recent examination by a taxing authority.
We believe the accounting estimates related to income taxes to be critical accounting estimates because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes based on the assumptions to vary.
To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 9) in the 2005 Annual Report on Form 10-K for additional information regarding income taxes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 43 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2006) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2006:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
January 1 to January 28	30,855	$32.70	30,855	4,948,645
January 29 to February 25	—	—	—	4,948,645
February 26 to April 1	35,500	$37.13	35,500	4,913,145

Total	66,355	$35.04	66,355

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 9, 2006	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

May 9, 2006	/s/ Kenneth W. Crawford

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