Form 10-Q
period 2006-07-01
KAYDON CORP
filed 2006-08-07
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended July 1, 2006	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐           No ☑
     Common Stock Outstanding at August 2, 2006 — 28,185,585 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2006

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents	$343,338,000	$320,804,000
Accounts receivable, net	57,919,000	50,869,000
Inventories, net	54,115,000	51,783,000
Other current assets	12,186,000	14,671,000

Total current assets	467,558,000	438,127,000

Property, plant and equipment, net	81,899,000	79,603,000
Goodwill, net	118,243,000	117,168,000
Other intangible assets, net	22,777,000	24,288,000
Other assets	8,803,000	11,401,000

Total assets	$699,280,000	$670,587,000

Liabilities and Shareholders’ Equity:
Accounts payable	$17,166,000	$18,192,000
Salaries and wages	8,662,000	8,963,000
Taxes payable	4,116,000	4,507,000
Interest payable	867,000	844,000
Other accrued expenses	12,922,000	12,238,000

Total current liabilities	43,733,000	44,744,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	65,938,000	66,167,000

Total long-term liabilities	265,938,000	266,167,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	48,458,000	47,702,000
Retained earnings	538,339,000	510,818,000
Less — treasury stock, at cost	(185,928,000)	(186,599,000)
Less — restricted stock awards	(9,034,000)	(7,584,000)
Accumulated other comprehensive loss	(5,919,000)	(8,354,000)

	389,609,000	359,676,000

Total liabilities and shareholders’ equity	$699,280,000	$670,587,000

     See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Half Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$102,664,000	$94,473,000	$204,169,000	$179,035,000
Cost of sales	59,067,000	58,352,000	119,029,000	109,519,000

Gross profit	43,597,000	36,121,000	85,140,000	69,516,000
Selling, general and administrative expenses	17,430,000	18,017,000	35,345,000	36,290,000

Operating income	26,167,000	18,104,000	49,795,000	33,226,000
Interest income	3,927,000	1,733,000	7,323,000	3,260,000
Interest expense	(2,388,000)	(2,396,000)	(4,799,000)	(4,814,000)

Income from continuing operations before income taxes	27,706,000	17,441,000	52,319,000	31,672,000
Provision for income taxes	10,002,000	6,168,000	18,026,000	11,195,000

Income from continuing operations	17,704,000	11,273,000	34,293,000	20,477,000

Income from discontinued operations before income taxes	—	1,722,000	—	2,737,000
Provision for income taxes	—	577,000	—	917,000

Income from discontinued operations	—	1,145,000	—	1,820,000

Net income	$17,704,000	$12,418,000	$34,293,000	$22,297,000

Weighted average common shares:
Basic	27,836,000	27,778,000	27,840,000	27,832,000
Diluted	34,773,000	34,696,000	34,779,000	34,757,000
Earnings per share — continuing operations:
Basic	$0.64	$0.41	$1.23	$0.74
Diluted	$0.55	$0.37	$1.07	$0.68
Earnings per share — discontinued operations:
Basic	—	$0.04	—	$0.06
Diluted	—	$0.03	—	$0.05
Earnings per share:
Basic	$0.64	$0.45	$1.23	$0.80
Diluted	$0.55	$0.40	$1.07	$0.73

Dividends declared per share	$0.12	$0.12	$0.24	$0.24
     See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities	$37,898,000	$18,150,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(7,580,000)	(5,215,000)
Acquisition of business, net of cash acquired	—	(42,668,000)

Cash used in investing activities	(7,580,000)	(47,883,000)

Cash flows used in financing activities:
Cash dividends paid	(6,762,000)	(6,770,000)
Purchase of treasury stock	(3,404,000)	(6,102,000)
Proceeds from exercise of stock options	1,003,000	494,000
Excess tax benefits from stock-based compensation	547,000	—
Payments on debt	(32,000)	(30,000)

Cash used in financing activities	(8,648,000)	(12,408,000)

Effect of exchange rate changes on cash and cash equivalents	864,000	560,000

Discontinued Operations:
Operating cash flows	—	3,620,000
Investing cash flows	—	(163,000)
Effect of exchange rate changes on cash and cash equivalents	—	(267,000)

Net cash flows from discontinued operations	—	3,190,000

Net increase (decrease) in cash and cash equivalents	22,534,000	(38,391,000)

Cash and cash equivalents — Beginning of period	320,804,000	278,586,000

Cash and cash equivalents — End of period	$343,338,000	$240,195,000

Cash expended for income taxes	$13,344,000	$9,155,000

Cash expended for interest	$4,000,000	$4,000,000

     See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(2)	The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At July 1, 2006, the Company had $109.5 million invested in U.S. Government treasury bills, $103.1 million invested in various money market and other short-term funds, $94.8 million invested in investment grade prime commercial paper of several United States issuers, and $32.5 million invested in time-deposits and other interest bearing accounts.

(3)	Inventories are summarized as follows:

	July 1, 2006	December 31, 2005
Raw Material	$20,993,000	$19,094,000
Work in Process	11,439,000	12,593,000
Finished Goods	21,683,000	20,096,000

	$54,115,000	$51,783,000

(4)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $2.0 million and $(2.6) million, resulting in comprehensive income of $19.7 million and $9.8 million for the quarters ended July 1, 2006 and July 2, 2005. On a first half basis, other comprehensive income (loss), net of tax, was approximately $2.4 million and $(3.4) million, resulting in comprehensive income of $36.7 million and $18.9 million for the first halves ended July 1, 2006 and July 2, 2005.

(5)	The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended
	July 1, 2006	July 2, 2005
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$17,704,000	$11,273,000

Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,486,000	1,507,000

Numerators for diluted earnings per share from continuing operations	$19,190,000	$12,780,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,836,000	27,778,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	78,000	59,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,773,000	34,696,000

Earnings per share from continuing operations:
Basic	$0.64	$0.41

Diluted	$0.55	$0.37

	First Half Ended
	July 1, 2006	July 2, 2005
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$34,293,000	$20,477,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	2,989,000	3,014,000

Numerators for diluted earnings per share from continuing operations	$37,282,000	$23,491,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,840,000	27,832,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	80,000	66,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,779,000	34,757,000

Earnings per share from continuing operations:
Basic	$1.23	$0.74

Diluted	$1.07	$0.68

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the third quarter of 2006, because during the second quarter ended July 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter. The Notes are discussed further in Note 7.

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

Items not allocated to segment operating income include certain amortization and corporate administrative expenses, exchange gains and losses applicable to non-functional currency assets and liabilities, and other amounts. Corporate assets consist of cash and cash equivalents, fixed assets and certain prepaid expenses. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	Quarter Ended		First Half Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales

Friction and Motion Control Products
External customers	$60,615,000	$50,687,000	$117,677,000	$95,357,000
Intersegment – continuing operations	32,000	36,000	63,000	62,000
Intersegment – discontinued operations	—	194,000	—	298,000

	60,647,000	50,917,000	117,740,000	95,717,000

Velocity Control Products
External customers	14,278,000	14,434,000	28,796,000	29,172,000
Intersegment – continuing operations	—	(1,000)	—	(1,000)

	14,278,000	14,433,000	28,796,000	29,171,000

Sealing Products
External customers	10,808,000	10,471,000	21,643,000	19,161,000
Intersegment – continuing operations	(18,000)	(28,000)	(41,000)	(47,000)

	10,790,000	10,443,000	21,602,000	19,114,000

Other
External customers	16,963,000	18,687,000	36,053,000	35,047,000
Intersegment – continuing operations	(14,000)	(7,000)	(22,000)	(14,000)

	16,949,000	18,680,000	36,031,000	35,033,000

Total consolidated net sales	$102,664,000	$94,473,000	$204,169,000	$179,035,000

	Quarter Ended		First Half Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Operating income
Friction and Motion Control Products	$17,785,000	$12,675,000	$33,704,000	$23,284,000
Velocity Control Products	3,291,000	3,734,000	6,983,000	7,175,000
Sealing Products	1,735,000	1,724,000	2,735,000	2,915,000
Other	1,539,000	1,897,000	3,458,000	2,935,000

Total segment operating income	24,350,000	20,030,000	46,880,000	36,309,000

State income tax provision included in segment operating income	800,000	289,000	1,511,000	784,000

Items not allocated to segment operating income	1,017,000	(2,215,000)	1,404,000	(3,867,000)

Interest expense	(2,388,000)	(2,396,000)	(4,799,000)	(4,814,000)
Interest income	3,927,000	1,733,000	7,323,000	3,260,000

Income from continuing operations before income taxes	$27,706,000	$17,441,000	$52,319,000	$31,672,000

	Quarter Ended		First Half Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Depreciation and amortization

Friction and Motion Control Products	$1,955,000	$1,880,000	$3,931,000	$3,672,000
Velocity Control Products	449,000	472,000	910,000	951,000
Sealing Products	276,000	269,000	556,000	537,000
Other	926,000	1,043,000	1,854,000	1,794,000
Corporate	796,000	630,000	1,573,000	1,291,000

Total consolidated depreciation and amortization of continuing operations	$4,402,000	$4,294,000	$8,824,000	$8,245,000

	Quarter Ended		First Half Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Additions to net property, plant and equipment

Friction and Motion Control Products	$2,588,000	$1,367,000	$5,671,000	$2,747,000
Velocity Control Products	130,000	360,000	358,000	563,000
Sealing Products	64,000	56,000	217,000	112,000
Other	673,000	722,000	1,180,000	1,001,000
Corporate	19,000	367,000	154,000	792,000

Total consolidated additions to net property, plant and equipment of continuing operations	$3,474,000	$2,872,000	$7,580,000	$5,215,000

	July 1, 2006	December 31, 2005
Total assets

Friction and Motion Control Products	$166,076,000	$153,055,000
Velocity Control Products	85,087,000	79,494,000
Sealing Products	20,626,000	21,329,000
Other	93,447,000	94,528,000
Corporate	334,044,000	322,181,000

Total consolidated assets	$699,280,000	$670,587,000

(7)	Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the second quarter of 2006. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the second quarter of 2006 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of July 1, 2006 and December 31, 2005 were $2.5 million and $3.1 million, respectively.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at July 1, 2006. After consideration of the facility’s covenants and $4.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.5 million at July 1, 2006.
The Company’s outstanding debt was as follows:

	July 1, 2006	December 31, 2005
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	34,000	66,000

Total debt	200,034,000	200,066,000
Less current maturities	34,000	66,000

Long-term debt	$200,000,000	$200,000,000

(8)	The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. One of the manufacturing sites undergoing environmental remediation is a discontinued operation sold in 2001, where the Company retained the environmental liability. The Company is working with the appropriate regulatory agencies to complete the necessary remediation or to determine the extent of the Company’s portion of the remediation necessary. As of July 1, 2006, an undiscounted accrual in the amount of $1.4 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheet.

Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the Consolidated Condensed Balance Sheet.

(9)	Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
The changes in the carrying amount of goodwill for the first half ended July 1, 2006, were as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total
Balance as of January 1, 2006	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000
Effect of foreign currency exchange rate changes	114,000	—	—	—	114,000

Balance as of April 1, 2006	$30,250,000	$43,200,000	$186,000	$43,646,000	$117,282,000
Effect of foreign currency exchange rate changes	961,000	—	—	—	961,000

Balance as of July 1, 2006	$31,211,000	$43,200,000	$186,000	$43,646,000	$118,243,000

Other intangible assets are summarized as follows:

	July 1, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$18,694,000	$6,105,000	$18,694,000	$4,940,000
Patents and developed technology	6,266,000	1,260,000	6,238,000	920,000
Distributor agreements	374,000	68,000	374,000	50,000
Backlog	—	—	351,000	351,000
Product names	320,000	48,000	320,000	32,000

	$25,654,000	$7,481,000	$25,977,000	$6,293,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted average life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	July 1, 2006	December 31, 2005
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount
Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first half ended July 1, 2006	$1,539,000
For the first half ended July 2, 2005	$1,527,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2006	$3,076,000
For the year ending December 31, 2007	$3,022,000
For the year ending December 31, 2008	$2,951,000
For the year ending December 31, 2009	$2,628,000
For the year ending December 31, 2010	$2,267,000

(10)	The components of net periodic benefit cost (income) are as follows:

	Quarter Ended		First Half Ended
Pension Benefits	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$759,000	$636,000	$1,518,000	$1,272,000
Interest cost	1,394,000	1,270,000	2,788,000	2,540,000
Expected return on plan assets	(1,168,000)	(1,083,000)	(2,336,000)	(2,166,000)
Amortization of:
Unrecognized net prior
Service cost	50,000	49,000	100,000	98,000
Unrecognized net loss	362,000	220,000	724,000	440,000

Total	$1,397,000	$1,092,000	$2,794,000	$2,184,000

	Quarter Ended		First Half Ended
Postretirement Benefits	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$92,000	$111,000	$184,000	$222,000
Interest cost	203,000	221,000	406,000	442,000
Amortization of:
Unrecognized net prior
Service cost	(442,000)	(359,000)	(884,000)	(717,000)
Unrecognized net gain	(97,000)	(176,000)	(194,000)	(352,000)

Total	$(244,000)	$(203,000)	$(488,000)	$(405,000)

Depending on the outcome of pending pension reform, the Company expects to contribute between $6.9 million and $7.6 million to its pension plans in 2006.
(11)	As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123 (R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123 (R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.

The Company’s 1999 Long Term Stock Incentive Plan provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain re-acquisitions of shares by the Company, for stock-based incentives in various forms. The Company’s 2003 Non-Employee Directors Equity Plan provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. The Company has granted both restricted stock awards and fixed stock options pursuant to its equity incentive plans.

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first half of 2006 is as follows:

	First Half Ended
	July 1, 2006
		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2006	381,427	$26.73
Granted	87,020	$34.18
Vested	(102,131)	$25.58
Canceled	(2,400)	$31.12

Outstanding at April 1, 2006	363,916	$28.81
Granted	4,500	$41.59
Canceled	(1,632)	$26.45

Outstanding at July 1, 2006	366,784	$28.98

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The unamortized value of unvested restricted stock awards, aggregating $9.0 million at July 1, 2006, is recorded in the Consolidated Condensed Balance Sheet as a deduction from shareholders’ equity, and is expected to be amortized over a weighted-average period of 3.9 years. Amortization related to restricted stock awards equaled $0.8 million and $1.6 million during the second quarter and first half of 2006, and equaled $0.7 million and $1.3 million during the second quarter and first half of 2005. Restricted stock awards vest on January 5th of each year.

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of SFAS No. 123 (R), the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $0.2 million and $0.3 million during the second quarter and first half of 2006, and would have increased $0.5 million and $1.0 million during the second quarter and first half of 2005.

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

A summary of fixed stock option information pursuant to the Company’s equity incentive plans for the first half of 2006 is as follows:

	First Half Ended
	July 1, 2006
	Option	Wtd. Avg.
	Shares	Ex. Price
Outstanding at January 1, 2006	102,000	$25.04
Exercised	(32,000)	$25.06

Outstanding at April 1, 2006	70,000	$25.03
Granted	14,000	$41.59
Exercised	(8,750)	$22.99

Outstanding at July 1, 2006	75,250	$28.35

Exercisable at July 1, 2006	20,000	$24.91

The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options equaled $0.1 million and $0.2 million during the second quarter and first half of 2006, and equaled $0.0 million during both the second quarter and first half of 2005. The total intrinsic value of options exercised equaled $0.1 million and $0.5 million during the second quarter and first half of 2006.

Options outstanding at July 1, 2006, are as follows:

					Wtd.
				Wtd.	Avg.
				Avg.	Remaining
	Option	Lowest	Highest	Exercise	Contractual
	Shares	Price	Price	Price	Life (years)
Exercise price per share:
Under $25.00:
Exercisable	7,700	$22.60	$22.60	$22.60	5.14
Non-exercisable	19,050	$21.10	$24.25	$23.80	4.44

	26,750	$21.10	$24.25	$23.46	4.64

Over $25.00:
Exercisable	12,300	$26.01	$27.35	$26.35	6.22
Non-exercisable	36,200	$26.01	$41.59	$32.65	8.87

	48,500	$26.01	$41.59	$31.05	8.19

Total options	75,250	$21.10	$41.59	$28.35	6.93

The aggregate intrinsic value of options outstanding as of July 1, 2006 is $0.7 million.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Had compensation cost for stock-based awards been recognized based on the fair value method prescribed under SFAS No. 123 (R), the effect on net income and earnings per share from continuing operations during the second quarter and first half of 2005 would not have been significant.

(12)	During 2005, the Company classified certain land and building assets that are in the process of being sold, due to the consolidation of the Company’s liquid filtration products business, as assets held for sale as required under Statement of Financial Accounting Standards No. 144. These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes, are immaterial at July 1, 2006. The Company expects to sell these assets before December 31, 2006.

(13)	In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the second quarter 2006, the Company continued to benefit from strong demand from many of our key markets including defense, industrial, machinery, and heavy equipment markets. During the remainder of 2006, the Company expects to continue to benefit from a strong manufacturing economy, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
During the second quarter of 2006, the Company’s gross profit and operating margins were positively affected by increased sales, as many of our operating units have high contribution margins, and therefore, are very volume sensitive. Also, higher material costs and ramp up costs associated with new programs that negatively impacted second quarter 2005 gross profit and operating margins, were successfully addressed by increasing selling prices and by adding manufacturing capacity during the second half of last year.
Order entry was strong during the second quarter of 2006. Orders booked equaled a record $119.6 million, and resulted in a record quarter-end backlog of $161.5 million.
The Company currently enjoys a leadership position in the supply of specialty bearings to the rapidly growing wind energy market, and we recently made the decision to invest approximately $30 million during the next 18 months in order to more than double our capacity to serve this market.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At July 1, 2006, the Company’s current ratio was 10.7 to 1 and working capital totaled $423.8 million. The Company’s current cash balance of $343.3 million at July 1, 2006, along with our $300.0 million revolving credit facility, provide financial strength to support the Company’s objectives, including strategic acquisitions.
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
Results of Operations
Second Quarter Results
Sales of continuing operations during the second quarter of 2006 were $102.7 million as compared to $94.5 million in 2005, an increase of 8.7 percent. Increased sales across most of the Company’s product lines, including specialty bearings, sealing products, air and liquid filtration products, and specialty metal alloys were only partially offset by decreases totaling $3.0 million primarily related to metal forming equipment, and to a lesser extent linear deceleration products and specialty ball products.
Specifically, sales of our largest segment, the Friction and Motion Control Products segment, increased $9.7 million or 19.1 percent, to $60.6 million, when compared with second quarter 2005. This segment was positively affected by increased demand for specialty bearings utilized in military, machinery, medical and heavy equipment markets, including the wind energy market.
Second quarter 2006 sales of the Velocity Control Products segment of $14.3 million were essentially unchanged from the $14.4 million achieved last year.
Second quarter 2006 sales of the Sealing Products segment increased slightly to $10.8 million, compared with $10.4 million one year ago.
Sales of the Company’s remaining businesses equaled $16.9 million during the second quarter of 2006, a decrease from second quarter 2005 of $1.7 million, as a $2.7 million decrease in sales of metal forming equipment was only partially offset by increased sales of air and liquid filtration products, metal alloys and machine tool components. As we disclosed a year ago, second quarter 2005 sales of metal forming equipment were positively affected by customer-initiated delays of shipments from the first quarter into the second quarter of that year.
Gross profit from continuing operations for the second quarter of 2006 equaled $43.6 million or 42.5 percent of sales as compared to $36.1 million or 38.2 percent of sales for the second quarter of 2005. Gross profit was positively affected by the higher sales, as many of our operating units enjoy high contribution margins, and therefore, are very sales-volume sensitive. Second quarter 2005 gross profit was adversely affected by several items, including higher material costs, and by ramp up costs of new programs in the specialty bearings business for military and wind energy applications. We successfully addressed these items by increasing selling prices, and by adding manufacturing capacity during the second half of last year.

Selling, general, and administrative expenses of continuing operations equaled $17.4 million or 17.0 percent of sales during the second quarter of 2006 as compared to $18.0 million or 19.1 percent of sales during the second quarter of 2005. This year’s SG&A expenses were lower due to foreign currency translation gains on several foreign currency denominated accounts due to the weakening of the U.S. dollar against certain currencies during the period. Last year we experienced foreign currency translation losses. The Company has reduced its exposure to this issue, but significant changes in the value of the U.S. dollar versus other currencies still affect our SG&A expenses. The majority of SG&A expenses are fixed, and therefore, the measurement of these expenses as a percentage of sales has improved as a result of higher sales volumes.
Depreciation and amortization of continuing operations during the second quarter of 2006 equaled $4.4 million, compared to $4.3 million during the second quarter of 2005.
Operating income from continuing operations during the second quarter of 2006 was $26.2 million or 25.5 percent of sales compared to $18.1 million or 19.2 percent of sales in 2005, an increase of 44.5 percent.
On a reporting segment basis, operating income of our Friction and Motion Control Products segment increased $5.1 million or 40.3 percent, to $17.8 million. This segment was positively affected by increased sales, as the operations in this segment are very volume sensitive. The growth of second quarter operating income was also favorably impacted by improved operating efficiencies related to military and industrial programs.
Due primarily to biennial advertising expenses and one-time employee-related costs, operating income of our Velocity Control Products segment decreased $0.4 million in the second quarter of 2006, to $3.3 million.
Despite slightly higher sales, operating income of the Sealing Products segment remained unchanged from last year, at $1.7 million, primarily as a result of a $0.3 million State tax refund received last year that did not repeat in 2006, and $0.1 million of higher energy costs. Because of the process used to manufacture sealing products, this is the segment that is most susceptible to higher energy costs.
Operating income for the Company’s remaining businesses declined to $1.5 million in the second quarter of 2006 compared to $1.9 million during the second quarter 2005, primarily due to the aforementioned lower sales of metal forming equipment, and to certain duplicative costs experienced by our liquid filtration business during the recently completed consolidation of its operations to one location. These duplicative costs will be eliminated by the end of the third quarter.
Interest expense during both the second quarter of 2006 and 2005 was $2.4 million. As a result of higher interest rates and higher cash and cash equivalent balances, interest income during the second quarter of 2006 was $3.9 million, as compared to $1.7 million during the second quarter of 2005.

The Company’s effective income tax rate in the second quarter of 2006 was 36.1 percent as compared to a 35.4 percent tax rate during the second quarter of 2005.
Our income from continuing operations for the second quarter of 2006 was $17.7 million or $0.55 per share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 48.6 percent when compared with second quarter 2005 income from continuing operations of $11.3 million or $0.37 per share on a diluted basis, based on 34.7 million common shares outstanding.
Income from discontinued operations for the second quarter of 2005 equaled $1.1 million, or $0.03 per share on a diluted basis.
Our net income for the second quarter of 2006 was $17.7 million, compared with second quarter 2005 net income of $12.4 million.
First Half Results
Sales of continuing operations during the first half of 2006 were $204.2 million, an increase of 14.0 percent over last year’s first half sales of $179.0 million. As a result of the higher sales volume, gross profit for the first half of 2006 increased to $85.1 million or 41.7 percent of sales as compared to $69.5 million or 38.8 percent of sales during the first half of 2005. Gross profit for the first half of 2005 was impacted by the higher material costs, including both higher prices for raw materials and additional costs for production processes being outsourced during the start-up phases of new product programs. Operating income for the first half of 2006 was $49.8 million or 24.4 percent of sales. Operating income from continuing operations for the first half of 2005 was $33.2 million, or 18.6 percent of sales.
Income from continuing operations for the first half of 2006 was $34.3 million or $1.07 per common share on a diluted basis. First half 2005 income from continuing operations and diluted earnings per common share were $20.5 million and $0.68.
Income from discontinued operations for the first half of 2005 equaled $1.8 million, or $0.05 per share on a diluted basis.
Our net income for the first half of 2006 was $34.3 million, compared with first half 2005 net income of $22.3 million.
Liquidity and Capital Resources
At July 1, 2006, the Company’s current ratio was 10.7 to 1 and working capital totaled $423.8 million, including $343.3 million of cash and cash equivalents. At December 31, 2005, the current ratio was 9.8 to 1 and working capital totaled $393.4 million, including cash and cash equivalents of $320.8 million. Total debt outstanding at the end of the second quarter 2006 was $200.0 million, down slightly from the year-end 2005 balance of $200.1 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.
Primarily as a result of higher net income, net cash flow from operating activities during the first half of 2006 was $37.9 million, compared to first half 2005 net cash flow from operating activities of $18.2 million. During the first half of 2006, the Company paid common stock dividends of $6.8 million, invested $7.6 million in net capital expenditures, and repurchased 96,355 shares of Company common stock for $3.4 million.
The Company currently enjoys a leadership position in the supply of specialty bearings to the rapidly growing wind energy market, and we recently made the decision to invest approximately $30 million during the next 18 months in order to more than double our capacity to serve this market.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter, provided certain contingencies are met, including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time during the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the third quarter of 2006, because during the second quarter ended July 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first half of 2006 equaled $215.5 million, resulting in a backlog of $161.5 million at July 1, 2006 compared to a backlog of continuing operations of $125.6 million at the end of the first half of 2005. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the

Company. We have identified certain accounting policies and estimates, described below, which are the most critical to the portrayal of our current financial condition and results of operations.
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
4% Contingent Convertible Senior Subordinated Notes— We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time.
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
Based on the formula above, holders will be able to convert their Notes during the third quarter of 2006, because during the second quarter ended July 1, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter.

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
To better understand this accounting policy and its historic impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 10) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 7) in the 2005 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.
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

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it does not guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 45 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2006) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Except for the implementation of new enterprise resource planning (ERP) software at one location, no changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The aforementioned ERP software is not new to the Company, it has been implemented at several locations as part of the Company’s ongoing program to update systems at all of its locations. The Company believes that the new ERP software will improve its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2006:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number	Price	as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
April 2 to April 29	—	—	—	4,913,145
April 30 to May 27	—	—	—	4,913,145
May 28 to July 1	30,000	$35.90	30,000	4,883,145

Total	30,000	$35.90	30,000

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 12, 2006, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006. The results were as follows:
Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
David A. Brandon	25,370,371	390,642
Brian P. Campbell	25,022,521	738,492
James O’Leary	25,477,909	283,104
Thomas C. Sullivan	25,459,200	301,813
Timothy J. O’Donovan	25,456,820	304,193
The shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006 with the following vote: 25,699,238 votes for, 37,818 votes against, and 23,957 votes abstained.

ITEM 6.EXHIBITS

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

KAYDON CORPORATION

August 7, 2006	/s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive
Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

August 7, 2006	/s/ Kenneth W. Crawford

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