Form 10-Q
period 2006-09-30
KAYDON CORP
filed 2006-11-07
CIK 740694

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For Quarter Ended September 30, 2006
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
Yes ☐ No ☑
     Common Stock Outstanding at November 2, 2006 – 28,184,068 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Cash and cash equivalents	$349,525,000	$320,804,000
Accounts receivable, net	58,806,000	50,869,000
Inventories, net	55,310,000	51,783,000
Other current assets	12,492,000	14,671,000

Total current assets	476,133,000	438,127,000

Property, plant and equipment, net	86,939,000	79,603,000
Goodwill, net	118,608,000	117,168,000
Other intangible assets, net	22,008,000	24,288,000
Other assets	7,055,000	11,401,000

Total assets	$710,743,000	$670,587,000

Liabilities and Shareholders’ Equity:
Accounts payable	$16,377,000	$18,192,000
Salaries and wages	8,697,000	8,963,000
Taxes payable	1,260,000	4,507,000
Interest payable	2,867,000	844,000
Other accrued expenses	13,372,000	12,238,000

Total current liabilities	42,573,000	44,744,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	63,042,000	66,167,000

Total long-term liabilities	263,042,000	266,167,000

Shareholders’ equity:
Common stock	3,693,000	3,693,000
Paid-in capital	43,017,000	47,702,000
Retained earnings	552,514,000	510,818,000
Less – treasury stock, at cost	(188,676,000)	(186,599,000)
Less – restricted stock awards	—	(7,584,000)
Accumulated other comprehensive loss	(5,420,000)	(8,354,000)

	405,128,000	359,676,000

Total liabilities and shareholders’ equity	$710,743,000	$670,587,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		First Three Quarters Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$99,676,000	$85,870,000	$303,845,000	$264,905,000
Cost of sales	58,795,000	53,532,000	177,824,000	163,051,000

Gross profit	40,881,000	32,338,000	126,021,000	101,854,000
Selling, general and administrative expenses	16,011,000	14,921,000	51,356,000	51,211,000

Operating income	24,870,000	17,417,000	74,665,000	50,643,000
Interest income	4,363,000	2,442,000	11,686,000	5,702,000
Interest expense	(2,390,000)	(2,389,000)	(7,189,000)	(7,203,000)

Income from continuing operations before income taxes	26,843,000	17,470,000	79,162,000	49,142,000
Provision for income taxes	9,285,000	5,825,000	27,311,000	17,020,000

Income from continuing operations	17,558,000	11,645,000	51,851,000	32,122,000

Income from discontinued operations before income taxes (including in 2005 gain on disposal of $41.0 million)	—	41,206,000	—	43,943,000
Provision for income taxes	—	15,667,000	—	16,584,000

Income from discontinued operations	—	25,539,000	—	27,359,000

Net income	$17,558,000	$37,184,000	$51,851,000	$59,481,000

Weighted average common shares:
Basic	27,819,000	27,763,000	27,833,000	27,809,000
Diluted	34,758,000	34,663,000	34,770,000	34,726,000
Earnings per share – continuing operations:
Basic	$0.63	$0.42	$1.86	$1.16
Diluted	$0.55	$0.38	$1.62	$1.06
Earnings per share – discontinued operations:
Basic	—	$0.92	—	$0.98
Diluted	—	$0.74	—	$0.79
Earnings per share:
Basic	$0.63	$1.34	$1.86	$2.14
Diluted	$0.55	$1.12	$1.62	$1.84

Dividends declared per share	$0.12	$0.12	$0.36	$0.36
See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities	$55,351,000	$31,120,000

Cash flows from (used in) investing activities:
Additions to property, plant and equipment, net	(15,425,000)	(6,843,000)
Proceeds from sale of discontinued operations	—	72,400,000
Acquisition of business, net of cash acquired	—	(42,668,000)

Cash from (used in) investing activities	(15,425,000)	22,889,000

Cash flows used in financing activities:
Cash dividends paid	(10,148,000)	(10,149,000)
Purchase of treasury stock	(3,404,000)	(6,102,000)
Proceeds from exercise of stock options	1,003,000	1,000,000
Excess tax benefits from stock-based compensation	585,000	—
Payments on debt	(49,000)	(46,000)

Cash used in financing activities	(12,013,000)	(15,297,000)

Effect of exchange rate changes on cash and cash equivalents	808,000	544,000

Discontinued Operations:
Operating cash flows	—	4,411,000
Investing cash flows	—	(274,000)
Effect of exchange rate changes on cash and cash equivalents	—	(308,000)

Net cash flows from discontinued operations	—	3,829,000

Net increase in cash and cash equivalents	28,721,000	43,085,000

Cash and cash equivalents – Beginning of period	320,804,000	278,586,000

Cash and cash equivalents – End of period	$349,525,000	$321,671,000

Cash expended for income taxes	$23,647,000	$15,987,000

Cash expended for interest	$4,000,000	$4,000,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)	The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2005 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
(2)	The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2006, the Company had $109.6 million invested in U.S. Government treasury bills, $106.3 million invested in various money market and other short-term funds, $98.3 million invested in investment grade prime commercial paper of several United States issuers, and $32.0 million invested in time-deposits and other interest bearing accounts.
(3)	Inventories are summarized as follows:

	September 30, 2006	December 31, 2005
Raw Material	$21,518,000	$19,094,000
Work in Process	13,431,000	12,593,000
Finished Goods	20,361,000	20,096,000

	$55,310,000	$51,783,000

(4)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $0.5 million and $(1.8) million, resulting in comprehensive income of $18.1 million and $35.4 million for the quarters ended September 30, 2006 and October 1, 2005. On a first three quarters basis, other comprehensive income (loss), net of tax, was approximately $2.9 million and $(5.2) million, resulting in comprehensive income of $54.8 million and $54.3 million for the first three quarters ended September 30, 2006 and October 1, 2005.

(5)	The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for the periods presented.

	Quarter Ended
	September 30, 2006	October 1, 2005
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$17,558,000	$11,645,000

Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,521,000	1,551,000

Numerators for diluted earnings per share from continuing operations	$19,079,000	$13,196,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,819,000	27,763,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	80,000	41,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,758,000	34,663,000

Earnings per share from continuing operations:
Basic	$0.63	$0.42

Diluted	$0.55	$0.38

	First Three Quarters Ended
	September 30, 2006	October 1, 2005
Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$51,851,000	$32,122,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	4,510,000	4,565,000

Numerators for diluted earnings per share from continuing operations	$56,361,000	$36,687,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted average common shares outstanding	27,833,000	27,809,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	78,000	58,000

Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,770,000	34,726,000

Earnings per share from continuing operations:
Basic	$1.86	$1.16

Diluted	$1.62	$1.06

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the fourth quarter of 2006, because during the third quarter ended September 30, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter. The Notes are discussed further in Note 7.

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

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales
Friction and Motion Control Products
External customers	$57,456,000	$48,284,000	$175,133,000	$143,641,000
Intersegment – continuing operations	83,000	24,000	146,000	86,000
Intersegment – discontinued operations	—	4,000	—	302,000

	57,539,000	48,312,000	175,279,000	144,029,000

Velocity Control Products
External customers	14,623,000	13,655,000	43,419,000	42,827,000
Intersegment – continuing operations	—	—	—	(1,000)

	14,623,000	13,655,000	43,419,000	42,826,000

Sealing Products
External customers	10,339,000	9,402,000	31,982,000	28,563,000
Intersegment – continuing operations	(30,000)	(8,000)	(71,000)	(55,000)

	10,309,000	9,394,000	31,911,000	28,508,000

Other
External customers	17,258,000	14,525,000	53,311,000	49,572,000
Intersegment – continuing operations	(53,000)	(16,000)	(75,000)	(30,000)

	17,205,000	14,509,000	53,236,000	49,542,000

Total consolidated net sales	$99,676,000	$85,870,000	$303,845,000	$264,905,000

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Operating income
Friction and Motion Control Products	$16,882,000	$11,598,000	$50,586,000	$34,882,000
Velocity Control Products	3,477,000	3,197,000	10,460,000	10,372,000
Sealing Products	1,653,000	909,000	4,388,000	3,824,000
Other	799,000	367,000	4,257,000	3,302,000

Total segment operating income	22,811,000	16,071,000	69,691,000	52,380,000

State income tax provision included in segment operating income	745,000	466,000	2,256,000	1,250,000

Items not allocated to segment operating income	1,314,000	880,000	2,718,000	(2,987,000)

Interest expense	(2,390,000)	(2,389,000)	(7,189,000)	(7,203,000)
Interest income	4,363,000	2,442,000	11,686,000	5,702,000

Income from continuing operations before income taxes	$26,843,000	$17,470,000	$79,162,000	$49,142,000

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Depreciation and amortization

Friction and Motion Control Products	$1,859,000	$1,742,000	$5,790,000	$5,414,000
Velocity Control Products	453,000	466,000	1,363,000	1,417,000
Sealing Products	235,000	253,000	791,000	790,000
Other	924,000	923,000	2,778,000	2,717,000
Corporate	746,000	666,000	2,319,000	1,957,000

Total consolidated depreciation and amortization of continuing operations	$4,217,000	$4,050,000	$13,041,000	$12,295,000

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Additions to net property, plant and equipment

Friction and Motion Control Products	$6,607,000	$797,000	$12,278,000	$3,544,000
Velocity Control Products	166,000	137,000	524,000	700,000
Sealing Products	314,000	433,000	531,000	545,000
Other	654,000	551,000	1,834,000	1,552,000
Corporate	104,000	(290,000)	258,000	502,000

Total consolidated additions to net property, plant and equipment of continuing operations	$7,845,000	$1,628,000	$15,425,000	$6,843,000

	September 30, 2006	December 31, 2005
Total assets

Friction and Motion Control Products	$175,030,000	$153,055,000
Velocity Control Products	85,929,000	79,494,000
Sealing Products	20,941,000	21,329,000
Other	94,011,000	94,528,000
Corporate	334,832,000	322,181,000

Total consolidated assets	$710,743,000	$670,587,000

(7)	Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the third quarter of 2006. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the third quarter of 2006 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of September 30, 2006 and December 31, 2005 were $2.2 million and $3.1 million, respectively.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 30, 2006. After consideration of the facility’s covenants and $4.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.5 million at September 30, 2006.
The Company’s outstanding debt was as follows:

	September 30, 2006	December 31, 2005
4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Other	17,000	66,000

Total debt	200,017,000	200,066,000
Less current maturities	17,000	66,000

Long-term debt	$200,000,000	$200,000,000

(8)	The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of September 30, 2006, an undiscounted accrual in the amount of $1.1 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheet.

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

During the third quarter of 2006, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2006, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
The changes in the carrying amount of goodwill for the first three quarters ended September 30, 2006, were as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total
Balance as of January 1, 2006	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000
Effect of foreign currency exchange rate changes	114,000	—	—	—	114,000

Balance as of April 1, 2006	$30,250,000	$43,200,000	$186,000	$43,646,000	$117,282,000
Effect of foreign currency exchange rate changes	961,000	—	—	—	961,000

Balance as of July 1, 2006	$31,211,000	$43,200,000	$186,000	$43,646,000	$118,243,000
Effect of foreign currency exchange rate changes	365,000	—	—	—	365,000

Balance as of September 30, 2006	$31,576,000	$43,200,000	$186,000	$43,646,000	$118,608,000

Other intangible assets are summarized as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization
Customer relationships and lists	$18,694,000	$6,687,000	$18,694,000	$4,940,000
Patents and developed technology	6,266,000	1,430,000	6,238,000	920,000
Distributor agreements	374,000	77,000	374,000	50,000
Backlog	—	—	351,000	351,000
Product names	320,000	56,000	320,000	32,000

	$25,654,000	$8,250,000	$25,977,000	$6,293,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted average life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	September 30, 2006	December 31, 2005
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended September 30, 2006	$2,308,000
For the first three quarters ended October 1, 2005	$2,305,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2006	$3,076,000
For the year ending December 31, 2007	$3,022,000
For the year ending December 31, 2008	$2,951,000
For the year ending December 31, 2009	$2,628,000
For the year ending December 31, 2010	$2,267,000

(10)	The components of net periodic benefit cost (income) are as follows:

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Pension Benefits
Service cost	$760,000	$636,000	$2,278,000	$1,908,000
Interest cost	1,392,000	1,270,000	4,180,000	3,810,000
Expected return on plan assets	(1,168,000)	(1,083,000)	(3,504,000)	(3,249,000)
Amortization of:
Unrecognized net prior
Service cost	50,000	49,000	150,000	147,000
Unrecognized net loss	363,000	220,000	1,087,000	660,000

Total	$1,397,000	$1,092,000	$4,191,000	$3,276,000

	Quarter Ended		First Three Quarters Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Postretirement Benefits
Service cost	$92,000	$111,000	$276,000	$333,000
Interest cost	203,000	221,000	609,000	663,000
Amortization of:
Unrecognized net prior
Service cost	(443,000)	(359,000)	(1,327,000)	(1,076,000)
Unrecognized net gain	(96,000)	(176,000)	(290,000)	(528,000)

Total	$(244,000)	$(203,000)	$(732,000)	$(608,000)

     The Company expects to contribute $6.9 million to its pension plans in 2006.
(11)	As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123 (R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123 (R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.

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

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first three quarters of 2006 is as follows:

	First Three Quarters Ended
	September 30, 2006
		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2006	381,427	$26.73
Granted	87,020	$34.18
Vested	(102,131)	$25.58
Canceled	(2,400)	$31.12

Outstanding at April 1, 2006	363,916	$28.81
Granted	4,500	$41.59
Canceled	(1,632)	$26.45

Outstanding at July 1 and September 30, 2006	366,784	$28.98

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The value of unrecognized compensation cost related to unvested restricted stock awards aggregated $8.3 million at September 30, 2006, and is expected to be amortized over a weighted-average period of 3.2 years. At December 31, 2005, $7.6 million of unrecognized compensation cost was recorded as a deduction from shareholders’ equity. This amount was reclassified to paid-in capital in accordance with SFAS No. 123 (R). Amortization related to restricted stock awards equaled $0.8 million and $2.4 million during the third quarter and first three quarters of 2006, and equaled $0.7 million and $2.0 million during the third quarter and first three quarters of 2005. Restricted stock awards vest on January 5th of each year. The total grant-date fair value of restricted stock that vested on January 5, 2006 was $2.6 million.

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of SFAS No. 123 (R), the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $0.2 million and $0.5 million during the third quarter and first three quarters of 2006, and would have increased $0.5 million and $1.6 million during the third quarter and first three quarters of 2005.

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

A summary of fixed stock option information pursuant to the Company’s equity incentive plans for the first three quarters of 2006 is as follows:

	First Three Quarters Ended
	September 30, 2006
	Option	Wtd. Avg.
	Shares	Ex. Price
Outstanding at January 1, 2006	102,000	$25.04
Exercised	(32,000)	$25.06

Outstanding at April 1, 2006	70,000	$25.03
Granted	14,000	$41.59
Exercised	(8,750)	$22.99

Outstanding at July 1 and September 30, 2006	75,250	$28.35

Exercisable at September 30, 2006	22,250	$24.83

The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options equaled less than $0.1 million during the third quarter, and equaled $0.2 million during the first three quarters of 2006. The total intrinsic value of options exercised during the first three quarters of 2006 equaled $0.5 million.

Options outstanding at September 30, 2006, are as follows:

					Wtd.
				Wtd.	Avg.
				Avg.	Remaining
	Option	Lowest	Highest	Exercise	Contractual
	Shares	Price	Price	Price	Life (years)
Exercise price per share:
Under $25.00:
Exercisable	8,950	$21.10	$22.60	$22.39	4.54
Non-exercisable	17,800	$22.60	$24.25	$23.99	4.42

	26,750	$21.10	$24.25	$23.46	4.46

Over $25.00:
Exercisable	13,300	$26.01	$27.95	$26.47	6.28
Non-exercisable	35,200	$26.01	$41.59	$32.78	8.61

	48,500	$26.01	$41.59	$31.05	7.97

Total options	75,250	$21.10	$41.59	$28.35	6.72

The aggregate intrinsic value of options outstanding as of September 30, 2006 is $0.7 million.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Had compensation cost for stock-based awards been recognized based on the fair value method prescribed under SFAS No. 123 (R), the effect on net income and earnings per share from continuing operations during the third quarter and first three quarters of 2005 would not have been significant.

(12)	During 2005, the Company classified certain land and building assets that are in the process of being sold, due to the consolidation of the Company’s liquid filtration products business, as assets held for sale as required under Statement of Financial Accounting Standards (“SFAS”) No. 144. These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes, are immaterial at September 30, 2006. The Company expects to sell these assets before December 31, 2006. During the third quarter of 2006, the Company classified certain other land and building assets that are in the process of being sold as assets held for sale as required under SFAS No. 144. These assets, reported as part of the Company’s Sealing Products segment, are immaterial at September 30, 2006. The Company expects to sell these assets during 2007.

(13)	In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an entity to recognize on the balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status effective for fiscal years ending after December 15, 2006. The offsetting debit or credit will be made to the Accumulated Other Comprehensive Income/Loss component of Shareholders’ Equity. In addition, entities are required to recognize subsequent changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 also will require entities to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company has not completed its analysis of the potential impact of SFAS No. 158 on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the third quarter 2006, the Company continued to benefit from strong demand from many of our key markets including industrial, machinery, and heavy equipment markets. The Company expects to continue to benefit from this strong demand during the fourth quarter, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
During the third quarter of 2006, the Company’s gross profit and operating margins were positively affected by increased sales, as many of our operating units have high contribution margins, and therefore, are very volume sensitive. Also, higher material costs and ramp up costs associated with new programs that negatively impacted third quarter 2005 gross profit and operating margins, were successfully addressed by increasing selling prices and by adding manufacturing capacity during the second half of last year.
Order entry was strong during the third quarter of 2006, even though orders are historically lower during the third quarter of each year due to seasonal business patterns. Orders booked equaled $93.2 million, and resulted in a quarter-end backlog of $155.0 million.
As previously reported, the Company recently made the decision to invest approximately $30.0 million in our specialty bearings business to more than double our capacity to serve the rapidly growing wind energy market. During the third quarter we invested $5.5 million in capital expenditures related to this project. The Company also plans to invest a total of approximately $7.5 million, beginning in this year’s fourth quarter and extending into 2009, to increase capacity to serve the demanding medical and security equipment markets with performance-critical specialty bearing assemblies.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At September 30, 2006, the Company’s current ratio was 11.2 to 1 and working capital totaled $433.6 million. The Company’s cash balance of $349.5 million at September 30, 2006, along with our $300.0 million revolving credit facility, provide financial strength to support the Company’s objectives, including strategic acquisitions.
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
Results of Operations
Third Quarter Results
Sales of continuing operations during the third quarter of 2006 were $99.7 million as compared to $85.9 million in 2005, an increase of 16.1 percent. Increased sales were achieved across most of the Company’s product lines, including specialty bearings, linear deceleration products, sealing products, air and liquid filtration products, specialty ball products, and metal forming equipment.
Specifically, sales of our largest segment, the Friction and Motion Control Products segment, increased $9.2 million or 19.1 percent, to $57.5 million, when compared with third quarter 2005. This segment was positively affected by increased demand for specialty bearings utilized in machinery, medical and heavy equipment markets, including the wind energy market.
Third quarter 2006 sales of the Velocity Control Products segment of $14.6 million grew 7.1 percent from the $13.7 million achieved in the prior third quarter. Sales were especially strong in Germany, as that country has experienced an improvement in its economy.
Third quarter 2006 sales of the Sealing Products segment grew 9.7 percent to $10.3 million, compared with $9.4 million one year ago, as demand was strong from both industrial and aerospace markets.
Primarily as a result of increased demand for our air and liquid filtration products, sales of the Company’s remaining businesses equaled $17.2 million during the third quarter of 2006, an increase of 18.6 percent or $2.7 million from the third quarter of 2005.
Gross profit from continuing operations for the third quarter of 2006 equaled $40.9 million or 41.0 percent of sales as compared to $32.3 million or 37.7 percent of sales for the third quarter of 2005. Gross profit was positively affected by the higher sales volume and favorable product mix, and from the success of certain operating efficiency initiatives we implemented during the second half of last year.
Selling, general, and administrative expenses of continuing operations equaled $16.0 million or 16.1 percent of sales during the third quarter of 2006 as compared to $14.9 million or 17.4 percent of sales during the third quarter of 2005. This year’s SG&A expenses were reduced by an aggregate of $0.8 million related to an insurance refund and a reduction in the Company’s environmental reserves. The majority of SG&A expenses are fixed, and therefore, the measurement of these expenses as a percentage of sales has improved as a result of higher sales volumes.
Depreciation and amortization of continuing operations during the third quarter of 2006 equaled $4.2 million, compared to $4.1 million during the third quarter of 2005.
Operating income from continuing operations during the third quarter of 2006 was $24.9 million, or 25.0 percent of sales, compared to $17.4 million, or 20.3 percent of sales, in 2005, an increase of 42.8 percent.
On a reporting segment basis, operating income of our Friction and Motion Control Products segment increased $5.3 million or 45.6 percent, to $16.9 million. This segment was positively affected by increased sales, as the operations in this segment are very volume sensitive. The growth of third quarter operating income was also favorably impacted by improved operating efficiencies related to military and industrial programs, and an insurance refund of $0.5 million.
Operating income of the Velocity Control Products segment increased $0.3 million or 8.7 percent over the prior year to $3.5 million due primarily to the 7.1 percent sales growth in this segment.
Our Sealing Products segment operating income of $1.7 million increased $0.7 million or 81.9 percent over third quarter 2005, as this segment benefited from the favorable sales mix to more profitable industrial seals and industrial seals repairs.
Operating income for the Company’s remaining businesses increased to $0.8 million in the third quarter of 2006 compared to $0.4 million during the third quarter 2005.
Interest expense during both the third quarter of 2006 and 2005 was $2.4 million. As a result of higher interest rates and higher cash and cash equivalent balances, interest income during the third quarter of 2006 was $4.4 million, as compared to $2.4 million during the third quarter of 2005.
Primarily as the result of a $0.5 million tax benefit related to the Company’s disposition for book value of an idle facility during the quarter, the effective tax rate for the third quarter of 2006 for continuing operations was 34.6 percent. The effective tax rate during the third quarter last year was 33.3 percent, primarily due to the higher U.S. federal tax benefit of the Extraterritorial Income Exclusion, which has been partially phased out this year.

Our income from continuing operations for the third quarter of 2006 was $17.6 million or $0.55 per share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 44.7 percent when compared with third quarter 2005 income from continuing operations of $11.6 million or $0.38 per share on a diluted basis, based on 34.7 million common shares outstanding.
Income from discontinued operations for the third quarter of 2005 equaled $25.5 million, of which $25.4 million resulted from the gain on the sale of the Power and Data Transmission Products Group. Diluted earnings per common share from discontinued operations for the third quarter 2005, based on 34.7 million common shares outstanding, were $0.74, of which $0.73 resulted from the gain on the sale.
Our net income for the third quarter of 2006 was $17.6 million, compared with third quarter 2005 net income of $37.2 million.
First Three Quarters Results
Sales of continuing operations during the first three quarters of 2006 were $303.8 million, an increase of 14.7 percent over last year’s first three quarters sales of $264.9 million. As a result of the higher sales volume, gross profit for the first three quarters of 2006 increased to $126.0 million or 41.5 percent of sales as compared to $101.9 million or 38.4 percent of sales during the first three quarters of 2005. Gross profit for the first three quarters of 2005 was impacted by higher material costs, including both higher prices for raw materials and additional costs for production processes being outsourced during the start-up phases of new product programs. Operating income for the first three quarters of 2006 was $74.7 million or 24.6 percent of sales. Operating income from continuing operations for the first three quarters of 2005 was $50.6 million, or 19.1 percent of sales.
Income from continuing operations for the first three quarters of 2006 was $51.9 million or $1.62 per common share on a diluted basis. Income from continuing operations and diluted earnings per common share for the first three quarters of 2005 were $32.1 million and $1.06.
Income from discontinued operations for the first three quarters of 2005 equaled $27.4 million, or $0.79 per share on a diluted basis.
Our net income for the first three quarters of 2006 was $51.9 million, compared with net income for the first three quarters of 2005 of $59.5 million.
Liquidity and Capital Resources
At September 30, 2006, the Company’s current ratio was 11.2 to 1 and working capital totaled $433.6 million, including $349.5 million of cash and cash equivalents. At December 31, 2005, the current ratio was 9.8 to 1 and working capital totaled $393.4 million, including cash and cash equivalents of $320.8 million. Total debt outstanding at the end of the third quarter 2006 was $200.0 million, down slightly from the year-end 2005 balance of $200.1 million. Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company.

Primarily as a result of higher net income, net cash flow from operating activities during the first three quarters of 2006 was $55.4 million, compared to net cash flow from operating activities of $31.1 million for the first three quarters of 2005. During the first three quarters of 2006, the Company paid common stock dividends of $10.1 million, invested $15.4 million in net capital expenditures, and repurchased 96,355 shares of Company common stock for $3.4 million. During the third quarter 2006, the Company invested $5.5 million in its major expansion program to increase capacity to serve the rapidly growing wind energy market. As was previously disclosed, the Company intends to maintain its leadership position in the supply of specialty bearings utilized in this important end-market by investing a total of approximately $30.0 million in this project. Following the investment during the third quarter, the Company will invest a total of approximately $24.5 million more by the end of 2007.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter, provided certain contingencies are met, including that the closing sale price of our common stock is more than $34.99 for 20 out of 30 trading days for specified periods of time during the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the fourth quarter of 2006, because during the third quarter ended September 30, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first three quarters of 2006 equaled $308.6 million, resulting in a backlog of $155.0 million at September 30, 2006 compared to a backlog of continuing operations of $127.2 million at the end of the third quarter of 2005. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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

We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. We utilize an 11 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
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
4% Contingent Convertible Senior Subordinated Notes- We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that the closing sale price of our common stock is more than $34.99 for 20 out of 30 trading days for specified periods of time.
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
Based on the formula above, holders will be able to convert their Notes during the fourth quarter of 2006, because during the third quarter ended September 30, 2006 the closing sale price of Company common stock was more than $34.99 for at least 20 trading days in the period of 30 consecutive trading days ended on the last trading day of the quarter.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 47 basis point decrease in interest rates (10 percent of the Company’s weighted average investment interest rate for 2006) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Japan. Therefore, changes in the value of currencies of these countries affect our financial position and cash flows when translated into U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the third quarter of 2006:

			Total Number of
	Total	Average	Shares	Maximum Number
	Number	Price	Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
July 2 to July 29	—	—	—	4,883,145
July 30 to August 26	—	—	—	4,883,145
August 27 to September 30	—	—	—	4,883,145

Total	—	—	—

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 6. EXHIBITS

Exhibit No.	Description
3	Kaydon Corporation Bylaws, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)

10	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

November 7, 2006	/s/ Brian P. Campbell Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

November 7, 2006	/s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3	Kaydon Corporation Bylaws, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)

10	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002