Form 10-K
period 2006-12-31
KAYDON CORP
filed 2007-02-27
CIK 740694

FORM 10-K
United States
Securities and Exchange Commission
Washington, DC 20549
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes ☐     No ☑
          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on July 1, 2006 (based on the June 30, 2006 closing sales price of $37.31 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $1,029,000,000. For purposes of this calculation only, all executive officers and directors of the Registrant are assumed to be affiliates.
          Number of shares outstanding of the Registrant’s Common Stock at February 19, 2007:
28,149,639 Shares of Common Stock, par value $0.10 per share.
          Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements
     This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
General Development of Business
     Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, performance-critical products for a broad customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly-owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its incorporation, Kaydon was principally involved in the design and manufacture of bearing systems and components as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearing systems and components and filters and filter housings, and also custom rings, shaft seals, linear deceleration products, specialty retaining rings, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of robotics, medical, material handling, machine tool positioning, aerospace, defense, security, electronic and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.
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
     Following the sale of our former Power and Data Transmission Products segment in 2005, the Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:
     Friction and Motion Control Products – complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.
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
     Net sales related to our three reportable segments and other operating segments during 2006, 2005 and 2004 are set forth in the following table:

	2006	2005	2004

	(In thousands)
Friction and Motion Control Products
External customers	$233,843	$194,566	$163,491
Intersegment – continuing operations	187	126	95
Intersegment – discontinued operations	—	302	237

	234,030	194,994	163,823
Velocity Control Products
External customers	56,733	53,839	51,011
Intersegment – continuing operations	—	(1)	—

	56,733	53,838	51,011
Sealing Products
External customers	42,085	38,632	35,035
Intersegment – continuing operations	(89)	(88)	(79)

	41,996	38,544	34,956
Other
External customers	71,331	67,219	46,957
Intersegment – continuing operations	(98)	(37)	(16)

	71,233	67,182	46,941

Total consolidated net sales	$403,992	$354,558	$296,731

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
     We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. During 2006, 2005 and 2004, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2006, sales to two customers exceeded 10 percent (23.6 percent, and 12.6 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (14.2 percent) of net sales in the other businesses. During 2005, sales to two customers exceeded 10 percent (23.1 percent, and 13.8 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (11.2 percent) of net sales in the other businesses. During 2004, sales to one customer exceeded 10 percent (10.4 percent) of net sales in the Friction and Motion Control Products reporting segment, sales to three customers exceeded 10 percent (22.2 percent, 15.8 percent, and 10.5 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (16.0 percent) of net sales in the other businesses.
     We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. In 2006 we publicly announced the intention to invest approximately $30.0 million during 2006 and 2007 to expand our capacity and to maintain our leadership position in the supply of specialty bearings to serve the rapidly growing wind energy market. Other than this announcement, we have not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.
Backlog
     We sell certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. Variability in backlog is affected by the timing of orders received particularly when larger customers pull forward or push out major orders. Backlog in the Friction and Motion Control Products reporting segment was $110.3 million at December 31, 2006 and $110.5 million at December 31, 2005. Backlog in the Velocity Control Products reporting segment was $5.7 million at December 31, 2006 and $6.2 million at December 31, 2005. Backlog in the Sealing Products reporting segment was $24.6 million at December 31, 2006 and $21.1 million at December 31, 2005. Backlog in other businesses was $10.9 million at December 31, 2006, and $12.4 million at December 31, 2005.
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

Employees
     We employ approximately 1,900 people. Satisfactory relationships have generally prevailed between the Company and its employees.
International Operations
     Certain friction and motion control products are manufactured in Mexico and the United Kingdom, and certain velocity control products are assembled and distributed through a facility in Germany. In addition, within all reporting segments, we distribute an array of products throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.
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
     Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and net earnings. In addition, our military sales are dependent on government funding.

Increased competition in the Company’s key markets could result in a reduction in Kaydon’s revenues and earnings and adversely affect the Company’s financial condition.
     The industries in which we operate are fragmented and we face competition from multiple companies across our various product lines. We expect competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Eaton, Timken, SKF, and INA/ FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.

Future acquisitions may require Kaydon to incur costs and liabilities which may adversely affect the Company’s operating results.
     In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that would diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to the Company. Although it is our policy only to acquire companies in transactions which are accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the new businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify the Company. Future acquisitions may also result in potentially dilutive issuances of securities.

Political, economic and regulatory conditions inherent in the international markets in which Kaydon participates could adversely affect the Company’s financial condition.
     Typically, sales of our products from our foreign subsidiaries and from our domestic subsidiaries selling to foreign locations account for approximately 30 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.
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
     As a provider of critical performance products in a variety of industries including aerospace, defense, robotics, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, Kaydon Corporation has included in this Annual Report a report of management’s assessment of the effectiveness of the Company’s system of internal control over financial reporting. Also included in this Annual Report is a report from the Company’s independent registered public accounting firm on their assessment of the effectiveness of the Company’s system of internal control, and on their evaluation of management’s assessment. In order to issue their report, management has documented both the design of the system of internal control, and the testing processes that support their evaluation and conclusion. While the Company and its independent registered public accounting firm believe that the Company maintained effective internal control over financial reporting as of December 31, 2006, the requirements of Section 404 are ongoing, and, if in the future the Company’s management or its independent registered public accounting firm determine that the internal controls are not effective, as defined under Section 404, investor perceptions of the Company may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction and Motion Control Products	Dexter, Michigan Mocksville, North Carolina Muskegon, Michigan St. Louis, Missouri Sumter, South Carolina (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico

Velocity Control Products	Farmington Hills, Michigan
Langenfeld, Germany

Sealing Products	Baltimore, Maryland

Other	Crawfordsville, Indiana Danville, Illinois Doraville, Georgia LaGrange, Georgia (2 sites) Sayreville, New Jersey

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
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of December 31, 2006, an undiscounted accrual in the amount of $1.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recognized in the consolidated financial statements.
     Various other claims, arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

Brian P. Campbell (66)	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Campbell joined Kaydon in September 1998 as President, Chief Executive Officer and Chief Financial Officer. He was elected Chairman of the Board in April 1999. Prior to that, Mr. Campbell was founder and President of TriMas Corporation from May 1986 to January 1998, and from January 1998 to September 1998, President and Co-Chief Operating Officer of MascoTech, Inc. He has been a Director of Kaydon since September 1995.

John F. Brocci (64)	Vice President of Administration and Secretary. Mr. Brocci has been Vice President of Administration since joining Kaydon in March 1989. He was elected Secretary in April 1992. Prior to joining Kaydon, he was the Operations Manager for the Sealed Power Division of SPX Corporation.

Kenneth W. Crawford (49)	Vice President and Corporate Controller, and Assistant Secretary. Mr. Crawford has been Vice President and Corporate Controller since joining Kaydon in March 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Peter C. DeChants (54)	Vice President – Corporate Development and Treasurer. Mr. DeChants has been Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.
John R. Emling (50)	Senior Vice President of Operations. Mr. Emling joined Kaydon in September 1998 as President – Specialty Bearings Products Group. He became Senior Vice President of Operations in April 2000. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

John A. Madison (63)	Vice President – Information Technology and Operations Planning. Mr. Madison joined Kaydon in 1999 as Director – Manufacturing Planning and Control, and was promoted to his current position in 2002. Prior to joining Kaydon, he was Director – Manufacturing Planning and Control at MascoTech, Inc. and TriMas Corporation.

     Executive officers, who are elected by the Board of Directors, serve for a term of one year.

PART II
ITEM 5. MARKET FOR REGISTRANT’S
COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES
Market Information and Dividends
     The New York Stock Exchange is the principal market on which our common stock is traded under the symbol KDN. As of December 31, 2006, there were 782 holders of record of our common stock.
     We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.
     In May 2005, the Company’s Board of Directors authorized management to repurchase up to 5,000,000 shares of its common stock in the open market. During the fourth quarter of 2006 the Company did not repurchase any shares, and at December 31, 2006, a total of 4,883,145 shares remained authorized for repurchase.
     The following table sets forth high and low closing sales prices of our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	2006 by Quarter			2005 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$42.46	$35.99	$0.12	$33.19	$27.24	$0.12
Third	38.82	33.47	0.12	30.86	27.11	0.12
Second	43.85	34.93	0.12	31.65	26.73	0.12
First	40.36	32.00	0.12	32.67	29.45	0.12

Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)		remaining available
	Number of securities	(B)	for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and	reflected
	rights	rights	in column (A))

Equity compensation plans approved by shareholders	75,250 (1)	$28.35	3,492,405 (3)
Equity compensation plans not approved by shareholders(2)	10,689	N/A	N/A

Total	85,939		3,492,405

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan, the 1993 Non-Employee Directors Stock Option Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2006.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

	2006	2005		2004	2003		2002

	(In thousands, except per share data)
Income Statement
Net Sales	$403,992	$354,558		$296,731	$258,466		$242,278
Gross Profit	167,426	139,030		121,158	97,869	(2)	84,769
Income From Continuing Operations	69,508	46,530		36,346	32,053	(3)	21,684	(4)
Income From Discontinued Operations	—	27,359	(1)	2,012	1,699		3,742
Cumulative Effect of Accounting Change (goodwill impairment), Net of Income Tax Credit of $3,544	—	—		—	—		(13,222	) (5)
Net Income	$69,508	$73,889		$38,358	$33,752	(3)	$12,204	(6)
Balance Sheet
Total Assets – Continuing Operations	$737,556	$670,587		$581,628	$552,802		$440,933
Total Assets – Discontinued Operations	—	—		37,496	37,572		36,214
Cash and Cash Equivalents	370,789	320,804		278,586	255,756		146,301
Total Debt	200,000	200,066		200,128	200,218		72,496
Cash Flow Data
Net Cash From Operating Activities	$89,860	$41,224		$48,161	$55,053		$53,775
Capital Expenditures, net	26,294	12,560		11,141	10,605		7,508
Depreciation and Amortization	17,426	16,513		13,119	12,349		12,465
Per Share Data
Earnings per Share From Continuing Operations – Diluted	$2.17	$1.52		$1.22	$1.09	(3)	$0.72	(4)
Earnings per Share From Discontinued Operations – Diluted	—	0.79	(1)	0.06	0.05		0.12
Loss per Share From Cumulative Effect of Accounting Change – Diluted	—	—		—	—		(0.44	) (5)
Earnings per Share – Diluted	2.17	2.30	(1)	1.27	1.14	(3)	0.41	(6)
Dividends Declared per Share	0.48	0.48		0.48	0.48		0.48

(1)	Includes the after tax effect, $25.4 million or $0.73 per share, of the net gain on the sale of the Power and Data Transmission Products Group.

(2)	Includes a $3.8 million favorable impact related to a legal settlement.

(3)	Includes the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.8 million favorable legal settlement, a pre-tax $0.9 million gain on the sale of a building, and the pre-tax $0.8 million negative effect of restructuring charges.

(4)	Includes the after tax effect, $4.8 million or $0.16 per share, of a pre-tax $7.5 million litigation-related charge.

(5)	Represents a $16.8 million pre-tax ($13.2 million or $0.44 per share after tax) loss on the cumulative effect of accounting change relating to goodwill impairment.

(6)	Includes the after tax effect, $4.8 million or $0.16 per share, of the litigation-related charge and the after tax effect, $13.2 million or $0.44 per share, of the cumulative effect of accounting change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We provide proprietary, value-added products to a diverse customer base covering a broad spectrum of industries. This strategic customer diversification means that demand for our products depends, in part, upon certain general economic conditions, which affect our markets in varying ways from year to year. Similar to 2004 and 2005, during 2006 the Company continued to benefit from a strong manufacturing economy and from significant military and defense spending. As a result, the Company experienced strong demand for its specialty products from various key markets including defense, wind energy, heavy equipment, medical equipment, aerospace, and petrochemical processing, which resulted in record annual sales of $404.0 million. Benefiting from the record sales, the Company generated net income of $69.5 million, and cash flow from operations of $89.9 million during 2006. Cash and cash equivalents increased $50.0 million during the year. The total order book for 2006 equaled $405.3 million, compared to $398.3 million in 2005, and $317.4 million in 2004. Our 2006 year-end backlog of $151.6 million provides a firm foundation for operating performance in 2007.
     The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted end-markets, especially during a period of sustained economic growth. During 2006, the Company announced two major growth initiatives to increase its capacity to provide performance-critical specialty bearing assemblies to serve the rapidly growing wind energy and medical and security equipment markets. We believe that these initiatives will be important growth drivers for both North American and international sales in the years ahead. In addition, the Company continued a Company-wide Six Sigma effort and continued its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence.
     The Company’s 2006 effective tax rate of 34.0 percent reflects reductions to the tax provision totaling $1.7 million related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods. Absent any similar items, we currently expect the effective tax rate for 2007 to be approximately 36.0 – 36.5 percent.
     Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. The Company’s current cash balances, its $300.0 million revolving credit facility, its $400.0 million shelf registration with the Securities and Exchange Commission, and other available financial resources enhance liquidity and provide additional financial strength to support the Company’s objectives, including strategic acquisitions.
     As disclosed in Item 8 of this Annual Report, the Company has concluded that its system of internal control over financial reporting was effective as of December 31, 2006. Our independent registered public accounting firm’s report on internal control over financial reporting is also included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”
     In summary, in the future the Company expects to benefit from a favorable manufacturing economy and resultant capital spending levels, continued strong military and defense spending, the growth of key markets such as the wind energy industry and medical equipment industries, and the utilization of current liquidity levels in completing both internal growth initiatives and strategic acquisitions. However, because many of these factors are external to the Company, it is difficult to predict the specific impact they may have on the Company’s future operating results.
     The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements contained in Item 8 of this Annual Report to assist in understanding the Company’s results of operations, its financial condition, cash flows, capital structure and other relevant financial information.
Analysis of 2006 Operations Compared to 2005 Operations
Selected Data For The Year 2006 Compared With The Year 2005

	For the Years Ended
	December 31,

	2006	2005

	(In thousands, except
	per share amounts)
Results from continuing operations:
Net sales	$403,992	$354,558
Gross profit	$167,426	$139,030
Gross profit margin	41.4%	39.2%
Selling, general and administrative expenses	$68,746	$68,854
Operating income	$98,680	$70,176
Operating margin	24.4%	19.8%
Interest expense	$(9,554)	$(9,579)
Interest income	$16,253	$8,747
After tax income	$69,508	$46,530
Earnings per share-diluted	$2.17	$1.52

     Record net sales of continuing operations of $404.0 million in 2006 increased $49.4 million or 13.9 percent compared to 2005’s net sales of $354.6 million.

Specifically, the Friction and Motion Control Products reporting segment achieved sales of $234.0 million during 2006, up $39.0 million or 20.0 percent compared to 2005 sales of $195.0 million. The increase is principally the result of increased sales of custom-engineered bearings to various defense-related markets of $15.1 million, the wind energy market of $6.8 million, the heavy equipment market of $3.9 million, the medical equipment market of $3.2 million, the specialty electronics market of $2.5 million, and the machinery market of $1.9 million. Sales of split roller bearings, used globally in various industrial markets, increased $4.8 million compared to last year. Our Velocity Control Products reporting segment achieved sales of $56.7 million during 2006, up $2.9 million, or 5.4 percent from 2005 sales of $53.8 million, reflecting increased sales of gas springs, hydraulic dampers, and other products in Germany and other Euro-bloc countries. Our Sealing Products reporting segment achieved sales of $42.0 million during 2006, an increase of $3.5 million, or 9.0 percent from 2005 sales of $38.5 million, as demand increased from both the aerospace and petroleum processing markets. Our other businesses achieved sales of $71.2 million during 2006, up $4.0 million, or 6.0 percent from 2005 sales of $67.2 million. Sales growth in our other businesses was due primarily to growth in our air and liquid filtration businesses.
     Gross profit from continuing operations for 2006 equaled $167.4 million or 41.4 percent of sales as compared to $139.0 million or 39.2 percent of sales for 2005. Compared to 2005, gross margin for 2006 was favorably impacted by the full-year effect of selling price and capacity increases implemented during the second half of 2005, increased demand, and the Company’s ongoing focus on improving operating efficiencies.
     Selling, general and administrative expenses of continuing operations totaled $68.7 million or 17.0 percent of sales in 2006, compared to $68.9 million or 19.4 percent of sales for 2005. Primarily as a result of the Company’s effort to reduce its exposure to changes in exchange rates applicable to non-functional currency assets and liabilities, we recorded an exchange gain of $0.3 million in 2006, compared to an exchange loss of $2.9 million in 2005, resulting in a $3.2 million decrease in selling, general and administrative expenses when comparing 2006 to 2005. In addition, in 2006 the Company’s selling, general, and administrative expenses were favorably impacted by $0.8 million resulting from an insurance refund, and a reduction in the Company’s environmental reserves.
     Operating income from continuing operations equaled $98.7 million during 2006, compared to $70.2 million in 2005, with operating margins of 24.4 percent and 19.8 percent in 2006 and 2005.
     On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $67.9 million during 2006 as compared to $49.5 million during 2005. The increase is the result of increased sales of custom-engineered bearings to the wind energy, defense, heavy equipment and medical equipment markets, and of split roller bearing products used globally in various industrial markets. The growth of operating income was also positively affected by the full-year benefit of actions taken in the second half of 2005 to increase certain selling prices and achieve improved operating efficiencies.
     The Velocity Control Products reporting segment contributed $12.9 million to our consolidated operating income during 2006 as compared to $12.2 million during 2005. Operating income growth was due primarily to higher sales in 2006.
     The Sealing Products reporting segment contributed $6.4 million to our consolidated operating income during 2006 as compared to $5.9 million during 2005. The increased operating income was due primarily to higher sales in 2006.
     Our other businesses contributed $6.5 million to our consolidated operating income during 2006 as compared to $4.6 million during 2005. Each of our other businesses generated increased operating income in 2006 compared with 2005, as a result of either higher sales or improved operating efficiencies.
     During both 2006 and 2005, $9.3 million of interest and amortization of issuance costs related to our $200.0 million of 4% Contingent Convertible Senior Subordinated Notes was charged to interest expense. We expect a similar amount to be charged to interest expense during 2007.
     As a result of higher investment interest rates and higher cash and cash equivalent balances, interest income increased to $16.3 million during 2006, compared with $8.7 million during 2005.
     The effective tax rate for continuing operations for 2006 was 34.0 percent compared to 32.9 percent in 2005. The effective tax rates for both 2006 and 2005 reflect reductions to the tax provisions related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods, totaling $1.7 million in 2006 and $1.1 million in 2005. We expect the effective tax rate for 2007 to be approximately 36.0 – 36.5 percent.
     The final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s 4% Contingent Convertible Senior Subordinated Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. The Notes are convertible into Kaydon common stock during any calendar quarter, if during the preceding calendar quarter the common stock has traded above $34.99 for a specified period of time (market price trigger).
     Our income from continuing operations for 2006 was $69.5 million or $2.17 per share on a diluted basis, based on 34.8 million common shares outstanding, compared with income from continuing operations for 2005 of $46.5 million or $1.52 per share on a diluted basis, based on 34.7 million common shares outstanding.
     Income from discontinued operations for 2005 equaled $27.4 million, including the after tax gain of $25.4 million on the sale of the Power and Data Transmission Products Group. Diluted earnings per share from discontinued operations for 2005 were $0.79, with $0.73 resulting from the gain on the sale.
     Our net income for 2006 was $69.5 million or $2.17 per share on a diluted basis, compared with net income for 2005 of $73.9 million or $2.30 per share on a diluted basis.
Analysis of 2005 Operations Compared to 2004 Operations
Selected Data For The Year 2005 Compared With The Year 2004

	For the Years Ended
	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
Results from continuing operations:
Net sales	$354,558	$296,731
Gross profit	$139,030	$121,158
Gross profit margin	39.2%	40.8%
Selling, general and administrative expenses	$68,854	$58,764
Operating income	$70,176	$62,394
Operating margin	19.8%	21.0%
Interest expense	$(9,579)	$(9,589)
Interest income	$8,747	$3,987
After tax income	$46,530	$36,346
Earnings per share - diluted	$1.52	$1.22

     Net sales of continuing operations of $354.6 million in 2005 increased $57.8 million or 19.5 percent compared to 2004’s net sales of $296.7 million. Specifically, the Friction and Motion Control Products reporting segment achieved sales of $195.0 million during 2005, up $31.2 million or 19.0 percent compared to 2004 sales of $163.8 million. The increase is the result of increased sales of custom-engineered bearings to various defense-related markets of $17.1 million, the wind energy market of $6.9 million, the heavy equipment market of $6.0 million, and the medical equipment market of $3.8 million. Also, sales of split roller bearings, used globally in various industrial markets, increased $4.4 million compared to 2004. These increases were partially offset by reduced sales of custom-engineered bearings to the specialty electronics manufacturing equipment market of $5.0 million and to the machinery market of $1.0 million, and by reduced sales to specialty ball markets of $1.0 million. Our Velocity Control Products reporting segment achieved sales of $53.8 million during 2005, up $2.8 million, or 5.5 percent from 2004 sales of $51.0 million. The small product line acquisition completed in late 2004 contributed $2.3 million to the sales increase. Our Sealing Products reporting segment achieved sales of $38.5 million during 2005, an increase of $3.6 million, or 10.3 percent from 2004 sales of $35.0 million, as sales of new industrial seal products and industrial seal maintenance services increased $3.4 million as a result of increased spending by refining and petrochemical plants for equipment upgrades and overhaul activities. Also, 2004 sales were affected by a work stoppage at the Baltimore, Maryland facility late in the year. Our other businesses achieved sales of $67.2 million during 2005, up $20.2 million, or 43.1 percent from 2004 sales of $46.9 million. Sales of $19.4 million by a January 2005 acquisition and $2.7 million of additional sales of metal forming equipment were partially offset by reduced sales of certain liquid filtration products.
     Gross profit from continuing operations for 2005 equaled $139.0 million or 39.2 percent of sales as compared to $121.2 million or 40.8 percent of sales for 2004. Compared to 2004, gross margin for 2005 was negatively affected early in the year by a shift in product mix and increased material costs, particularly in our specialty bearings business. Higher material costs related to both higher prices for raw materials and to more production processes being outsourced during the start up phases of new product programs in the military and wind energy markets. During the third quarter of 2005 certain selling price increases were initiated, substantially offsetting the higher raw material costs, and capital equipment additions completed in the second half of the year reduced the amount of outsourcing required. These selling price and capacity increases had a positive affect on our fourth quarter 2005 gross margin.
     Selling, general and administrative expenses of continuing operations totaled $68.9 million or 19.4 percent of sales in 2005, compared to $58.8 million or 19.8 percent of sales for 2004. Generally, selling, general and administrative expenses increased in 2005 as a result of higher sales volume. In addition, selling, general and administrative expenses increased $3.0 million due to additional amortization costs associated primarily with acquisitions. Primarily as a result of the strengthening of the U.S. dollar during 2005, changes in exchange rates applicable to non-functional currency assets and liabilities resulted in an exchange loss of $2.9 million in 2005 compared to an exchange gain of $1.2 million in 2004, resulting in a $4.1 million increase in selling, general and administrative expenses when comparing 2005 to 2004. These increases were partially offset by reductions in Sarbanes – Oxley compliance costs, which decreased $1.3 million and due diligence expenses related to acquisition initiatives, which decreased $0.7 million in 2005 when compared to 2004. During 2005, more of our due diligence was conducted internally. As previously disclosed, included in selling, general and administrative expenses for 2004 was a $1.9 million pre-tax, non-cash goodwill impairment loss, which was partially offset by the $1.7 million favorable impact of reducing our Transactions Lawsuit legal fee accrual upon conclusion of the case. Our 2004 selling, general and administrative expenses were also favorably affected by a reduction in our environmental reserves by $0.5 million.
     Operating income from continuing operations equaled $70.2 million during 2005, compared to $62.4 million in 2004, with operating margins of 19.8 percent and 21.0 percent in 2005 and 2004.
     On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $49.5 million during 2005 as compared to $41.0 million during 2004. The increase is the result of increased sales of custom-engineered bearings to the wind energy, defense, heavy equipment and medical equipment markets, and of split roller bearing products used globally in various industrial markets. The growth of operating income was affected by operating inefficiencies related to new programs for military and wind energy applications and by higher material costs that were not offset by selling price and manufacturing capacity increases until late in 2005.
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
     The effective tax rate for continuing operations for 2005 was 32.9 percent compared to 36.0 percent in 2004. The 2005 effective tax rate reflects reduced taxes on foreign earnings and remittances compared with 2004, and additional deductions available for the first time under the American Jobs Creation Act of 2004. In addition, the 2005 effective income tax rate reflects reductions to the tax provision totaling $1.1 million, and the 2004 effective income tax rate reflects reductions to the tax provision totaling $1.2 million, related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods. The 2005 effective tax rate also reflects the elimination of a $0.2 million valuation allowance attributable to the expected utilization of foreign net operating loss carryforwards that were previously not expected to be realized.
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
Liquidity, Working Capital, and Cash Flows
     One of our financial strategies is to maintain a high level of liquidity and cash flow, which continued in 2006. Historically, we have generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of our strengths is our ability to generate cash from operations in excess of requirements for capital investments and dividends. Net cash from operating activities equaled $89.9 million in 2006, $41.2 million in 2005, and $48.2 million in 2004. Net cash from operating activities in 2006 improved over 2005 due to higher net income, improved working capital management, and the absence of a $16.6 million tax payment related to the gain on the sale of the Power and Data Transmission Products Group. Net capital expenditures to reduce costs, improve quality and expand productive capacity equaled $26.3 million in 2006, $12.6 million in 2005 and $11.1 million in 2004. The increase in capital expenditures in 2006 compared to 2005 was driven by two major growth initiatives to increase the Company’s capacity to provide performance-critical specialty bearing assemblies to serve the rapidly growing wind energy and medical and security equipment markets. The Company announced its intention to invest $30.0 million in the wind energy initiative and $7.5 million in the medical and security equipment initiative. During 2006 capital expenditures totaled $11.7 million for these two growth initiatives. During 2007 we expect to invest approximately $40.2 million in net capital expenditures. Common stock dividends paid in 2006, 2005 and 2004 equaled $13.5 million in each year.
     During 2005, the Company entered into an amended and restated agreement for its senior credit facility with its syndicate of lenders, replacing the Company’s previous $200.0 million credit facility. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2006. After consideration of the facility’s covenants and $4.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.5 million at December 31, 2006.
     Fees related to the revolving credit facility of approximately $1.2 million are being amortized as a component of interest expense over a five-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2006, equaled $0.9 million.
     During 2005, we completed the sale of the Power and Data Transmission Products Group for $71.4 million cash, resulting in an after tax gain of $25.4 million or $0.73 per diluted share, which is being reported as a component of income from discontinued operations.
     The Company continues its corporate development efforts to complement internal growth through the acquisition of additional companies that meet Kaydon’s well-disciplined criteria, and in January 2005, acquired Purafil, Inc. for $42.7 million. An independent appraiser was engaged to assist in determining the fair values of separately recognized intangible assets of Purafil. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values, the excess cost of the acquisition, equal to $18.5 million, was recognized as goodwill.
     The Company contributed $7.2 million to its pension plans during 2006, and estimates that contributions during 2007 may be approximately $7.7 million. The Company’s payments to various taxing authorities were $28.9 million, $38.0 million, and $14.7 million during 2006, 2005 and 2004. Tax payments for 2005 include $16.6 million related to the gain on the sale of discontinued operations. Tax payments are estimated to be approximately $31.0 million during 2007.
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
     In addition, the contingent interest feature of the Notes requires us to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed at par for cash instead of surrendered for conversion. Redemption of the Notes at par for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.
     Note issuance costs of approximately $6.5 million are being amortized as a component of interest expense over a five-year period. Unamortized note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2006 equaled $1.8 million.
     We repurchased 96,355 shares of our common stock in 2006 for $3.4 million compared to 207,771 shares in 2005 for $6.1 million and 75,600 shares in 2004 for $2.1 million. During 2005, the Company’s Board of Directors authorized a new share repurchase program of up to 5,000,000 shares that replaced the existing program. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 116,855 shares have been repurchased as of December 31, 2006. We will continue to make selective stock repurchases, and we currently intend to repurchase 100,000 – 150,000 shares during 2007.
     We believe our current cash balances and future cash flows from operations, along with our borrowing capacity and access to financial markets are adequate to fund our strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.
     At December 31, 2006, the current ratio was 9.6 to 1 and working capital totaled $446.3 million, including cash and cash equivalents of $370.8 million. At December 31, 2005, our current ratio was 9.8 to 1 and working capital totaled $393.4 million, including $320.8 million of cash and cash equivalents.
     Our significant contractual obligations as of December 31, 2006 are set forth below:

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)
4% Contingent Convertible Senior Subordinated Notes due 2023 (puttable in 2008)	$200,000	$—	$200,000	$—	$—
Operating leases	9,248	1,564	2,938	1,485	3,261
Purchase obligations for property, plant and equipment	24,683	24,683	—	—	—

Total	$233,931	$26,247	$202,938	$1,485	$3,261

     See the Notes to Consolidated Financial Statements (Note 4) for additional information on our 4% Contingent Convertible Senior Subordinated Notes due 2023. Interest payments on the Notes are expected to be $8.0 million per year. We expect to contribute approximately $7.7 million to our pension plans and approximately $1.0 million to our postretirement benefit plans in 2007.
Corporate Development
     Our corporate development efforts are aimed to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth. During the last three years we have acquired two businesses for a total of $46.5 million.
Litigation
     As previously reported, during 2004, the Company reduced its previously recorded legal fee accrual, for the Transactions Lawsuit, by $1.7 million. This change in estimate increased 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004.
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
     We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. In 2006 we used an 11 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. In 2005 a 10 percent discount rate was utilized. The discount rate used each year is the value-weighted average of the Company’s estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics. The principal marketplace metrics used in the estimation of the discount rate, which changed from 2005 to 2006, were an increase in the variability of market returns on Kaydon equity and, to a lesser extent, an increase in long-term interest rates. Our calculation methodology was unchanged during 2006, and the consistent application of this methodology may result in changes in the discount rate in future periods. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
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
     4% Contingent Convertible Senior Subordinated Notes – We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2007.
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
     In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed at par for cash instead of surrendered for conversion. Should this happen, depending on other factors, tax payments may increase.
     We believe that the impact the Notes have on the accounting for our diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of our current financial condition and results of operations. The existence of the Notes has caused further dilution to our diluted earnings per share calculation, and redemption of the Notes at par for cash may cause volatility in tax payments, cash flows and the liquidity of the Company.
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
     We believe the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving yearly contribution and expense amounts as well as the amounts recorded for retirement benefits in our financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, salary growth rates, and long-term returns on plan assets.
     We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2006 and 2005, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting greater than 90 percent of the Company’s pension plans’ total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for several smaller pension plans and the Company’s postretirement benefit plans. In 2006, a similar, independent development of the discount rate assumption was used for the non-qualified pension plan. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 and 2004 were based on investment yields available on long-term corporate bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets.
     Assumed discount rates, expected rate of return on plan assets, and rate of compensation increase have a significant effect on the amounts reported for the pension plans. A 1.0 percent increase in the discount rate would have decreased the net periodic benefit cost by $1.5 million during 2006, and would have decreased the projected benefit obligation as of the measurement date by $11.3 million. A 1.0 percent decrease in the discount rate would have increased the net periodic benefit cost by $1.7 million during 2006, and would have increased the projected benefit obligation as of the measurement date by $13.8 million. A 1.0 percent increase in the expected rate of return on plan assets would have decreased the net periodic benefit cost by $0.6 million during 2006, and a 1.0 percent decrease in the expected rate of return on plan assets would have increased the net periodic benefit cost by $0.6 million during 2006. A 1.0 percent increase in the rate of compensation increase would have increased the net periodic benefit cost by $0.7 million during 2006, and would have increased the projected benefit obligation as of the measurement date by $3.3 million. A 1.0 percent decrease in the rate of compensation increase would have decreased the net periodic benefit cost by $0.6 million, and would have decreased the projected benefit obligation as of the measurement date by $2.7 million.
     The following table summarizes certain of the Company’s assumptions:

			Postretirement
	Pension Benefits		Benefits

	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	6.00%	5.75%	6.00%	5.75%
Discount rate – non-qualified pension plan	5.75%	5.75%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.00%	3.75%	4.00%	3.75%

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
     Income Taxes – We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors. In each of the last three years our effective tax rate has been affected by reductions to our tax provision related to deductions recognized for financial reporting purposes, after examinations by taxing authorities, or after the expiration of applicable review periods.
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
Forward-Looking Statements
     This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “could,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 48 basis point decrease in interest rates (10 percent of the Company’s weighted- average investment interest rate for 2006) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial condition and cash flows.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Kaydon Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Kaydon Corporation and our report dated February 15, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Kaydon Corporation
     We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As described in Note 7 to the consolidated financial statements, the Company changed its method of accounting for defined pension and postretirement benefit plans in accordance with Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kaydon Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 15, 2007

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$370,789,000	$320,804,000
Accounts receivable, less allowance of $1,029,000 in 2006 and $903,000 in 2005	54,066,000	50,869,000
Inventories, net	56,043,000	51,783,000
Other current assets	17,012,000	14,671,000

Total current assets	497,910,000	438,127,000

Property, plant and equipment, at cost:
Land and improvements	2,792,000	2,939,000
Buildings and leasehold improvements	39,210,000	41,156,000
Machinery and equipment	185,671,000	163,620,000

	227,673,000	207,715,000
Less: accumulated depreciation and amortization	(132,393,000)	(128,112,000)

	95,280,000	79,603,000

Goodwill, net	119,484,000	117,168,000
Other intangible assets, net	21,271,000	24,288,000
Other assets	3,611,000	11,401,000

	$737,556,000	$670,587,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,044,000	$18,192,000
Accrued expenses:
Salaries and wages	9,961,000	8,963,000
Employee benefits	4,131,000	3,715,000
Dividends payable	3,382,000	3,378,000
Other accrued expenses	6,764,000	5,989,000
Taxes payable	4,350,000	4,507,000

Total current liabilities	51,632,000	44,744,000

Long-term debt	200,000,000	200,000,000
Long-term postretirement and postemployment benefit obligations	46,083,000	64,765,000
Other long-term liabilities	6,661,000	1,402,000

Total long-term liabilities	252,744,000	266,167,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2006 and 2005)	3,693,000	3,693,000
Paid-in capital	43,889,000	47,702,000
Retained earnings	566,788,000	510,818,000
Less: Treasury stock, at cost; (8,832,896 and 8,772,027 shares in 2006 and 2005)	(188,708,000)	(186,599,000)
Less: Restricted stock awards	—	(7,584,000)
Accumulated other comprehensive income (loss)	7,518,000	(8,354,000)

	433,180,000	359,676,000

	$737,556,000	$670,587,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net Sales	$403,992,000	$354,558,000	$296,731,000
Cost of sales	236,566,000	215,528,000	175,573,000

Gross Profit	167,426,000	139,030,000	121,158,000
Selling, general and administrative expenses	68,746,000	68,854,000	58,764,000

Operating Income	98,680,000	70,176,000	62,394,000
Interest expense	(9,554,000)	(9,579,000)	(9,589,000)
Interest income	16,253,000	8,747,000	3,987,000

Income From Continuing Operations Before Income Taxes	105,379,000	69,344,000	56,792,000
Provision for income taxes	35,871,000	22,814,000	20,446,000

Income From Continuing Operations	69,508,000	46,530,000	36,346,000

Income From Discontinued Operations (including in 2005 the gain on disposal of $40,969,000)	—	43,943,000	3,143,000
Provision for income taxes	—	16,584,000	1,131,000

Income From Discontinued Operations	—	27,359,000	2,012,000

Net Income	$69,508,000	$73,889,000	$38,358,000

Earnings Per Share – Continuing Operations
Basic	$2.50	$1.67	$1.30

Diluted	$2.17	$1.52	$1.22

Earnings Per Share – Discontinued Operations
Basic	—	$0.98	$0.07

Diluted	—	$0.79	$0.06

Earnings Per Share
Basic	$2.50	$2.66	$1.38

Diluted	$2.17	$2.30	$1.27

Dividends Declared Per Share	$0.48	$0.48	$0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Income (Loss)	Total

Balance, December 31, 2003		$3,693,000	$46,948,000	$425,645,000	$(186,048,000)	$(5,312,000)	$(4,407,000)	$280,519,000
Net income, 2004	$38,358,000	—	—	38,358,000	—	—	—	38,358,000
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of ($573,000) tax	(955,000)	—	—	—	—	—	(955,000)	(955,000)
Cumulative translation adjustments	4,184,000	—	—	—	—	—	4,184,000	4,184,000

Comprehensive income	$41,587,000

Cash dividends declared		—	—	(13,547,000)	—	—	—	(13,547,000)
Board of Directors deferred compensation		—	119,000	—	—	—	—	119,000
Issuance of 3,733 shares of common stock under the Board of Directors deferred compensation plan		—	(106,000)	—	106,000	—	—	—
Issuance of 5,000 shares of common stock under stock option plans		—	(16,000)	—	146,000	—	—	130,000
Purchase of 75,600 shares of treasury stock		—	—	—	(2,117,000)	—	—	(2,117,000)
Restricted stock award grants		—	454,000	—	3,408,000	(3,862,000)	—	—
Restricted stock award cancellations		—	—	—	(276,000)	276,000	—	—
Compensation cost related to restricted stock awards		—	—	—	—	1,990,000	—	1,990,000

Balance, December 31, 2004		$3,693,000	$47,399,000	$450,456,000	$(184,781,000)	$(6,908,000)	$(1,178,000)*	$308,681,000
Net income, 2005	$73,889,000	—	—	73,889,000	—	—	—	73,889,000
Other comprehensive (loss), net of tax:
Minimum pension liability, net of ($798,000) tax	(1,330,000)	—	—	—	—	—	(1,330,000)	(1,330,000)
Cumulative translation adjustments	(3,912,000)	—	—	—	—	—	(3,912,000)	(3,912,000)
Cumulative translation adjustments related to sale of discontinued operations	(1,934,000)	—	—	—	—	—	(1,934,000)	(1,934,000)

Comprehensive income	$66,713,000

Cash dividends declared		—	—	(13,527,000)	—	—	—	(13,527,000)
Board of Directors deferred compensation		—	73,000	—	—	—	—	73,000
Issuance of 6,405 shares of common stock under the Board of Directors deferred compensation plan		—	(176,000)	—	176,000	—	—	—
Issuance of 43,350 shares of common stock under stock option plans		—	(95,000)	—	1,225,000	—	—	1,130,000
Purchase of 207,771 shares of treasury stock		—	—	—	(6,102,000)	—	—	(6,102,000)
Restricted stock award grants		—	501,000	—	3,371,000	(3,872,000)	—	—
Restricted stock award cancellations		—	—	—	(488,000)	488,000	—	—
Compensation cost related to restricted stock awards		—	—	—	—	2,708,000	—	2,708,000

Balance, December 31, 2005		$3,693,000	$47,702,000	$510,818,000	$(186,599,000)	$(7,584,000)	$(8,354,000)*	$359,676,000
Net income, 2006	$69,508,000	—	—	69,508,000	—	—	—	69,508,000
Other comprehensive income, net of tax:
Minimum pension liability, net of ($1,821,000) tax	3,036,000	—	—	—	—	—	3,036,000	3,036,000
Cumulative translation adjustments	5,169,000	—	—	—	—	—	5,169,000	5,169,000

Comprehensive income	$77,713,000

Adoption of SFAS No. 158, net of ($1,938,000) tax		—	—	—	—	—	7,667,000	7,667,000
Cash dividends declared		—	—	(13,538,000)	—	—	—	(13,538,000)
Board of Directors deferred compensation		—	65,000	—	—	—	—	65,000
Issuance of 40,750 shares of common stock under stock option plans		—	(264,000)	—	1,445,000	—	—	1,181,000
Stock option compensation		—	274,000	—	—	—	—	274,000
Tax benefit related to restricted stock awards		—	432,000	—	—	—	—	432,000
Purchase of 96,355 shares of treasury stock		—	—	—	(3,404,000)	—	—	(3,404,000)
Restricted stock award cancellations		—	150,000	—	(150,000)	—	—	—
Compensation cost related to restricted stock awards		—	3,114,000	—	—	—	—	3,114,000
Reclassification of restricted stock awards		—	(7,584,000)	—	—	7,584,000	—	—

Balance, December 31, 2006		$3,693,000	$43,889,000	$566,788,000	$(188,708,000)	—	$7,518,000 *	$433,180,000

*	Comprised of cumulative translation adjustment of $6,950,000, and after tax impact of adoption of SFAS No. 158 on pension benefits of $(11,799,000) and on other postretirement benefits of $12,367,000, as of December 31, 2006. Comprised of cumulative translation adjustments of $1,781,000 and $7,627,000, and minimum pension liability of $(10,135,000) and $(8,805,000) as of December 31, 2005 and 2004.
The accompanying notes are an integral part of these statements.

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$69,508,000	$73,889,000	$38,358,000
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations, net of tax	—	(27,359,000)	(2,012,000)
Depreciation and amortization	17,426,000	16,513,000	13,119,000
Deferred financing fees	1,548,000	1,560,000	1,574,000
Deferred taxes	9,889,000	5,551,000	6,598,000
Tax benefit related to stock options exercised	191,000	129,000	15,000
Stock option compensation	274,000	—	—
Excess tax benefits from stock-based compensation	(623,000)	—	—
Postretirement and postemployment benefit obligations	(3,001,000)	(1,730,000)	(1,027,000)
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(2,469,000)	(7,030,000)	(2,518,000)
Inventories	(3,417,000)	(2,146,000)	(9,720,000)
Other assets	(1,650,000)	(1,029,000)	2,166,000
Accounts payable	4,627,000	2,130,000	3,476,000
Accrued expenses and taxes payable (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	(2,443,000)	(19,254,000)	(1,868,000)

Net cash from operating activities	89,860,000	41,224,000	48,161,000

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(26,294,000)	(12,560,000)	(11,141,000)
Proceeds from the sale of discontinued operations	—	71,413,000	—
Acquisitions of businesses, net of cash acquired	—	(42,668,000)	(3,864,000)

Net cash from (used in) investing activities	(26,294,000)	16,185,000	(15,005,000)

Cash Flows from Financing Activities:
Cash dividends paid	(13,530,000)	(13,528,000)	(13,541,000)
Purchase of treasury stock	(3,404,000)	(6,102,000)	(2,117,000)
Proceeds from exercise of stock options	1,003,000	1,000,000	115,000
Excess tax benefits from stock-based compensation	623,000	—	—
Payments on debt	(66,000)	(62,000)	(90,000)
Credit facility issuance costs	—	(940,000)	—

Net cash (used in) financing activities	(15,374,000)	(19,632,000)	(15,633,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,793,000	612,000	644,000

Discontinued Operations:
Operating cash flows	—	4,411,000	5,822,000
Investing cash flows	—	(274,000)	(1,224,000)
Effect of exchange rate changes on cash and cash equivalents	—	(308,000)	65,000

Net cash flows from discontinued operations	—	3,829,000	4,663,000

Net Increase in Cash and Cash Equivalents	49,985,000	42,218,000	22,830,000
Cash and Cash Equivalents – Beginning of Year	320,804,000	278,586,000	255,756,000

Cash and Cash Equivalents – End of Year	$370,789,000	$320,804,000	$278,586,000

Cash paid for income taxes (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	$28,852,000	$38,034,000	$14,695,000

Cash paid for interest	$8,003,000	$8,023,000	$8,015,000

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
Use of Estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2006, there were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, long-lived asset valuations including goodwill and indefinite-lived intangible assets (Note 11), income taxes (Note 9), accruals related to litigation and environmental reserves (Note 10), and pension and other postretirement benefit plan assumptions (Note 7). While the Company does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial condition or results of future operations, actual results may differ from estimates provided.
Cash and Cash Equivalents:
     The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2006, the Company had $119.4 million invested in U.S. Government treasury bills, $106.8 million invested in various money market and other short-term funds, $95.7 million invested in investment grade prime commercial paper of several United States issuers, and $46.6 million invested in time-deposits and other interest bearing accounts.
Inventories:
     Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. The 2005 inventory balances have been reclassified to conform with the presentation used in 2006. Inventories are summarized as follows at December 31:

	2006	2005

Raw material	$20,851,000	$19,777,000
Work in process	11,828,000	13,043,000
Finished goods	23,364,000	18,963,000

	$56,043,000	$51,783,000

Property, Plant and Equipment:
     Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense from continuing operations of $11.2 million, $10.7 million and $10.3 million in 2006, 2005, and 2004. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years
     Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2006.
Other Assets:
     Other assets primarily include deferred debt issuance costs at December 31, 2006, and deferred debt issuance costs and deferred tax assets at December 31, 2005, which are discussed further in Notes 4 and 9.
Other Long-Term Liabilities:
     Other long-term liabilities include deferred tax liabilities and environmental reserves at December 31, 2006, and environmental reserves at December 31, 2005, which are discussed further in Notes 9 and 10.

NOTES TO CONSOLIDATED Financial Statements (continued)
Derivative Financial Instruments:
     The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in the consolidated financial statements, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2006, the Company’s outstanding forward exchange contracts were not material.
Foreign Currency Translation:
     Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses in the Consolidated Statements of Income as a component of selling, general and administrative expenses. Net exchange gains from continuing operations recorded in 2006 equaled $0.3 million. Net exchange losses from continuing operations recorded in 2005 equaled $2.9 million. Net exchange gains from continuing operations recorded in 2004 equaled $1.2 million.
Stock-Based Compensation:
     As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123(R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.
     SFAS No. 123(R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.
     Through December 31, 2005, the Company accounted for stock-based compensation granted to employees and Directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share from continuing operations for 2005 and 2004 had compensation cost for stock-based awards been recognized based on the fair value method prescribed under SFAS No. 123:

	2005	2004

Reported income from continuing operations	$46,530,000	$36,346,000
Add: Total stock-based compensation expense included in reported income from continuing operations, net of tax	1,752,000	1,229,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,841,000)	(1,361,000)

Pro-forma income from continuing operations	$46,441,000	$36,214,000

Earnings per share from continuing operations
Basic:
As reported	$1.67	$1.30
Pro-forma	$1.67	$1.30
Diluted:
As reported	$1.52	$1.22
Pro-forma	$1.51	$1.21

     The Company’s stock-based compensation plans are discussed further in Note 5.
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2006, the fair value of long-term debt is approximately 40 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.

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
Comprehensive Income:
     Comprehensive income primarily consists of net income, minimum pension liability adjustments in accordance with Statement of Financial Accounting Standards Nos. 87 and 132, pension and other postretirement benefit adjustments in accordance with Statement of Financial Accounting Standard No. 158, and cumulative foreign currency translation adjustments, and is presented in the Consolidated Statements of Shareholders’ Equity.
Impact of Recently Issued Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on its financial condition, results of operations or cash flows.
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
NOTE 2 EARNINGS PER SHARE
      The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2006	2005	2004

Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$69,508,000	$46,530,000	$36,346,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	5,953,000	6,074,000	5,953,000

Numerators for diluted earnings per share from continuing operations	$75,461,000	$52,604,000	$42,299,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted-average common shares outstanding	27,829,000	27,800,000	27,872,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	80,000	47,000	58,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,768,000	34,706,000	34,789,000

Earnings Per Share From Continuing Operations:
Basic	$2.50	$1.67	$1.30

Diluted	$2.17	$1.52	$1.22

     During 2006 certain options granted to purchase 14,000 shares of common stock at a price of $41.59 per share were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. During both 2005 and 2004 all options were included in the computation of diluted earnings per share because during both years the options’ exercise prices were less than the average market price of the common shares.

NOTES TO CONSOLIDATED Financial Statements (continued)
     The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2007. The Notes are discussed further in Note 4.
     The final consensus of the Emerging Issues Task Force (EITF) on EITF 04-8, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” states that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met.
NOTE 3 ACQUISITION
      On January 7, 2005, the Company acquired all of the outstanding stock of Purafil, Inc. (“Purafil”) for $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. On a pro-forma basis, as if the acquisition had occurred as of January 1, 2005, financial results of the Company for 2005, including Purafil, would not have been materially different from actual results. Goodwill and other intangible assets acquired aggregated $36.7 million. Purafil has been included in the Company’s “Other” businesses for segment reporting purposes.
NOTE 4 LONG-TERM DEBT
      The Company’s Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2007. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. Holders of the Notes will have the option to require the Company to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.
     Interest expense on the Notes equaled $8.0 million during each of 2006, 2005 and 2004. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs equaled $1.3 million during each of 2006, 2005 and 2004. Amortization of Note issuance costs is recorded as a component of interest expense. Unamortized note issuance costs included in other assets in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 equaled $1.8 million and $3.1 million.
     In 2005, the Company entered into an amended and restated agreement for its senior credit facility with its syndicate of lenders, replacing the Company’s previous $200.0 million credit facility. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2006. After consideration of the facility’s covenants and $4.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.5 million at December 31, 2006.

NOTES TO CONSOLIDATED Financial Statements (continued)
     The Company’s outstanding debt was as follows at December 31:

	2006	2005

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000
Bank revolving credit facility	—	—
Other	—	66,000

Total debt	200,000,000	200,066,000
Less current maturities	—	66,000

Long-term debt	$200,000,000	$200,000,000

NOTE 5 STOCK-BASED COMPENSATION
      As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123(R), requires Kaydon to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.
     SFAS No. 123(R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or canceled after that date. The impact of the adoption was not significant.
     The Company’s 1999 Long Term Stock Incentive Plan (“Incentive Plan”), provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain re-acquisitions of shares by the Company, for stock-based incentives in various forms. The Company’s 2003 Non-Employee Directors Equity Plan (“Directors Plan”), which replaced the 1993 Non-Employee Directors Stock Option Plan, provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. The Company has granted both restricted stock awards and fixed stock options pursuant to its equity incentive plans. In addition, the Company’s Director Deferred Compensation Plan (“Director Deferred Plan”) provides for the issuance of Company common stock to non-employee members of the Company’s Board of Directors who elect to defer all or a portion of their fees for services earned as a member of the Board of Directors into a common stock account.
     A summary of restricted stock award information for 2006 is as follows:

		Wtd.-Avg. Grant
	Restricted	Date Fair Value
	Stock	per Share

Outstanding at January 1, 2006	381,427	$26.73
Granted	91,520	$34.54
Vested	(102,131)	$25.58
Canceled	(5,549)	$28.82

Outstanding at December 31, 2006	365,267	$28.98

     Pursuant to the Incentive Plan, the Company granted restricted stock awards for 87,520 shares, 122,440 shares, and 131,285 shares of Company common stock during 2006, 2005 and 2004, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 4,000 shares, 4,000 shares and 5,000 shares during 2006, 2005 and 2004, to non-employee members of the Company’s Board of Directors. During 2005, 19,803 shares were canceled and 85,503 shares vested. During 2004, 11,404 shares were canceled and 60,506 shares vested. The weighted-average fair value per share of the restricted stock awards granted, on the date of grant, was $30.62 and $28.34 in 2005 and 2004.
     Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.5 million at December 31, 2006, and is expected to be amortized over a weighted-average period of 2.9 years. At December 31, 2005, $7.6 million of unrecognized compensation cost was recorded as a deduction from shareholders’ equity. This amount was reclassified to paid-in capital in accordance with SFAS No. 123(R). Compensation cost related to restricted stock awards equaled $3.1 million in 2006, $2.7 million in 2005, and $2.0 million in 2004. Restricted stock awards normally vest on January 5th of each year, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions. The total grant-date fair value of restricted stock that vested during 2006, 2005, and 2004 was $2.6 million, $2.0 million, and $1.3 million.
     Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued

NOTES TO CONSOLIDATED Financial Statements (continued)
annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of SFAS No. 123(R), the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $0.6 million in 2006, increased $1.4 million in 2005, and increased $0.5 million in 2004.
     Pursuant to the Director Deferred Plan, the Company has provided for 10,689 shares, 9,015 shares, and 12,960 shares of Company common stock, known as phantom stock units, as of December 31, 2006, 2005, and 2004 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in each of 2006, 2005, and 2004.
     The Company is applying the provisions of SFAS No. 123(R) to its outstanding stock options as of December 31, 2005, using a modified version of prospective application. Under this transition method, compensation expense is recognized on or after January 1, 2006 for the portion of outstanding stock options for which the requisite service has not yet been rendered, based on the grant-date fair value of those stock options previously calculated under SFAS No. 123 for the purpose of making pro-forma disclosures. Compensation expense related to fixed stock options totaled $0.3 million in 2006. For periods before January 1, 2006, Kaydon will not restate the financial statements to reflect compensation expense under the provisions of SFAS No. 123.
     A summary of stock option information is as follows:

	2006		2005		2004

		Wtd.-Avg.		Wtd.-Avg.		Wtd.-Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	102,000	$25.04	138,500	$24.06	177,000	$25.82
Granted	14,000	$41.59	19,000	$27.51	17,500	$26.19
Exercised	(40,750)	$24.62	(43,350)	$23.09	(5,000)	$22.99
Canceled	—	—	(12,150)	$24.67	(51,000)	$30.99

Outstanding at End of Year	75,250	$28.35	102,000	$25.04	138,500	$24.06

Exercisable at End of Year	25,250	$24.76	54,650	$24.60	78,350	$23.70

Weighted-Avg. Fair Value of Options Granted	$14.18		$8.90		$9.02

Weighted-Avg. Remaining Contractual Life (years):
Outstanding at End of Year	6.4		4.7		3.9
Exercisable at End of Year	4.9		2.7		2.2

     The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The intrinsic value of options exercised in 2006 and 2005 totaled $0.5 million and $0.3 million. The intrinsic value of options outstanding as of December 31, 2006 equaled $0.9 million, and the intrinsic value of options exercisable

NOTES TO CONSOLIDATED Financial Statements (continued)
as of December 31, 2006 equaled $0.4 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	5.1%	4.1%	4.7%
Expected dividend yield	2.0%	2.0%	2.0%
Expected life	10 years	10 years	10 years
Expected volatility	24.7%	26.1%	26.7%

     At December 31, 2006, 3,265,505 shares remained available for grant under the Incentive Plan, and 226,900 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans, and it currently intends to purchase 100,000 – 150,000 shares during 2007.
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
NOTE 7 EMPLOYEE BENEFIT PLANS
      The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employee’s salary and totaled $1.0 million, $0.7 million and $0.9 million in 2006, 2005 and 2004.
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
     Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued in September 2006. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans on the balance sheet, to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year-end, and to provide additional disclosures. Kaydon adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. The effect of adopting SFAS No. 158 on the Company’s financial condition as of December 31, 2006 has been included in the accompanying consolidated financial statements. The adoption of SFAS No. 158 did not have an effect on Kaydon’s financial condition at December 31, 2005. The requirement for the Company to measure the fair value of plan assets and benefit obligations as of its fiscal year-end is effective for fiscal years ending after December 15, 2008.
     SFAS No. 158 requires that the presentation of information regarding postretirement benefit plans include both the disclosures required by SFAS No. 158 and the disclosures required prior to the adoption of SFAS No. 158. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to previous guidance.

NOTES TO CONSOLIDATED Financial Statements (continued)
Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(98,929,000)	$(88,221,000)	$(14,594,000)	$(18,856,000)
Service cost	(3,037,000)	(2,495,000)	(368,000)	(444,000)
Interest cost	(5,574,000)	(5,090,000)	(812,000)	(886,000)
Plan amendments	—	(167,000)	—	7,175,000
Actuarial gain (loss)	3,130,000	(6,890,000)	1,213,000	(2,312,000)
Benefits paid	4,426,000	3,934,000	742,000	729,000

Benefit obligation, September 30	(99,984,000)	(98,929,000)	(13,819,000)	(14,594,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	58,380,000	51,585,000	—	—
Actual return on plan assets	5,585,000	6,513,000	—	—
Company contributions	6,566,000	4,216,000	742,000	729,000
Plan participants’ contributions	—	—	336,000	267,000
Benefits paid	(4,426,000)	(3,934,000)	(1,078,000)	(996,000)

Fair value of plan assets, September 30	66,105,000	58,380,000	—	—

Funded status, September 30	(33,879,000)	(40,549,000)	(13,819,000)	(14,594,000)
Unrecognized prior service cost	—	278,000	—	(13,109,000)
Unrecognized net loss (gain)	—	24,291,000	—	(4,958,000)

Accrued benefit cost, September 30	—	(15,980,000)	—	(32,661,000)
Contributions for fourth quarter	1,368,000	780,000	181,000	282,000

Accrued benefit cost, December 31	—	$(15,200,000)	—	$(32,379,000)
Net liability, December 31	$(32,511,000)	—	$(13,638,000)	—

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Long-term liability	$(31,942,000)	$(31,741,000)	$(12,744,000)	$(32,379,000)
Current liability	$(569,000)	—	$(894,000)	—
Intangible asset	—	$325,000	—	—
Deferred tax asset, net	—	$6,081,000	—	—
Deferred tax liability, net	$7,079,000	—	$(4,757,000)	—
Accumulated other comprehensive income:
Minimum pension liability	—	$10,135,000	—	—
Prior service cost (credit)	$49,000	—	$(7,088,000)	—
Net actuarial (gain) loss	$11,750,000	—	$(5,279,000)	—

     As of both September 30, 2006 and September 30, 2005 all of the Company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $100.0 million, $91.7 million, and $66.1 million, respectively, as of September 30, 2006 and $98.9 million, $89.3 million, and $58.4 million respectively, as of September 30, 2005.
     Included in the above table is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present values of the projected benefit obligation and the accumulated benefit obligation related to this non-qualified pension plan both totaled $6.9 million at September 30, 2006 and totaled $6.6 million and $6.1 million at September 30, 2005. Excluding this non-qualified plan, the Company’s underfunded status on its qualified pension plans was $26.9 million and $34.0 million at September 30, 2006, and 2005.

NOTES TO CONSOLIDATED Financial Statements (continued)
     The effects of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006 were as follows:

	Prior to	Effect of
	Adopting	Adopting
	SFAS	SFAS	As
	No. 158	No. 158	Reported

Other assets – change in intangible pension asset	$3,694,000	$(83,000)	$3,611,000
Other accrued expenses – change in current postretirement and postemployment benefit obligations	$6,501,000	$263,000	$6,764,000
Long-term postretirement and postemployment benefit obligations – change in long-term postretirement and postemployment benefit obligations	$56,034,000	$(9,951,000)	$46,083,000
Other long-term liabilities – change in deferred taxes	$4,723,000	$1,938,000	$6,661,000
Accumulated other comprehensive income (loss) – net change in asset and liability accounts related to the adoption of SFAS No. 158	$(149,000)	$7,667,000	$7,518,000

     Included in other comprehensive income for the year ended December 31, 2006, prior to the adoption of SFAS No. 158, was a decrease in the additional minimum pension liability of $3.0 million, net of tax. Included in other comprehensive income for the year ended December 31, 2005 was an increase in the additional minimum pension liability of $1.3 million, net of tax. Included in other comprehensive income for the year ended December 31, 2004 was an increase in the additional minimum pension liability of $1.0 million, net of tax. Upon the adoption of SFAS No. 158 on December 31, 2006, a decrease in accumulated other comprehensive income of $4.7 million, net of tax, was recorded for the pension plan benefits, and an increase in accumulated other comprehensive income of $12.4 million, net of tax, was recorded for other postretirement benefits. No corresponding SFAS No. 158 adjustments were required for the years ended December 31, 2005 and 2004.

	Pension Benefits

	2006	2005	2004

Components of Net Periodic Benefit Cost:
Service cost	$3,037,000	$2,495,000	$2,358,000
Interest cost	5,574,000	5,090,000	4,976,000
Expected return on plan assets	(4,672,000)	(4,332,000)	(3,803,000)
Amortization of:
Unrecognized net prior service cost	200,000	238,000	773,000
Unrecognized net loss	1,449,000	877,000	1,093,000

Net periodic benefit cost	$5,588,000	$4,368,000	$5,397,000

     Net periodic benefit cost for the non-qualified supplemental pension plan was $0.4 million, $0.1 million and $1.2 million in 2006, 2005 and 2004.

	Postretirement Benefits

	2006	2005	2004

Components of Net Periodic Benefit Cost (Income):
Service cost	$368,000	$444,000	$668,000
Interest cost	812,000	886,000	1,329,000
Amortization of:
Unrecognized net prior service cost	(1,769,000)	(1,437,000)	(1,104,000)
Unrecognized net gain	(387,000)	(703,000)	(485,000)

Net periodic benefit cost (income)	$(976,000)	$(810,000)	$ 408,000

     For measurement purposes, an 8.2 percent annual rate of increase for participants under 65 years of age and a 9.0 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2006. The health care cost trend rates assumed for 2007 are 7.4 percent for participants under 65 years of age and 8.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to 5.0 percent by 2010 and remain at that level thereafter. The assumed dental cost trend rate for 2006 and all future years is 5.0 percent. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent increase in the assumed health care cost trend rates would have increased the net service cost and interest cost by $0.2 million during 2006 and would have increased the accumulated postretirement benefit obligation at December 31, 2006 by $1.4 million. A 1.0 percent decrease in the assumed health care cost trend rates would have decreased the net service cost and interest cost by $0.1 million during 2006 and would have decreased the

NOTES TO CONSOLIDATED Financial Statements (continued)
accumulated postretirement benefit obligation at December 31, 2006 by $1.2 million.
     The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 include the amortization of $1.0 million of the unrecognized net actuarial loss related to the pension plans, and the amortization of $1.8 million and $0.5 million of the prior service credit and unrecognized net actuarial gain related to the postemployment benefit plans.
Additional Information:

			Postretirement
	Pension Benefits		Benefits

	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate – qualified pension plans and postretirement benefit plans	6.00%	5.75%	6.00%	5.75%
Discount rate – non-qualified pension plan	5.75%	5.75%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.00%	3.75%	4.00%	3.75%

     In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2006 and 2005, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting greater than 90 percent of the Company’s pension plans’ total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for several smaller pension plans and the Company’s postretirement benefit plans. In 2006, a similar, independent development of the discount rate assumption was used for the non-qualified pension plan. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 and 2004 were based on investment yields available on long-term corporate bonds.
     The September 30, 2006 and 2005 pension and postretirement benefit obligations and the pension and postretirement net periodic benefit costs in 2006 were computed using the RP-2000 Combined Healthy Mortality table. The 1983 Group Annuity Mortality table was used to determine the pension and postretirement net periodic benefit costs in 2005.
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

NOTES TO CONSOLIDATED Financial Statements (continued)
     A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at September 30

	2006	2006	2005
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity	65%	62%	64%
Fixed income	20%	16%	18%
International equity	10%	12%	11%
Real estate	5%	6%	5%
Cash	—	4%	2%

Total	100%	100%	100%

     Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. All actual allocations are within the allowable ranges in the investment policy.
Cash Flows:
     The following are expected net benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2007	$4,872,000	$1,032,000
2008	$5,371,000	$1,080,000
2009	$5,657,000	$1,110,000
2010	$5,889,000	$1,163,000
2011	$6,083,000	$1,223,000
2012-2016	$34,622,000	$6,935,000

     The Company has included in the postretirement benefits, shown in the table above, the estimated future Medicare Part D direct subsidy payments available under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The expected future subsidies are as follows:

Postretirement
Benefits

Year ending December 31,
2007	$137,000
2008	$157,000
2009	$180,000
2010	$200,000
2011	$217,000
2012-2016	$1,499,000

     The Company expects to contribute approximately $7.7 million to its pension plans in 2007.
NOTE 8 LEASE COMMITMENTS
      Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 are as follows:

Year ending December 31,
2007	$1,564,000
2008	$1,128,000
2009	$944,000
2010	$866,000
2011	$747,000
Thereafter	$3,999,000

     Aggregate rental expense charged to continuing operations was $1.7 million, $1.7 million and $1.5 million in 2006, 2005, and 2004.
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
     The components of income from continuing operations before income taxes are as follows:

	2006	2005	2004

Domestic	$89,327,000	$55,700,000	$47,236,000
Foreign	16,052,000	13,644,000	9,556,000

	$105,379,000	$69,344,000	$56,792,000

     The provision for income taxes on income from continuing operations consisted of the following:

	2006	2005	2004

Current:
U.S. Federal	$20,033,000	$12,757,000	$9,608,000
State	1,145,000	534,000	1,271,000
Foreign	4,804,000	3,972,000	2,969,000

	25,982,000	17,263,000	13,848,000

Deferred:
U.S. Federal	8,226,000	4,298,000	5,464,000
State	704,000	438,000	542,000
Foreign	959,000	815,000	592,000

	9,889,000	5,551,000	6,598,000

	$35,871,000	$22,814,000	$20,446,000

NOTES TO CONSOLIDATED Financial Statements (continued)
     The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for continuing operations:

	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	1.1	—
U.S. federal tax benefit of extraterritorial income exclusion	(0.4)	(1.5)	(1.4)
U.S. federal tax benefit of domestic production activities deduction	(0.5)	(0.7)	—
Differences in income taxes on foreign earnings, losses and remittances	(0.7)	(1.6)	1.8
Other, net	(0.9)	0.6	0.6

Effective tax rate	34.0%	32.9%	36.0%

     The Company and its subsidiaries’ income tax returns are periodically examined by various tax authorities. As the calculation of tax benefits and liabilities involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions, the Company recognizes tax benefits and liabilities based on an estimate of whether, and the extent to which, taxes will ultimately be due, and these tax benefits and liabilities are evaluated on an ongoing basis. The effective income tax rates reflect reductions to the tax provisions related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods, totaling $1.7 million in 2006, $1.1 million in 2005, and $1.2 million in 2004.
     The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset as of December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets:
Postretirement and postemployment benefit obligations	$18,466,000	$24,645,000
Financial accruals and reserves not currently deductible	3,886,000	5,158,000
Inventory basis differences	5,315,000	5,582,000
Foreign operating loss carryforwards	536,000	577,000
Federal tax credit carryforwards	1,155,000	870,000
Other	98,000	—

	29,456,000	36,832,000

Deferred tax liabilities:
Plant and equipment basis differences	(9,540,000)	(10,028,000)
Intangibles	(5,363,000)	(3,501,000)
Additional interest deduction on contingent convertible notes	(13,823,000)	(9,567,000)
Other	—	(95,000)

	(28,726,000)	(23,191,000)

Net deferred tax asset	$730,000	$13,641,000

     The Company had available foreign net operating loss carryforwards of $0.5 million ($1.8 million pre-tax) and $0.6 million ($1.9 million pre-tax) at December 31, 2006 and 2005. In addition, at December 31, 2006 the Company had federal tax credit carryforwards of $1.2 million, which expire beginning in 2013. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.
     The deductibility for tax purposes of the additional interest deduction on the contingent convertible notes may have to be recaptured, in part or in whole, if the notes are redeemed at par for cash instead of surrendered for conversion. If the notes are surrendered for conversion, the deferred tax liability provided for would be eliminated through an adjustment to the Company’s shareholders’ equity and would not impact current tax accounts.
     The net deferred tax asset recorded as an other current asset in the Consolidated Balance Sheets was $6.4 million and $7.9 million at December 31, 2006 and 2005. The net deferred tax liability recorded as an other long-term liability in the Consolidated Balance Sheet was $5.6 million at December 31, 2006 and the net deferred tax asset recorded as an other asset in the Consolidated Balance Sheet was $5.7 million at December 31, 2005. Undistributed earnings of foreign subsidiaries were $30.8 million at December 31, 2006. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on its financial condition, results of operations or cash flows.
NOTE 10 CONTINGENCIES
      As previously reported, during 2004, the Company reduced its previously recorded legal fee accrual, for the

NOTES TO CONSOLIDATED Financial Statements (continued)
Transactions Lawsuit, by $1.7 million. This change in estimate increased 2004 net income by $1.1 million. The deadline for the plaintiffs to take action to prolong the case has expired, therefore, the case has concluded. Expenditures to litigate this matter equaled $0.8 million in 2004.
     The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of December 31, 2006, an undiscounted reserve in the amount of $1.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Balance Sheet. The environmental reserve equaled $1.4 million at December 31, 2005.
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
     The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount. The fair value of each of the reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. In 2006, an 11.0 percent discount rate was utilized, and a growth assumption of 2.0 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
     Trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.
     During 2006, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. Also during 2006, trademarks were tested for impairment with no impairment loss being realized.
     In 2005, the Company acquired Purafil Inc. for $42.7 million. A portion of the purchase price was allocated to various intangible assets including, $10.9 million to customer relationships, $5.1 million to developed technology, $1.6 million to trademarks, $0.3 million to backlog, $0.3 million to product names, and $18.5 million was recognized as goodwill. The trademarks are not being amortized as they are deemed to have indefinite useful lives, but will be subject to annual impairment testing. The other intangible assets are being amortized over their respective useful lives. The goodwill is being reported as part of the Company’s “Other” businesses and will not be amortized, but will be subject to annual impairment testing.
     The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2005	$32,040,000	$42,879,000	$186,000	$25,155,000	$100,260,000
Goodwill acquired	—	321,000	—	18,491,000	18,812,000
Effect of foreign currency exchange rate changes	(1,904,000)	—	—	—	(1,904,000)

Balance as of December 31, 2005	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000

Effect of foreign currency exchange rate changes	2,316,000	—	—	—	2,316,000

Balance as of December 31, 2006	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000

     In 2005, the Company sold substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment including goodwill in the amount of $12.9 million, which is excluded from the previous table.

NOTES TO CONSOLIDATED Financial Statements (continued)
     Other intangible assets are summarized as follows:

	2006		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$18,694,000	$7,273,000	$18,694,000	$4,940,000
Patents and developed technology	6,299,000	1,596,000	6,238,000	920,000
Distributor agreements	374,000	87,000	374,000	50,000
Backlog	—	—	351,000	351,000
Product names	320,000	64,000	320,000	32,000

	$25,687,000	$9,020,000	$25,977,000	$6,293,000

     The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	2006	2005
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2005		$3,090,000
For the year ended December 31, 2006		$3,078,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2007		$3,026,000
For the year ending December 31, 2008		$2,955,000
For the year ending December 31, 2009		$2,632,000
For the year ending December 31, 2010		$2,271,000
For the year ending December 31, 2011		$1,447,000
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
     Following the sale of the Power and Data Transmission Products segment in 2005, the Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:
     Friction and Motion Control Products – complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.
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

NOTES TO CONSOLIDATED Financial Statements (continued)
     Certain information related to the Power and Data Transmission Products segment included in the prior year financial statements has been removed to conform with the presentation used in 2006.

	2006	2005	2004

Net sales
Friction and Motion Control Products
External customers	$233,843,000	$194,566,000	$163,491,000
Intersegment – continuing operations	187,000	126,000	95,000
Intersegment – discontinued operations	—	302,000	237,000

	234,030,000	194,994,000	163,823,000
Velocity Control Products
External customers	56,733,000	53,839,000	51,011,000
Intersegment – continuing operations	—	(1,000)	—

	56,733,000	53,838,000	51,011,000
Sealing Products
External customers	42,085,000	38,632,000	35,035,000
Intersegment – continuing operations	(89,000)	(88,000)	(79,000)

	41,996,000	38,544,000	34,956,000
Other
External customers	71,331,000	67,219,000	46,957,000
Intersegment – continuing operations	(98,000)	(37,000)	(16,000)

	71,233,000	67,182,000	46,941,000

Total consolidated net sales	$403,992,000	$354,558,000	$296,731,000

	2006	2005	2004

Operating income
Friction and Motion Control Products	$67,949,000	$49,502,000	$40,951,000
Velocity Control Products	12,934,000	12,162,000	11,786,000
Sealing Products	6,411,000	5,944,000	5,797,000
Other	6,462,000	4,616,000	2,196,000

Total segment operating income	93,756,000	72,224,000	60,730,000
State income tax provision included in segment operating income	2,955,000	1,862,000	1,141,000
Items not allocated to segment operating income	1,969,000	(3,910,000)	523,000
Interest expense	(9,554,000)	(9,579,000)	(9,589,000)
Interest income	16,253,000	8,747,000	3,987,000

Income from continuing operations before income taxes	$105,379,000	$69,344,000	$56,792,000

NOTES TO CONSOLIDATED Financial Statements (continued)

	2006	2005	2004

Depreciation and amortization
Friction and Motion Control Products	$7,735,000	$7,160,000	$6,946,000
Velocity Control Products	1,823,000	1,890,000	1,737,000
Sealing Products	1,085,000	1,059,000	1,082,000
Other	3,719,000	3,768,000	1,094,000
Corporate	3,064,000	2,636,000	2,260,000

Total consolidated depreciation and amortization of continuing operations	$17,426,000	$16,513,000	$13,119,000

	2006	2005	2004

Additions to net property, plant and equipment
Friction and Motion Control Products	$22,164,000	$8,322,000	$8,006,000
Velocity Control Products	793,000	940,000	205,000
Sealing Products	778,000	612,000	1,084,000
Other	2,279,000	2,042,000	1,272,000
Corporate	280,000	644,000	574,000

Total consolidated additions to net property, plant and equipment of continuing operations	$26,294,000	$12,560,000	$11,141,000

	2006	2005

Total assets
Friction and Motion Control Products	$177,061,000	$153,055,000
Velocity Control Products	85,759,000	79,494,000
Sealing Products	21,445,000	21,329,000
Other	94,003,000	94,528,000
Corporate	359,288,000	322,181,000

Total consolidated assets	$737,556,000	$670,587,000

NOTES TO CONSOLIDATED Financial Statements (continued)
Geographic Information:
     The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets of continuing operations by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2006	2005	2004

Net Sales
United States	$276,129,000	$237,698,000	$198,345,000
Germany	38,763,000	36,944,000	48,378,000
Other Countries	89,100,000	79,916,000	50,008,000

Total	$403,992,000	$354,558,000	$296,731,000

Long-lived Tangible Assets
United States	$88,355,000	$74,236,000	$69,895,000
Other Countries	7,826,000	6,424,000	7,372,000

Total	$96,181,000	$80,660,000	$77,267,000

NOTE 13 ASSETS HELD FOR SALE
      During the fourth quarter of 2005, the Company classified certain land and building assets that are in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes have a net book value of $0.3 million at December 31, 2006. The opportunity to sell these assets arose due to the consolidation of the Company’s liquid filtration products business. The Company originally expected to sell these assets during 2006. The Company now expects to dispose of these assets during 2007. During the third quarter of 2006, the Company classified certain other land and building assets that are in the process of being sold as assets held for sale as required under SFAS No. 144. These assets, reported as part of the Company’s Sealing Products segment, have a net book value of $0.3 million at December 31, 2006. The Company expects to sell these assets during 2007.
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
     In addition to the segregation of operating results, assets, and liabilities, Emerging Issues Task Force No. 87-24, “Allocation of Interest to Discontinued Operations,” mandates the reallocation to continuing operations of general corporate overhead previously allocated to discontinued operations. Corporate overhead that was previously allocated to the Power and Data Transmission Products segment of $1.2 million and $2.2 million in 2005 and 2004 has been charged against continuing operations in the Consolidated Statements of Income. Operating results of the Power and Data Transmission Products segment up to the date of disposition are presented in the following table:

	2005	2004

Net sales	$22,097,000	$37,080,000

Operating income	$2,974,000	$3,143,000
Gain on disposal	40,969,000	—
Provision for income taxes	(16,584,000)	(1,131,000)

Income from discontinued operations	$27,359,000	$2,012,000

NOTES TO CONSOLIDATED Financial Statements (continued)
NOTE 15 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter		Second Quarter		Third Quarter			Fourth Quarter

	2006	2005	2006	2005	2006	2005		2006	2005

	(In thousands, except per share data)
Income Statement Data
Net Sales	$101,505	$84,562	$102,664	$94,473	$99,676	$85,870		$100,147	$89,653
Gross Profit	41,543	33,395	43,597	36,121	40,881	32,338		41,405	37,176
Income From Continuing Operations	16,589	9,204	17,704	11,273	17,558	11,645		17,657	14,408
Income From Discontinued Operations	—	675	—	1,145	—	25,539	(1)	—	—
Net Income	$16,589	$9,879	$17,704	$12,418	$17,558	$37,184	(1)	$17,657	$14,408
Balance Sheet Data
Total Assets-Continuing Operations	$684,947	$587,051	$699,280	$591,764	$710,743	$672,095		$737,556	$670,587
Total Assets-Discontinued Operations	—	36,729	—	35,679	—	—		—	—
Cash and Cash Equivalents	327,582	234,484	343,338	240,195	349,525	321,671		370,789	320,804
Total Debt	200,050	200,113	200,034	200,098	200,017	200,082		200,000	200,066
Cash Flow Data-Continuing Operations
Net Cash From Operating Activities	$15,052	$5,563	$22,846	$12,587	$17,453	$12,970		$34,509	$10,104
Capital Expenditures, net	4,106	2,343	3,474	2,872	7,845	1,628		10,869	5,717
Depreciation and Amortization	4,422	3,951	4,402	4,294	4,217	4,050		4,385	4,218
Per Share Data-Continuing Operations
Earnings per Share – Basic	$0.60	$0.33	$0.64	$0.41	$0.63	$0.42		$0.63	$0.52
Earnings per Share – Diluted	0.52	0.31	0.55	0.37	0.55	0.38		0.55	0.46
Per Share Data-Discontinued Operations
Earnings per Share – Basic	—	$0.02	—	$0.04	—	$0.92	(1)	—	—
Earnings per Share – Diluted	—	0.02	—	0.03	—	0.74	(1)	—	—
Per Share Data
Earnings per Share – Basic	$0.60	$0.35	$0.64	$0.45	$0.63	$1.34	(1)	$0.63	$0.52
Earnings per Share – Diluted	0.52	0.33	0.55	0.40	0.55	1.12	(1)	0.55	0.46
Dividends Declared per Share	0.12	0.12	0.12	0.12	0.12	0.12		0.12	0.12

(1)	Includes the after tax effect, $25.4 million or $0.91 per basic share and $0.73 per share on a diluted basis, of the net gain on the sale of the Power and Data Transmission Products Group.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting, and Ernst & Young LLP’s report on both management’s assessment and on the Company’s internal control over financial reporting are included in Item 8 of this Report and incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 6, 2007 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is included in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 6, 2007 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is included in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 6, 2007 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is included in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 6, 2007 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 is included in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 6, 2007 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control

Report of Independent Registered Public Accounting Firm – Financial Statements

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

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

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2	Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1	Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2	By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1	Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2	Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3	Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4	Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5	Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)

Exhibit
Number		Description of Document

10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10	.2*	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.3		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.4*	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
10	.5*	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.5.1*	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.6		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.9*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.11*	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12		Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference)
10.13		Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.14		Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.15*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 27, 2007	By: /s/ Brian P. Campbell

Brian P. Campbell
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: February 27, 2007	By: /s/ Kenneth W. Crawford

Kenneth W. Crawford
Vice President and Corporate Controller (Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Brandon David A. Brandon Director	Date: February 27, 2007

/s/ Brian P. Campbell Brian P. Campbell Chairman	Date: February 27, 2007

/s/ Timothy J. O’ Donovan Timothy J. O’ Donovan Director	Date: February 27, 2007

/s/ James O’Leary James O’Leary Director	Date: February 27, 2007

/s/ Thomas C. Sullivan Thomas C. Sullivan Director	Date: February 27, 2007

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2006	$903,000	$235,000	$(109,000)	$1,029,000
2005	$738,000	$288,000	$(123,000)	$903,000
2004	$880,000	$81,000	$(223,000)	$738,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2006	$14,889,000	$1,396,000	$(2,724,000)	$13,561,000
2005	$14,519,000	$2,785,000	$(2,415,000)	$14,889,000
2004	$16,294,000	$1,352,000	$(3,127,000)	$14,519,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

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

Exhibit
Number		Description of Document

2.1		Stock Purchase Agreement dated as of July 26, 2005 by and among Kaydon Corporation, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2		Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3		Indenture dated as of May 23, 2003, between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4		Supplemental Indenture No. 1 dated August 18, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003, by and among Kaydon Corporation and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
10	.2*	Kaydon Corporation Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2005 and incorporated herein by reference)
10.3		Kaydon Corporation 1993 Non-Employee Directors Stock Option Plan, as amended (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference)
10	.4*	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
10	.5*	Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed with the Company’s Proxy Statement dated March 18, 1999 and incorporated herein by reference)
10	.5.1*	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10.6		Kaydon Corporation Director Deferred Compensation Plan adopted December 14, 2000 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John F. Brocci (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Exhibit
Number		Description of Document

10	.9*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and John R. Emling (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated May 7, 1999 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.11*	Change in Control Compensation Agreement dated November 12, 2002 between the Company and Peter C. DeChants (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.12		Amended and Restated Credit Agreement dated as of July 12, 2005 among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference)
10.13		Kaydon Corporation 2003 Non-Employee Directors Equity Plan (previously filed as Exhibit 99.2 to the Company’s S-8 Registration Statement filed May 9, 2003 and incorporated herein by reference)
10.14		Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.15*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002