Form 10-Q
period 2007-03-31
KAYDON CORP
filed 2007-05-09
CIK 740694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended March 31, 2007	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
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
Yes ☐       No ☑
     Common Stock Outstanding at May 2, 2007 – 28,285,119 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$375,164,000	$370,789,000
Accounts receivable, net	61,364,000	54,066,000
Inventories, net	60,086,000	56,043,000
Other current assets	10,621,000	17,012,000

Total current assets	507,235,000	497,910,000

Property, plant and equipment, net	99,869,000	95,280,000
Goodwill, net	119,519,000	119,484,000
Other intangible assets, net	20,521,000	21,271,000
Other assets	3,226,000	3,611,000

Total assets	$750,370,000	$737,556,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,575,000	$23,044,000
Salaries and wages	7,382,000	9,961,000
Taxes payable	6,810,000	4,350,000
Interest payable	2,844,000	844,000
Other accrued expenses	13,458,000	13,433,000

Total current liabilities	51,069,000	51,632,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	53,235,000	52,744,000

Total long-term liabilities	253,235,000	252,744,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	44,227,000	43,889,000
Retained earnings	581,636,000	566,788,000
Less – Treasury stock, at cost	(191,304,000)	(188,708,000)
Accumulated other comprehensive income	7,814,000	7,518,000

Shareholders’ equity	446,066,000	433,180,000

Total liabilities and shareholders’ equity	$750,370,000	$737,556,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	First Quarter Ended
	March 31, 2007	April 1, 2006

Net sales	$106,897,000	$101,505,000
Cost of sales	62,059,000	59,962,000

Gross profit	44,838,000	41,543,000
Selling, general and administrative expenses	18,547,000	17,915,000

Operating income	26,291,000	23,628,000
Interest expense	(2,387,000)	(2,411,000)
Interest income	4,625,000	3,396,000

Income before income taxes	28,529,000	24,613,000
Provision for income taxes	10,299,000	8,024,000

Net income	$18,230,000	$16,589,000

Weighted-average common shares:
Basic	27,874,000	27,843,000

Diluted	34,815,000	34,761,000

Earnings per share:
Basic	$0.65	$0.60

Diluted	$0.57	$0.52

Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities	$18,118,000	$15,052,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(7,384,000)	(4,106,000)

Cash used in investing activities	(7,384,000)	(4,106,000)

Cash flows from (used in) financing activities:
Cash dividends paid	(3,382,000)	(3,378,000)
Purchase of treasury stock	(3,239,000)	(2,327,000)
Proceeds from exercise of stock options	—	802,000
Excess tax benefits from stock-based compensation	64,000	462,000
Payments on debt	—	(16,000)

Cash used in financing activities	(6,557,000)	(4,457,000)

Effect of exchange rate changes on cash and cash equivalents	198,000	289,000

Net increase in cash and cash equivalents	4,375,000	6,778,000
Cash and cash equivalents – Beginning of period	370,789,000	320,804,000

Cash and cash equivalents – End of period	$375,164,000	$327,582,000

Cash paid for income taxes	$1,479,000	$1,181,000

Cash paid for interest	—	—

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(2)	Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2007, the Company had $119.3 million invested in U.S. Government treasury bills, $115.7 million invested in various money market and other short-term funds, $116.4 million invested in investment grade prime commercial paper of several United States issuers, and $20.4 million invested in time-deposits and other interest bearing accounts.

(3)	Inventories:

Inventories are summarized as follows:

	March 31, 2007	December 31, 2006

Raw Material	$22,337,000	$20,851,000
Work in Process	13,955,000	11,828,000
Finished Goods	23,794,000	23,364,000

	$60,086,000	$56,043,000

(4)	Comprehensive Income:

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $0.3 million and $0.5 million, resulting in comprehensive income of $18.5 million and $17.0 million for the quarters ended March 31, 2007 and April 1, 2006.

(5)	Earnings per Share:

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	First Quarter Ended
	March 31, 2007	April 1, 2006

Numerators:
Numerators for basic earnings per share, net income	$18,230,000	$16,589,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,488,000	1,503,000

Numerators for diluted earnings per share	$19,718,000	$18,092,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,874,000	27,843,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	82,000	59,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,815,000	34,761,000

Earnings per share:
Basic	$0.65	$0.60

Diluted	$0.57	$0.52

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2007. The Notes are discussed further in Note 7.

(6)	Business Segment Information:

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

	First Quarter Ended
	March 31, 2007	April 1, 2006

Net sales

Friction and Motion Control Products
External customers	$60,630,000	$57,062,000
Intersegment	57,000	31,000

	60,687,000	57,093,000
Velocity Control Products
External customers	15,669,000	14,518,000

Sealing Products
External customers	12,033,000	10,835,000
Intersegment	(40,000)	(23,000)

	11,993,000	10,812,000
Other
External customers	18,565,000	19,090,000
Intersegment	(17,000)	(8,000)

	18,548,000	19,082,000

Total consolidated net sales	$106,897,000	$101,505,000

	First Quarter Ended
	March 31, 2007	April 1, 2006

Operating income

Friction and Motion Control Products	$16,340,000	$15,919,000
Velocity Control Products	4,093,000	3,692,000
Sealing Products	2,456,000	1,000,000
Other	2,608,000	1,919,000

Total segment operating income	25,497,000	22,530,000

State income tax provision included in segment operating income	743,000	711,000

Items not allocated to segment operating income	51,000	387,000

Interest expense	(2,387,000)	(2,411,000)
Interest income	4,625,000	3,396,000

Income before income taxes	$28,529,000	$24,613,000

	First Quarter Ended
	March 31, 2007	April 1, 2006

Depreciation and amortization

Friction and Motion Control Products	$1,958,000	$1,976,000
Velocity Control Products	467,000	461,000
Sealing Products	283,000	280,000
Other	933,000	928,000
Corporate	810,000	777,000

Total consolidated depreciation and amortization	$4,451,000	$4,422,000

	First Quarter Ended
	March 31, 2007	April 1, 2006

Additions to net property, plant and equipment

Friction and Motion Control Products	$5,516,000	$3,083,000
Velocity Control Products	267,000	228,000
Sealing Products	1,385,000	153,000
Other	174,000	507,000
Corporate	42,000	135,000

Total consolidated additions to net property, plant and equipment	$7,384,000	$4,106,000

	March 31, 2007	December 31, 2006

Total assets

Friction and Motion Control Products	$187,658,000	$177,061,000
Velocity Control Products	89,610,000	85,759,000
Sealing Products	24,699,000	21,445,000
Other	93,822,000	94,003,000
Corporate	354,581,000	359,288,000

Total consolidated assets	$750,370,000	$737,556,000

(7)	Long-term Debt:

Interest expense on the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) equaled $2.0 million for the first quarter of 2007. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the first quarter of 2007 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006 were $1.5 million and $1.8 million.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at March 31, 2007. After consideration of the facility’s covenants and $4.5 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.5 million at March 31, 2007.

The Company’s outstanding debt was as follows:

	March 31, 2007	December 31, 2006

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000

(8)	Contingencies:

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of March 31, 2007, an undiscounted accrual in the amount of $1.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheet.

Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the Consolidated Condensed Balance Sheet.

(9)	Goodwill and Other Intangible Assets

Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.

The changes in the carrying amount of goodwill for the first quarter ended March 31, 2007, were as follows:

	Friction and	Velocity
	Motion Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2007	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000
Effect of foreign currency exchange rate changes	35,000	—	—	—	35,000

Balance as of March 31, 2007	$32,487,000	$43,200,000	$186,000	$43,646,000	$119,519,000

Other intangible assets are summarized as follows:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$18,694,000	$7,856,000	$18,694,000	$7,273,000
Patents and developed technology	6,318,000	1,765,000	6,299,000	1,596,000
Distributor agreements	374,000	96,000	374,000	87,000
Product names	320,000	72,000	320,000	64,000

	$25,706,000	$9,789,000	$25,687,000	$9,020,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	March 31, 2007	December 31, 2006
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first quarter ended March 31, 2007	$769,000
For the first quarter ended April 1, 2006	$769,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2007	$3,027,000
For the year ending December 31, 2008	$2,957,000
For the year ending December 31, 2009	$2,633,000
For the year ending December 31, 2010	$2,272,000
For the year ending December 31, 2011	$1,448,000

(10)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
Pension Benefits	March 31, 2007	April 1, 2006

Service cost	$693,000	$759,000
Interest cost	1,459,000	1,394,000
Expected return on plan assets	(1,345,000)	(1,168,000)
Amortization of:
Unrecognized net prior service cost	8,000	50,000
Unrecognized net loss	255,000	362,000

Total	$1,070,000	$1,397,000

	First Quarter Ended
Postretirement Benefits	March 31, 2007	April 1, 2006

Service cost	$91,000	$92,000
Interest cost	201,000	203,000
Amortization of:
Unrecognized net prior service cost	(440,000)	(442,000)
Unrecognized net gain	(121,000)	(97,000)

Total	$(269,000)	$(244,000)

The Company expects to contribute approximately $7.7 million to its pension plans in 2007.

(11)	Stock-Based Compensation

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first quarter of 2007 is as follows:

	First Quarter Ended
	March 31, 2007
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2007	365,267	$28.98
Granted	179,980	$43.97
Vested	(105,812)	$27.69
Canceled	(1,755)	$42.48

Outstanding at March 31, 2007	437,680	$35.40

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of the revision to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $0.1 million during the first quarter of 2007, and would have decreased $0.2 million during the first quarter of 2006.

A summary of stock option information for the first quarter of 2007 is as follows:

	First Quarter Ended
	March 31, 2007
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2007	75,250	$28.35
Granted	250,000	$43.03

Outstanding at March 31, 2007	325,250	$39.63

Exercisable at March 31, 2007	25,750	$24.79

Weighted-Avg. Fair Value of Options Granted	$12.68

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at March 31, 2007	9.1
Exercisable at March 31, 2007	4.6
The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was less than $0.1 million during the first quarter of 2007.

The aggregate intrinsic value of options outstanding at March 31, 2007 is $1.1 million.

(12)	Assets Held for Sale

During the fourth quarter of 2005, the Company classified certain land and building assets that are in the process of being sold as assets held for sale as required under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” These assets, reported as part of the Company’s “Other” businesses for segment reporting purposes have a net book value of $0.3 million at March 31, 2007. The opportunity to sell these assets arose due to the consolidation of the Company’s liquid filtration products business. The Company originally expected to sell these assets during 2006. The Company now expects to dispose of these assets during 2007. During the third quarter of 2006, the Company classified certain other land and building assets that are in the process of being sold as assets held for sale as required under SFAS No. 144. These assets, reported as part of the Company’s Sealing Products segment, have a net book value of $0.3 million at March 31, 2007. The Company expects to sell these assets during 2007.

(13)	Impact of Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent de-recognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 was immaterial to the Company.

The Company had liabilities recorded for unrecognized tax benefits totaling $2,563,000 as of January 1, 2007, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $557,000 in liabilities for tax related interest and penalties on its consolidated balance sheet, as of January 1, 2007. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2003, state examinations for years before 2001, German tax examinations for years before 2005, or United Kingdom tax examinations for years before 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the first quarter 2007, the Company continued to benefit from strong demand from many of our key markets including wind energy, medical, and aerospace and military equipment. The Company expects to continue to benefit from this strong demand during the second quarter, however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
Order entry during the first quarter of 2007, including significant orders related to the wind energy market, equaled a record $141.7 million, and contributed to our record backlog of $186.3 million at the end of the quarter.
During the first quarter of 2007, the Company expanded its capital program to serve customers in the rapidly growing wind energy industry. The additional capital expenditures recently committed to will help meet wind turbine manufacturers’ requirements for advanced custom bearing assemblies up to 11 feet in diameter for new, larger wind turbines with up to 3 megawatts capacity. The Company previously announced its current capital program to serve customers in the demanding medical and security equipment markets with high-speed low-decibel specialty bearing assemblies. The Company’s total investment in these expansion programs will be approximately $60 million when completed. For calendar 2007, Kaydon expects total capital expenditures to approximate $51 million. While these expansion programs are coming fully on-line, during the remainder of 2007, we expect to incur ramp up costs and other additional fixed expenses of approximately $2 million.
On February 27, 2007, the Company announced that as part of a leadership transition that Brian P. Campbell, President and Chief Executive Officer would be retiring from Kaydon on May 1, 2007, and would not stand for re-election to the Board of Directors at the 2007 Annual Meeting. On March 21, 2007, the Company announced the appointment of James O’Leary to the positions of President and Chief Executive Officer effective March 26, 2007. Mr. O’Leary will continue to serve on Kaydon’s Board of Directors which he joined in 2005. The leadership transition will result in additional costs of approximately $1.5 million during this year’s second quarter associated with a brief period of duplicative salaries and the vesting of certain previously granted equity awards.
During the first quarter of 2007, we made the decision to relocate a portion of the manufacturing of our Sealing Products segment from a higher cost facility in Baltimore, Maryland to a lower cost facility located in Mocksville, North Carolina. This relocation is expected to be completed by the end of 2007 and will result in a significantly more efficient manufacturing process and higher profitability. During the remainder of 2007, as this relocation is being completed, we expect to incur approximately $1.6 million of additional costs related to duplicative labor and operating expenses, recruitment, training, severance, and other items.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At March 31, 2007, the Company’s current ratio was 9.9 to 1 and working capital totaled $456.2 million. The Company’s cash balance of $375.2 million at March 31, 2007, along with our $300.0 million revolving credit facility, provide financial strength to support the Company’s objectives, including strategic acquisitions.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2006 Annual Report on Form 10-K, particularly Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Sales during the first quarter of 2007 equaled a record $106.9 million, an increase of 5.3 percent as compared to $101.5 million during a very strong first quarter of 2006. Increased sales across most of the Company’s key product lines, including specialty bearings, velocity control products, sealing products, liquid filtration products, metal alloys and machine tool components more than offset lower sales of metal forming equipment and air filtration products.
Specifically, Kaydon’s Friction and Motion Control Products reporting segment achieved sales of $60.7 million during the first quarter of 2007 as compared with $57.1 million during the first quarter of 2006, an increase of $3.6 million or 6.3 percent. This segment was positively affected by increased demand for specialty bearings utilized in the wind energy, medical, and defense markets. Demand also increased for split roller bearing products from international markets, including South Africa and China. These areas of growth more than offset weaker sales to manufacturers of semiconductor equipment.
During the first quarter 2007, the Company’s Velocity Control Products reporting segment sales increased $1.2 million or 7.9 percent, to $15.7 million, when compared with first quarter 2006 sales of $14.5 million. The increase is primarily due to continued strength across all major product categories from our distribution facility in Germany.
The Company’s Sealing Products reporting segment achieved sales of $12.0 million during the first quarter 2007, an increase of $1.2 million or 10.9 percent from first quarter 2006 sales of $10.8 million. The sales increase was due primarily to strong demand from both industrial and aerospace markets, along with recent selling price increases.
Sales of the Company’s remaining businesses equaled $18.5 million during the first quarter of 2007, a decrease from the first quarter 2006 of $0.5 million or 2.8 percent, as higher sales of liquid filtration products, metal alloys and machine tool components were more than offset by lower sales of metal forming equipment and air filtration products.

Gross profit equaled $44.8 million or 41.9 percent of sales for the first quarter of 2007 as compared to $41.5 million or 40.9 percent of sales for the first quarter of 2006. Gross profit was positively affected by higher sales volume as the majority of our operating units reported higher volume.
Selling, general, and administrative (“SG&A”) expenses, equaled $18.5 million or 17.4 percent of sales during the first quarter of 2007 as compared to $17.9 million or 17.6 percent of sales during the first quarter of 2006.
Depreciation and amortization during the first quarter 2007 equaled $4.5 million, compared to $4.4 million during the first quarter of 2006.
The Company’s operating income equaled $26.3 million or 24.6 percent of sales in the first quarter of 2007, as compared to $23.6 million or 23.3 percent of sales in the first quarter of 2006, an increase of 11.3 percent.
On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $16.3 million during the first quarter of 2007 as compared to $15.9 million during the comparable period last year. Operating income increased due to higher sales even as operating margin declined year-over-year. The operating margin decline is attributable to a mix shift, driven by growth in our lower, but still high, margin split roller bearings business, and higher period costs as we have added selling and marketing resources to pursue growth opportunities in Asia and Europe, and to fortify our domestic distribution channels.
The Velocity Control Products reporting segment contributed $4.1 million to the Company’s operating income during the first quarter of 2007 as compared to $3.7 million during the comparable period last year. Operating margin rose from 25.4 percent to 26.1 percent due to increased operating leverage.
The Sealing Products reporting segment contributed $2.5 million to the Company’s operating income during the first quarter of 2007 as compared to $1.0 million during the comparable period last year. This improvement was driven by higher sales, favorable mix, and favorable adjustments to inventory carrying values.
Despite lower sales, the Company’s other businesses contributed $2.6 million to the Company’s operating income during the first quarter of 2007 as compared to $1.9 million during the comparable period last year, primarily as a result of improved mix and the benefits of the plant consolidation by our liquid filtration business completed last year.
As a result of higher interest rates and higher cash and cash equivalent balances, interest income during the first quarter of 2007 was $4.6 million, as compared to $3.4 million during the first quarter of 2006. Interest expense during both the first quarter of 2007 and 2006 was $2.4 million.
The effective tax rate for first quarter 2007 was 36.1 percent which is expected to be the rate for all of 2007. The effective tax rate for the first quarter of 2006 was 32.6 percent, which included a $0.9 million reduction to the tax provision for deductions recognized after a positive examination by a taxing authority. This reduction to the tax provision improved 2006 first quarter earnings by $.03 per share on a diluted basis.
Net income for the first quarter of 2007 was $18.2 million or $0.57 per share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 9.6 percent when compared with first quarter 2006 net income of $16.6 million or $0.52 per share on a diluted basis, based on 34.8 million common shares outstanding.
Liquidity and Capital Resources
At March 31, 2007, the Company’s current ratio was 9.9 to 1 and working capital totaled $456.2 million, including $375.2 million of cash and cash equivalents. At December 31, 2006, the current ratio was 9.6 to 1 and working capital totaled $446.3 million, including cash and cash equivalents of $370.8 million. Total debt outstanding at the end of the first quarter 2007 and at year-end 2006 was $200.0 million.
Primarily as a result of higher net income, cash flow from operations during the first quarter 2007 equaled $18.1 million, compared to first quarter 2006 cash flow from operations of $15.1 million. During the first quarter 2007, the Company paid common stock dividends of $3.4 million, repurchased a total of 79,174 shares of Company common stock for $3.2 million, and invested $7.4 million in net capital expenditures.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter, provided certain contingencies are met, including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time during the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2007.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first quarter of 2007 equaled a record $141.7 million, resulting in a record backlog of $186.3 million at the end of the first quarter 2007 compared to first quarter 2006 orders of $95.9 million and first quarter of 2006 quarter-end backlog of $144.6 million. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 1 and Note 11) in the 2006 Annual Report on Form 10-K for additional information regarding long-lived assets.
Impairment of Goodwill and Indefinite-Lived Intangible Assets – The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. We currently utilize an 11 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. The discount rate used each year is the value-weighted average of the Company’s estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics. The consistent application of this methodology may result in changes in the discount rate in future periods. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 11) in the 2006 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.
4% Contingent Convertible Senior Subordinated Notes – We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2007.
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
To better understand the Notes and their impact on the Company’s financial reporting, readers should refer to Notes to Consolidated Financial Statements (Note 2 and Note 4) in the 2006 Annual Report on Form 10-K and other discussions in this quarterly report on Form 10-Q.
Retirement Benefits – Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on the Company’s estimates provided to and used by our actuaries in calculating such amounts.
We believe the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving yearly contribution and expense amounts as well as the amounts recorded for retirement benefits in our financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, salary growth rates, and long-term return on plan assets.
We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2006, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting greater than 90 percent of the Company’s pension plans’ total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for several smaller pension plans and the Company’s postretirement benefit plans. A similar, independent development of the discount rate assumption was used for the Company’s non-qualified pension plan. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets.

Assumed discount rates, expected rate of return on plan assets, and rate of compensation increase have a significant effect on the amounts reported for the pension plans. The impact of a one percent increase or decrease in each of these assumptions is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report on Form 10-K. Assumed annual health care and dental care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The impact of a one percent increase or decrease in each of these assumptions is included in the Notes to Consolidated Financial Statements (Note 7) in the 2006 Annual Report on Form 10-K.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 10) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 7) in the 2006 Annual Report on Form 10-K for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 13) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 9) in the 2006 Annual Report on Form 10-K for additional information regarding income taxes.

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” ,”could”, “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it does not guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 51 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for 2007) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2007:

	Total	Average	Total Number of	Maximum Number of
	Number	Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

January 1 to January 27	34,174	$39.65	34,174	4,848,971
January 28 to February 24	—	—	—	4,848,971
February 25 to March 31	45,000	$41.86	45,000	4,803,971

Total	79,174	$40.91	79,174

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description

10
Employment Agreement, dated March 23, 2007, between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2007 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
May 9, 2007	/s/ James O’Leary
James O’Leary
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Vice President and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10
Employment Agreement, dated March 23, 2007, between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2007 and incorporated herein by reference)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002