Form 10-Q
period 2007-06-30
KAYDON CORP
filed 2007-08-08
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For Quarter Ended June 30, 2007
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
Yes ☐      No ☑
Common Stock Outstanding at August 2, 2007 – 28,210,369 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

Page No.
Part I – Financial Information:

Item 1. Financial Statements	1

Consolidated Condensed Balance Sheets - June 30, 2007 (Unaudited) and December 31, 2006	1

Consolidated Condensed Statements of Operations (Unaudited) - Quarter and First Half Ended June 30, 2007 and July 1, 2006	2

Consolidated Condensed Statements of Cash Flows (Unaudited) - First Half Ended June 30, 2007 and July 1, 2006	3

Notes to Consolidated Condensed Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II – Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

Exhibit Index	28
Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan
Kaydon Corporation Supplemental Executive Retirement Plan, as Amended & Restated
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Change in Control Compensation Agreement
Statement Re: Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to 18 U.S.C. Section 1350

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$374,142,000	$370,789,000
Accounts receivable, net	64,147,000	54,066,000
Inventories, net	62,964,000	56,043,000
Other current assets	11,809,000	17,012,000

Total current assets	513,062,000	497,910,000

Property, plant and equipment, net	109,891,000	95,280,000
Goodwill, net	119,938,000	119,484,000
Other intangible assets, net	19,787,000	21,271,000
Other assets	2,871,000	3,611,000

Total assets	$765,549,000	$737,556,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,534,000	$23,044,000
Salaries and wages	8,664,000	9,961,000
Taxes payable	5,887,000	4,350,000
Interest payable	822,000	844,000
Other accrued expenses	13,530,000	13,433,000

Total current liabilities	50,437,000	51,632,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	53,058,000	52,744,000

Total long-term liabilities	253,058,000	252,744,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	46,853,000	43,889,000
Retained earnings	597,886,000	566,788,000
Less – Treasury stock, at cost	(195,107,000)	(188,708,000)
Accumulated other comprehensive income	8,729,000	7,518,000

Shareholders’ equity	462,054,000	433,180,000

Total liabilities and shareholders’ equity	$765,549,000	$737,556,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Second Quarter Ended		First Half Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$113,391,000	$102,664,000	$220,288,000	$204,169,000
Cost of sales	65,423,000	59,067,000	127,482,000	119,029,000

Gross profit	47,968,000	43,597,000	92,806,000	85,140,000
Selling, general and administrative expenses	19,619,000	17,430,000	38,166,000	35,345,000

Operating income	28,349,000	26,167,000	54,640,000	49,795,000
Interest expense	(2,365,000)	(2,388,000)	(4,752,000)	(4,799,000)
Interest income	4,756,000	3,927,000	9,381,000	7,323,000

Income before income taxes	30,740,000	27,706,000	59,269,000	52,319,000
Provision for income taxes	11,097,000	10,002,000	21,396,000	18,026,000

Net income	$19,643,000	$17,704,000	$37,873,000	$34,293,000

Weighted-average common shares:
Basic	27,832,000	27,836,000	27,853,000	27,840,000

Diluted	34,789,000	34,773,000	34,807,000	34,779,000

Earnings per share:
Basic	$0.71	$0.64	$1.36	$1.23

Diluted	$0.61	$0.55	$1.17	$1.07

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	June 30, 2007	July 1, 2006

Cash flows from operating activities	$37,212,000	$37,898,000

Cash flows used in investing activities:
Additions to property, plant and equipment, net	(20,180,000)	(7,580,000)

Cash used in investing activities	(20,180,000)	(7,580,000)

Cash flows from (used in) financing activities:
Cash dividends paid	(6,763,000)	(6,762,000)
Purchase of treasury stock	(7,186,000)	(3,404,000)
Proceeds from exercise of stock options	75,000	1,003,000
Excess tax benefits from stock-based compensation	157,000	547,000
Payments on debt	—	(32,000)

Cash used in financing activities	(13,717,000)	(8,648,000)

Effect of exchange rate changes on cash and cash equivalents	38,000	864,000

Net increase in cash and cash equivalents	3,353,000	22,534,000

Cash and cash equivalents – Beginning of period	370,789,000	320,804,000

Cash and cash equivalents – End of period	$374,142,000	$343,338,000

Cash paid for income taxes	$12,531,000	$13,344,000

Cash paid for interest	$4,000,000	$4,000,000

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

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2007, the Company had $99.6 million invested in U.S. Government treasury bills, $121.5 million invested in various money market and other short-term funds, $128.1 million invested in investment grade prime commercial paper of several United States issuers, and $21.1 million invested in time-deposits and other interest bearing accounts.

(3)	Inventories:

Inventories are summarized as follows:

	June 30, 2007	December 31, 2006

Raw material	$24,023,000	$20,851,000
Work in process	14,899,000	11,828,000
Finished goods	24,042,000	23,364,000

	$62,964,000	$56,043,000

(4)	Comprehensive Income:

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $0.9 million and $2.0 million, resulting in comprehensive income of $20.6 million and $19.7 million for the quarters ended June 30, 2007 and July 1, 2006. On a first half basis, other comprehensive income, net of tax, was approximately $1.2 million and $2.4 million, resulting in comprehensive income of $39.1 million and $36.7 million for the first halves ended June 30, 2007 and July 1, 2006.
(5)	Earnings per Share:

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Second Quarter Ended
	June 30, 2007	July 1, 2006

Numerators:
Numerators for basic earnings per share, net income	$19,643,000	$17,704,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,474,000	1,486,000

Numerators for diluted earnings per share	$21,117,000	$19,190,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,832,000	27,836,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	98,000	78,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,789,000	34,773,000

Earnings per share:
Basic	$0.71	$0.64

Diluted	$0.61	$0.55

	First Half Ended
	June 30, 2007	July 1, 2006

Numerators:
Numerators for basic earnings per share, net income	$37,873,000	$34,293,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	2,962,000	2,989,000

Numerators for diluted earnings per share	$40,835,000	$37,282,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,853,000	27,840,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	95,000	80,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,807,000	34,779,000

Earnings per share:
Basic	$1.36	$1.23

Diluted	$1.17	$1.07

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the third quarter of 2007. The Notes are discussed further in Note 7.

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

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction and Motion Control Products – complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, alternative-energy, and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.

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

	Second Quarter Ended		First Half Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales

Friction and Motion Control Products
External customers	$64,899,000	$60,615,000	$125,529,000	$117,677,000
Intersegment	57,000	32,000	114,000	63,000

	64,956,000	60,647,000	125,643,000	117,740,000
Velocity Control Products
External customers	16,156,000	14,278,000	31,825,000	28,796,000

Sealing Products
External customers	11,520,000	10,808,000	23,553,000	21,643,000
Intersegment	(39,000)	(18,000)	(79,000)	(41,000)

	11,481,000	10,790,000	23,474,000	21,602,000
Other
External customers	20,816,000	16,963,000	39,381,000	36,053,000
Intersegment	(18,000)	(14,000)	(35,000)	(22,000)

	20,798,000	16,949,000	39,346,000	36,031,000

Total consolidated net sales	$113,391,000	$102,664,000	$220,288,000	$204,169,000

	Second Quarter Ended		First Half Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Operating income

Friction and Motion Control Products	$18,581,000	$17,785,000	$34,921,000	$33,704,000
Velocity Control Products	4,221,000	3,291,000	8,314,000	6,983,000
Sealing Products	1,975,000	1,735,000	4,431,000	2,735,000
Other	3,210,000	1,539,000	5,818,000	3,458,000

Total segment operating income	27,987,000	24,350,000	53,484,000	46,880,000

State income tax provision
included in segment operating income	822,000	800,000	1,565,000	1,511,000

Items not allocated to segment operating income	(460,000)	1,017,000	(409,000)	1,404,000

Interest expense	(2,365,000)	(2,388,000)	(4,752,000)	(4,799,000)
Interest income	4,756,000	3,927,000	9,381,000	7,323,000

Income before income taxes	$30,740,000	$27,706,000	$59,269,000	$52,319,000

	Second Quarter Ended		First Half Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Additions to net property, plant and equipment
Friction and Motion Control Products	$11,343,000	$2,588,000	$16,859,000	$5,671,000
Velocity Control Products	224,000	130,000	491,000	358,000
Sealing Products	967,000	64,000	2,352,000	217,000
Other	182,000	673,000	356,000	1,180,000
Corporate	80,000	19,000	122,000	154,000

Total consolidated additions to net property, plant and equipment	$12,796,000	$3,474,000	$20,180,000	$7,580,000

	June 30, 2007	December 31, 2006

Total assets

Friction and Motion Control Products	$203,408,000	$177,061,000
Velocity Control Products	92,866,000	85,759,000
Sealing Products	25,204,000	21,445,000
Other	93,436,000	94,003,000
Corporate	350,635,000	359,288,000

Total consolidated assets	$765,549,000	$737,556,000

(7)	Long-term Debt:

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at June 30, 2007.

Interest expense on the Notes equaled $2.0 million for the second quarter of 2007. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the second quarter of 2007 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of June 30, 2007 and December 31, 2006 were $1.2 million and $1.8 million.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at June 30, 2007. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at June 30, 2007.

The Company’s outstanding debt was as follows:

	June 30, 2007	December 31, 2006

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000

(8)	Contingencies:

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of June 30, 2007, an undiscounted accrual in the amount of $1.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheet.

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

The changes in the carrying amount of goodwill for the first half ended June 30, 2007, were as follows:

	Friction and
	Motion	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2007	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000
Effect of foreign currency exchange rate changes	35,000	—	—	—	35,000

Balance as of March 31, 2007	$32,487,000	$43,200,000	$186,000	$43,646,000	$119,519,000
Effect of foreign currency exchange rate changes	419,000	—	—	—	419,000

Balance as of June 30, 2007	$32,906,000	$43,200,000	$186,000	$43,646,000	$119,938,000

Other intangible assets are summarized as follows:

	June 30, 2007		December 31, 2006
Amortized Intangible Assets	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$18,694,000	$8,406,000	$18,694,000	$7,273,000
Patents and developed technology	6,329,000	1,942,000	6,299,000	1,596,000
Distributor agreements	374,000	105,000	374,000	87,000
Product names	320,000	81,000	320,000	64,000

	$25,717,000	$10,534,000	$25,687,000	$9,020,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	June 30, 2007	December 31, 2006
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first half ended June 30, 2007	$1,514,000
For the first half ended July 1, 2006	$1,539,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2007	$3,027,000
For the year ending December 31, 2008	$2,957,000
For the year ending December 31, 2009	$2,633,000
For the year ending December 31, 2010	$2,272,000
For the year ending December 31, 2011	$1,448,000

(10)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows:

	Second Quarter Ended		First Half Ended
Pension Benefits	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$693,000	$759,000	$1,386,000	$1,518,000
Interest cost	1,459,000	1,394,000	2,918,000	2,788,000
Expected return on plan assets	(1,345,000)	(1,168,000)	(2,690,000)	(2,336,000)
Amortization of:
Unrecognized net prior service cost	8,000	50,000	16,000	100,000
Unrecognized net loss	255,000	362,000	510,000	724,000

Total	$1,070,000	$1,397,000	$2,140,000	$2,794,000

Postretirement Benefits	Second Quarter Ended		First Half Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$91,000	$92,000	$182,000	$184,000
Interest cost	201,000	203,000	402,000	406,000
Amortization of:
Unrecognized net prior service cost	(440,000)	(442,000)	(880,000)	(884,000)
Unrecognized net gain	(121,000)	(97,000)	(242,000)	(194,000)

Total	$(269,000)	$(244,000)	$(538,000)	$(488,000)

The Company expects to contribute approximately $26.1 million to its qualified pension plans in 2007, with $23.2 million being contributed during the third quarter.

(11)	Stock-Based Compensation

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first half of 2007 is as follows:

	First Half Ended
	June 30, 2007
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2007	365,267	$28.98
Granted	179,980	$43.97
Vested	(105,812)	$27.69
Canceled	(1,755)	$42.48

Outstanding at March 31, 2007	437,680	$35.40
Granted	3,000	$46.54

Outstanding at June 30, 2007	440,680	$35.48

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of the revision to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have decreased $1.2 million and $1.4 million during the second quarter and first half of 2007, and would have decreased $0.2 million and $0.3 million during the second quarter and first half of 2006.
A summary of stock option information for the first half of 2007 is as follows:

	First Half Ended
	June 30, 2007
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2007	75,250	$28.35
Granted	250,000	$43.03

Outstanding at March 31, 2007	325,250	$39.63
Granted	10,500	$46.54
Exercised	(3,250)	$23.04

Outstanding at June 30, 2007	332,500	$40.01

Exercisable at June 30, 2007	30,900	$26.66

Weighted-Avg. Fair Value of Options Granted	$12.73

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at June 30, 2007	8.9
Exercisable at June 30, 2007	4.7
The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent or 25.0 percent per year, commencing one year after the date of grant, and options expire five or ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.2 million and $0.3 during the second quarter and first half of 2007.

The aggregate intrinsic value of options outstanding at June 30, 2007 is $4.0 million.

(12)	Impact of Recently Issued Accounting Pronouncements

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

The Company had liabilities recorded for unrecognized tax benefits totaling $2,563,000 as of January 1, 2007, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $557,000 in liabilities for tax related interest and penalties on its consolidated balance sheet, as of January 1, 2007. In the first half of 2007 there were no material changes to the Company’s unrecognized tax benefits, including related interest and penalties. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the second quarter 2007, the Company continued to benefit from strong demand for our highly-engineered products across many of our key markets. The Company expects to continue to benefit from this strong demand during the balance of the year, however, because of the Company’s various product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
Order entry during the second quarter of 2007, equaled a second-quarter record $128.5 million, and contributed to our record quarter-end backlog of $201.5 million.
In July 2007 the Company committed to an additional phase of major capital expansion totaling $25 million to support the growth in the wind energy industry. The additional capital expenditures recently committed to will help meet wind turbine manufacturers’ requirements for advanced custom bearing assemblies up to 11 feet in diameter for new, larger wind turbines with up to 3 megawatts capacity. The Company’s total investment in wind energy expansion programs will be approximately $78 million when completed. For calendar 2007, Kaydon expects all capital expenditures to approximate $56 million. While these expansion programs are coming fully on-line we expect to incur ramp up costs and other additional fixed expenses. We incurred $0.2 million of these expenses in the second quarter and we expect to incur an additional approximately $1.8 million during the remainder of 2007.
The Company is in the process of relocating a portion of the manufacturing of its Sealing Products segment from a higher cost facility in Baltimore, Maryland to a lower cost facility located in Mocksville, North Carolina. This relocation is expected to be completed by the end of 2007 and will result in a significantly more efficient manufacturing process and higher profitability. During the second quarter 2007, we incurred approximately $0.3 million of additional costs associated with this transition. During the remainder of 2007, as this relocation is being completed, we expect to incur approximately $1.2 million of additional costs related to duplicative labor and operating expenses, recruitment, training, severance, and other items.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At June 30, 2007, the Company’s current ratio was 10.2 to 1 and working capital totaled $462.6 million. The Company’s cash balance of $374.1 million at June 30, 2007, along with our $300.0 million revolving credit facility, provide financial strength to support the Company’s objectives, including strategic acquisitions. The Company expects to contribute approximately $26.1 million to its qualified pension plans in 2007, with $23.2 million being contributed during the third quarter.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2006 Annual Report on Form 10-K, particularly Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Second Quarter Results
Sales during the second quarter of 2007 equaled a record $113.4 million, an increase of 10.4 percent as compared to $102.7 million during a very strong second quarter of 2006. Sales increases across most of the Company’s key product lines, including specialty bearings, velocity control products, sealing products, liquid filtration products, air filtration products, metal alloys and machine tool components, more than offset lower sales of metal forming equipment.
Specifically, Kaydon’s Friction and Motion Control Products reporting segment sales of $65.0 million during the second quarter of 2007 increased by $4.3 million or 7.1 percent as compared with the second quarter of 2006. This segment was positively affected by increased demand for split roller bearing products from international markets and demand for specialty bearings utilized in military, machinery, and heavy equipment markets, particularly wind energy. These areas of growth more than offset weaker sales to manufacturers of semiconductor and medical equipment.
During the second quarter 2007, the Company’s Velocity Control Products reporting segment sales increased $1.9 million or 13.2 percent, to $16.2 million, when compared with second quarter 2006 sales of $14.3 million. The increase is primarily due to continued strength across all major product categories from our distribution facility in Germany.
The Company’s Sealing Products reporting segment achieved sales of $11.5 million during the second quarter 2007, an increase of $0.7 million or 6.4 percent from second quarter 2006 sales of $10.8 million. The sales increase was due primarily to higher demand, principally in the aerospace market.
Sales of the Company’s remaining businesses equaled $20.8 million during the second quarter of 2007, an increase from the second quarter 2006 of $3.8 million or 22.7 percent, as higher sales of liquid filtration products, air filtration products, metal alloys and machine tool components more than offset lower sales of metal forming equipment.
Gross profit equaled $48.0 million or 42.3 percent of sales for the second quarter of 2007 as compared to $43.6 million or 42.5 percent of sales for the second quarter of 2006. Gross profit was positively affected by higher sales volume as the majority of our operating units reported higher volume. Second quarter 2007 gross profit was negatively affected by approximately $0.3 million of costs related to the ramp up of our wind energy business and also to relocate a portion of the Sealing Products reporting segment.

Selling, general, and administrative (“SG&A”) expenses, including $1.5 million of additional expenses related to the Company’s recent leadership transition partially offset by $0.3 million of favorable insurance experience, equaled $19.6 million or 17.3 percent of sales during the second quarter of 2007. SG&A expenses were $17.4 million or 17.0 percent of sales during the second quarter of 2006.
Depreciation, amortization of intangible assets, and amortization of stock awards during the second quarter 2007 equaled $2.9 million, $0.7 million, and $2.3 million, respectively. During the second quarter 2006, depreciation, amortization of intangible assets, and amortization of stock awards equaled $2.8 million, $0.8 million, and $0.8 million, respectively.
The Company’s operating income equaled $28.3 million or 25.0 percent of sales in the second quarter of 2007, as compared to $26.2 million or 25.5 percent of sales in the second quarter of 2006, an increase of 8.3 percent.
On a reporting segment basis, operating income from the Friction and Motion Control Products reporting segment was $18.6 million during the second quarter of 2007 as compared to $17.8 million during the comparable period last year. Operating income increased due to higher sales even as operating margin declined year-over-year. The operating margin decline is attributable to a mix shift, driven by growth in our lower, but still high, margin split roller bearings business.
The Velocity Control Products reporting segment contributed $4.2 million to the Company’s operating income during the second quarter of 2007 as compared to $3.3 million during the comparable period last year. Operating margin rose from 23.0 percent to 26.1 percent due to increased operating leverage.
The Sealing Products reporting segment contributed $2.0 million to the Company’s operating income during the second quarter of 2007 an increase of $0.2 million over the prior second quarter. This improvement was driven by higher sales.
The Company’s other businesses contributed $3.2 million to the Company’s operating income during the second quarter of 2007 as compared to $1.5 million during the comparable period last year, primarily as a result of the benefits of the plant consolidation by our liquid filtration business and the absence of the costs associated with the consolidation that were incurred in the second quarter of last year.
As a result of higher interest rates and higher cash and cash equivalent balances, interest income during the second quarter of 2007 was $4.8 million, as compared to $3.9 million during the second quarter of 2006. Interest expense during both the second quarter of 2007 and 2006 was $2.4 million.
The effective tax rate for second quarter 2007 was 36.1 percent which is expected to be the rate for all of 2007. The effective tax rate for the second quarter of 2006 was also 36.1 percent.
Net income for the second quarter of 2007 was $19.6 million or $0.61 per share on a diluted basis, based on 34.8 million common shares outstanding, an increase in diluted earnings per share of 10.9 percent when compared with second quarter 2006 net income of $17.7 million or $0.55 per share on a diluted basis, also based on 34.8 million common shares outstanding.
First Half Results
Sales for the first half of 2007 equaled $220.3 million, an increase of $16.1 million or 7.9 percent over the $204.2 million of sales in the first half of 2006. Gross profit for the first half of 2007 totaled $92.8 million, an increase of $7.7 million or 9.0 percent over the first half of 2006. Gross margin improved to 42.1 percent compared to 41.7 percent in the prior first half. Operating income was $54.6 million or 24.8 percent of sales compared to $49.8 million or 24.4 percent of sales in the first half of 2006. This improvement of $4.8 million, or 9.7 percent was due to the increased operating leverage associated with higher sales.
Liquidity and Capital Resources
At June 30, 2007, the Company’s current ratio was 10.2 to 1 and working capital totaled $462.6 million, including $374.1 million of cash and cash equivalents. At December 31, 2006, the current ratio was 9.6 to 1 and working capital totaled $446.3 million, including cash and cash equivalents of $370.8 million. Total debt outstanding at the end of the second quarter 2007 and at year-end 2006 was $200.0 million.
Cash flow from operations during the first half 2007 equaled $37.2 million, compared to first half 2006 cash flow from operations of $37.9 million. Higher first half 2007 net income and non-cash charges were offset by higher working capital associated with the higher sales levels in the first half this year compared with the first half of 2006. During the first half 2007, the Company paid common stock dividends of $6.8 million, repurchased a total of 159,174 shares of Company common stock for $7.2 million, and invested $20.2 million in net capital expenditures. The Company expects to contribute approximately $26.1 million to its qualified pension plans in 2007, with $23.2 million being contributed during the third quarter.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the third quarter of 2007.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at June 30, 2007.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first half of 2007 equaled a record $270.2 million, resulting in a record backlog of $201.5 million at June 30, 2007, compared to first half 2006 orders of $215.5 million and July 1, 2006 backlog of $161.5 million. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
4% Contingent Convertible Senior Subordinated Notes – We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the third quarter of 2007.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at June 30, 2007.
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
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 12) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 9) in the 2006 Annual Report on Form 10-K for additional information regarding income taxes.
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

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2007:

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

April 1 to April 28	—	—	—	4,803,971
April 29 to May 26	—	—	—	4,803,971
May 27 to June 30	80,000	$49.33	80,000	4,723,971

Total	80,000	$49.33	80,000

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 17, 2007, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007. The results were as follows:
Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld

David A. Brandon	19,174,227	7,303,256
Timothy J. O’Donovan	26,136,839	340,644
James O’Leary	26,159,605	317,878
Thomas C. Sullivan	25,653,514	823,969
The shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007 with the following vote: 26,360,355 votes for, 79,304 votes against and 37,824 votes abstained.

ITEM 5. OTHER INFORMATION
On August 7, 2007, the Compensation Committee of Kaydon Corporation, Inc., as authorized by the Company's Board of Directors, authorized and approved a cash payment of $200,000 to James O’Leary, Chairman and Chief Executive Officer of Kaydon Corporation, in connection with the relocation of his employment to Ann Arbor, Michigan, the Company’s principal office. The approved cash payment represents a portion of the losses to be sustained on the disposition of Mr. O’Leary’s principal residence in connection with Mr. O’Leary’s relocation.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan

10.2	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated

10.3	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci

10.4	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John R. Emling

10.5	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Kenneth W. Crawford

10.6	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Peter C. DeChants

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
August 8, 2007	/s/ James O’Leary
James O’Leary
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2007	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President – Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan

10.2	Kaydon Corporation Supplemental Executive Retirement Plan, as Amended and Restated

10.3	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci

10.4	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John R. Emling

10.5	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Kenneth W. Crawford

10.6	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Peter C. DeChants

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002