Form 10-Q
period 2007-09-29
KAYDON CORP
filed 2007-11-07
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended September 29, 2007	Commission File No. 0-12640
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)
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
Yes ☐     No ☑
     Common Stock Outstanding at November 1, 2007 — 27,911,985 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2007

PART I — FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 29, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$260,349,000	$370,789,000
Short-term investments	90,000,000	—
Accounts receivable, net	59,941,000	54,066,000
Inventories, net	66,744,000	56,043,000
Other current assets	13,292,000	17,012,000

Total current assets	490,326,000	497,910,000

Property, plant and equipment, net	124,041,000	95,280,000
Goodwill, net	120,209,000	119,484,000
Other intangible assets, net	19,066,000	21,271,000
Other assets	2,320,000	3,611,000

Total assets	$755,962,000	$737,556,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,530,000	$23,044,000
Salaries and wages	8,541,000	9,961,000
Taxes payable	4,345,000	4,350,000
Interest payable	2,822,000	844,000
Other accrued expenses	15,550,000	13,433,000

Total current liabilities	54,788,000	51,632,000

Long-term debt	200,000,000	200,000,000
Long-term liabilities	38,034,000	52,744,000

Total long-term liabilities	238,034,000	252,744,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	48,259,000	43,889,000
Retained earnings	610,822,000	566,788,000
Less — Treasury stock, at cost	(210,524,000)	(188,708,000)
Accumulated other comprehensive income	10,890,000	7,518,000

Shareholders’ equity	463,140,000	433,180,000

Total liabilities and shareholders’ equity	$755,962,000	$737,556,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$107,365,000	$99,676,000	$327,653,000	$303,845,000
Cost of sales	64,069,000	58,795,000	191,551,000	177,824,000

Gross profit	43,296,000	40,881,000	136,102,000	126,021,000
Selling, general and administrative expenses	18,840,000	16,011,000	57,006,000	51,356,000

Operating income	24,456,000	24,870,000	79,096,000	74,665,000
Interest expense	(2,390,000)	(2,390,000)	(7,142,000)	(7,189,000)
Interest income	4,752,000	4,363,000	14,133,000	11,686,000

Income before income taxes	26,818,000	26,843,000	86,087,000	79,162,000
Provision for income taxes	9,681,000	9,285,000	31,077,000	27,311,000

Net income	$17,137,000	$17,558,000	$55,010,000	$51,851,000

Weighted-average common shares:
Basic	27,659,000	27,819,000	27,789,000	27,833,000

Diluted	34,655,000	34,758,000	34,786,000	34,770,000

Earnings per share:
Basic	$0.62	$0.63	$1.98	$1.86

Diluted	$0.54	$0.55	$1.71	$1.62

Dividends declared per share	$0.15	$0.12	$0.39	$0.36

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	September 29, 2007	September 30, 2006

Cash flows from operating activities	$47,362,000	$55,351,000

Cash flows from (used in) investing activities:
Purchases of short-term investments	(162,606,000)	—
Proceeds from sale of short-term investments	72,606,000	—
Additions to property, plant and equipment, net	(37,001,000)	(15,425,000)

Cash used in investing activities	(127,001,000)	(15,425,000)

Cash flows from (used in) financing activities:
Cash dividends paid	(10,154,000)	(10,148,000)
Purchase of treasury stock	(22,612,000)	(3,404,000)
Proceeds from exercise of stock options	99,000	1,003,000
Excess tax benefits from stock-based compensation	232,000	585,000
Payments on debt	—	(49,000)

Cash used in financing activities	(32,435,000)	(12,013,000)

Effect of exchange rate changes on cash and cash equivalents	1,634,000	808,000

Net increase (decrease) in cash and cash equivalents	(110,440,000)	28,721,000

Cash and cash equivalents — Beginning of period	370,789,000	320,804,000

Cash and cash equivalents — End of period	$260,349,000	$349,525,000

Cash paid for income taxes	$15,862,000	$23,647,000

Cash paid for interest	$4,000,000	$4,000,000

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

(2)	Cash and Cash Equivalents, and Short-term Investments:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. In addition to its cash and cash holdings, in the third quarter of 2007 the Company began investing in short-term investments. These short-term investments are auction rate securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholders’ equity. The unrealized gains and losses at September 29, 2007, were not significant.

Cash and Cash Equivalents, and Short-term Investments are summarized below:

	September 29, 2007	December 31, 2006

Cash and Cash Equivalents:
U.S. Government treasury bills	$54,872,000	$119,384,000
Money market and other short-term funds	109,283,000	106,802,000
Commercial paper	89,561,000	95,667,000
Time deposits and other interest bearing accounts	2,022,000	46,638,000
Other cash	4,611,000	2,298,000

Cash and Cash Equivalents	$260,349,000	$370,789,000
Short-term Investments:
Auction rate securities	90,000,000	—

Short-term Investments	$90,000,000	—

	$350,349,000	$370,789,000

(3)	Inventories:

Inventories are summarized as follows:

	September 29, 2007	December 31, 2006

Raw material	$26,860,000	$20,851,000
Work in process	15,888,000	11,828,000
Finished goods	23,996,000	23,364,000

	$66,744,000	$56,043,000

(4)	Comprehensive Income:

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $2.2 million and $0.5 million, resulting in comprehensive income of $19.3 million and $18.1 million for the quarters ended September 29, 2007 and September 30, 2006. On a first three quarters basis, other comprehensive income, net of tax, was approximately $3.4 million and $2.9 million, resulting in comprehensive income of $58.4 million and $54.8 million for the first three quarters ended September 29, 2007 and September 30, 2006.

(5)	Earnings per Share:

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Third Quarter Ended
	September 29, 2007	September 30, 2006

Numerators:
Numerators for basic earnings per share, net income	$17,137,000	$17,558,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,488,000	1,521,000

Numerators for diluted earnings per share	$18,625,000	$19,079,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,659,000	27,819,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	137,000	80,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,655,000	34,758,000

Earnings per share:
Basic	$0.62	$0.63

Diluted	$0.54	$0.55

	First Three Quarters Ended
	September 29, 2007	September 30, 2006

Numerators:
Numerators for basic earnings per share, net income	$55,010,000	$51,851,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	4,451,000	4,510,000

Numerators for diluted earnings per share	$59,461,000	$56,361,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,789,000	27,833,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	138,000	78,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,786,000	34,770,000

Earnings per share:
Basic	$1.98	$1.86

Diluted	$1.71	$1.62

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the fourth quarter of 2007. The Notes are discussed further in Note 7.
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

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products (formerly Friction and Motion Control Products) — complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, alternative-energy, and other industrial applications. Products include anti-friction bearings, split roller bearings, specialty balls and retaining devices.

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

Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, short-term investments, certain prepaid expenses and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales
Friction Control Products
External customers	$59,990,000	$57,456,000	$185,519,000	$175,133,000
Intersegment	31,000	83,000	145,000	146,000

	60,021,000	57,539,000	185,664,000	175,279,000
Velocity Control Products
External customers	16,534,000	14,623,000	48,359,000	43,419,000
Sealing Products
External customers	12,018,000	10,339,000	35,571,000	31,982,000
Intersegment	(18,000)	(30,000)	(97,000)	(71,000)

	12,000,000	10,309,000	35,474,000	31,911,000
Other
External customers	18,823,000	17,258,000	58,204,000	53,311,000
Intersegment	(13,000)	(53,000)	(48,000)	(75,000)

	18,810,000	17,205,000	58,156,000	53,236,000

Total consolidated net sales	$107,365,000	$99,676,000	$327,653,000	$303,845,000

	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Operating income
Friction Control Products	$14,977,000	$16,882,000	$49,898,000	$50,586,000
Velocity Control Products	4,478,000	3,477,000	12,792,000	10,460,000
Sealing Products	2,182,000	1,653,000	6,613,000	4,388,000
Other	2,158,000	799,000	7,976,000	4,257,000

Total segment operating income	23,795,000	22,811,000	77,279,000	69,691,000

State income tax provision included in segment operating income	664,000	745,000	2,229,000	2,256,000

Items not allocated to segment operating income	(3,000)	1,314,000	(412,000)	2,718,000

Interest expense	(2,390,000)	(2,390,000)	(7,142,000)	(7,189,000)
Interest income	4,752,000	4,363,000	14,133,000	11,686,000

Income before income taxes	$26,818,000	$26,843,000	$86,087,000	$79,162,000

	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Additions to net property, plant and equipment

Friction Control Products	$15,822,000	$6,607,000	$32,681,000	$12,278,000
Velocity Control Products	175,000	166,000	666,000	524,000
Sealing Products	386,000	314,000	2,738,000	531,000
Other	344,000	654,000	700,000	1,834,000
Corporate	94,000	104,000	216,000	258,000

Total consolidated additions to net property, plant and equipment	$16,821,000	$7,845,000	$37,001,000	$15,425,000

	September 29, 2007	December 31, 2006

Total assets

Friction Control Products	$219,024,000	$177,061,000
Velocity Control Products	96,531,000	85,759,000
Sealing Products	24,817,000	21,445,000
Other	91,834,000	94,003,000
Corporate	323,756,000	359,288,000

Total consolidated assets	$755,962,000	$737,556,000

(7)	Long-term Debt:

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at September 29, 2007.

Interest expense on the Notes equaled $2.0 million for the third quarter of 2007. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the third quarter of 2007 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Note issuance costs included in other assets in the Consolidated Condensed Balance Sheets as of September 29, 2007 and December 31, 2006 were $0.9 million and $1.8 million.

The Company’s $300.0 million senior unsecured revolving credit facility provides for borrowings by and issuance of letters of credit for the account of the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 29, 2007. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at September 29, 2007.
The Company’s outstanding long-term debt was as follows:

	September 29, 2007	December 31, 2006

4% Contingent Convertible Senior Subordinated Notes due 2023	$200,000,000	$200,000,000

(8)	Contingencies:

The Company is involved in ongoing environmental remediation activities at certain manufacturing sites. As of September 29, 2007, an undiscounted accrual in the amount of $1.0 million, representing the Company’s best estimate for ultimate resolution of these environmental matters, is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheet.

Various other claims arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the Consolidated Condensed Balance Sheet.

(9)	Goodwill and Other Intangible Assets:

Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.

During the third quarter of 2007, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2007, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
The changes in the carrying amount of goodwill for the first three quarters ended September 29, 2007, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2007	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000
Effect of foreign currency exchange rate changes	35,000	—	—	—	35,000

Balance as of March 31, 2007	$32,487,000	$43,200,000	$186,000	$43,646,000	$119,519,000
Effect of foreign currency exchange rate changes	419,000	—	—	—	419,000

Balance as of June 30, 2007	$32,906,000	$43,200,000	$186,000	$43,646,000	$119,938,000
Effect of foreign currency exchange rate changes	271,000	—	—	—	271,000

Balance as of September 29, 2007	$33,177,000	$43,200,000	$186,000	$43,646,000	$120,209,000

Other intangible assets are summarized as follows:

	September 29, 2007		December 31, 2006
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships and lists	$18,694,000	$8,972,000	$18,694,000	$7,273,000
Patents and developed technology	6,366,000	2,115,000	6,299,000	1,596,000
Distributor agreements	374,000	114,000	374,000	87,000
Product names	320,000	91,000	320,000	64,000

	$25,754,000	$11,292,000	$25,687,000	$9,020,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 10 years, and for patents and developed technology is 13 years.

	September 29, 2007	December 31, 2006
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended September 29, 2007	$2,272,000
For the first three quarters ended September 29, 2006	$2,308,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2007	$3,027,000
For the year ending December 31, 2008	$2,957,000
For the year ending December 31, 2009	$2,633,000
For the year ending December 31, 2010	$2,272,000
For the year ending December 31, 2011	$1,448,000
(10)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows:

Pension Benefits	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$693,000	$760,000	$2,079,000	$2,278,000
Interest cost	1,460,000	1,392,000	4,378,000	4,180,000
Expected return on plan assets	(1,421,000)	(1,168,000)	(4,111,000)	(3,504,000)
Amortization of:
Unrecognized net prior service cost	8,000	50,000	24,000	150,000
Unrecognized net loss	255,000	363,000	765,000	1,087,000

Total	$995,000	$1,397,000	$3,135,000	$4,191,000

Postretirement Benefits	Third Quarter Ended		First Three Quarters Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$92,000	$92,000	$274,000	$276,000
Interest cost	199,000	203,000	601,000	609,000
Amortization of:
Unrecognized net prior service cost	(439,000)	(443,000)	(1,319,000)	(1,327,000)
Unrecognized net gain	(122,000)	(96,000)	(364,000)	(290,000)

Total	$(270,000)	$(244,000)	$(808,000)	$(732,000)

The Company contributed $23.2 million to its qualified pension plans in the third quarter 2007 and $26.1 million in the first three quarters. These contributions have resulted in the qualified pension plans being fully funded and are expected to substantially eliminate contributions for the next five years.

(11)	Stock-Based Compensation:

A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first three quarters of 2007 is as follows:

	First Three Quarters Ended
	September 29, 2007
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2007	365,267	$28.98
Granted	179,980	$43.97
Vested	(105,812)	$27.69
Canceled	(1,755)	$42.48

Outstanding at March 31, 2007	437,680	$35.40
Granted	3,000	$46.54

Outstanding at June 30, 2007	440,680	$35.48
Canceled	(2,584)	$31.68

Outstanding at September 29, 2007	438,096	$35.50

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of the revision to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees. Had the Company recognized compensation cost under this new approach for all outstanding restricted stock awards, the expense would have been essentially unchanged during the third quarter of 2007, would have decreased $1.4 million during the first three quarters of 2007, and would have decreased $0.2 million and $0.5 million during the third quarter and first three quarters of 2006.

     A summary of stock option information for the first three quarters of 2007 is as follows:

	First Three Quarters Ended
	September 29, 2007

		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2007	75,250	$28.35
Granted	250,000	$43.03

Outstanding at March 31, 2007	325,250	$39.63
Granted	10,500	$46.54
Exercised	(3,250)	$23.04

Outstanding at June 30, 2007	332,500	$40.01
Granted	10,000	$52.42
Exercised	(1,000)	$24.25

Outstanding at September 29, 2007	341,500	$40.42

Exercisable at September 29, 2007	30,900	$26.78

Weighted-Avg. Fair Value of Options Granted	$12.82

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at September 29, 2007	8.7
Exercisable at September 29, 2007	5.4
The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent or 20.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.2 million and $0.5 million during the third quarter and first three quarters of 2007.

The aggregate intrinsic value of options outstanding at September 29, 2007 is $4.0 million.

(12)	Impact of Recently Issued Accounting Pronouncements:

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

The Company had liabilities recorded for unrecognized tax benefits totaling $2,563,000 as of January 1, 2007, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $557,000 in liabilities for tax related interest and penalties on its consolidated balance sheet, as of January 1, 2007. In the first three quarters of 2007 there were no material changes to the Company’s unrecognized tax benefits, including related interest and penalties. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

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

(13)	Subsequent Event:

On October 26, 2007 Kaydon Corporation acquired Avon Bearings Corporation, “Avon,” in a cash transaction valued at $55 million. Headquartered in Ohio, Avon is a leading custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings, sells replacement bearings, and is known globally for its focus on engineering support, product quality, and proprietary manufacturing capabilities. Avon is expected to add approximately $30 million to Kaydon’s fiscal 2008 sales. On a reportable segment basis, Avon’s results will be included in the Friction Control Products segment. Kaydon is currently in the process of evaluating the allocation of the purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the third quarter 2007, the Company continued to benefit from strong demand for our highly-engineered products across many of our key markets. The Company expects to continue to benefit from this strong demand during the balance of the year, however, because of the Company’s various product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
Order entry during the third quarter of 2007, equaled a third-quarter record $117.3 million, and contributed to our record quarter-end backlog of $211.4 million.
In July 2007 the Company committed to an additional phase of major capital expansion to support the growth in the wind energy industry. The additional capital expenditures recently committed to will help meet wind turbine manufacturers’ requirements for advanced custom bearing assemblies up to 11 feet in diameter for new, larger wind turbines with up to 3 megawatts capacity. The Company’s total investment in wind energy expansion programs will be approximately $78 million when completed. For calendar 2007, Kaydon expects all capital expenditures to approximate $61 million. While these expansion programs are coming fully on-line we expect to incur ramp up costs and other additional fixed expenses. We incurred $0.6 million of these expenses in the third quarter and we expect to incur an additional approximately $1.0 million during the fourth quarter of 2007.
The Company is in the process of relocating a portion of the manufacturing of its Sealing Products segment from a higher cost facility in Baltimore, Maryland to a lower cost facility located in Mocksville, North Carolina. This relocation is expected to be substantially completed by the end of 2007 and will result in a significantly more efficient manufacturing process and higher profitability. During the third quarter 2007, we incurred approximately $0.3 million of additional costs associated with this transition. During the fourth quarter of 2007, we expect to incur approximately $0.5 million of additional costs related to this relocation.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At September 29, 2007, the Company’s current ratio was 8.9 to 1 and working capital totaled $435.5 million. The Company’s cash balance and short-term investments totaling $350.3 million at September 29, 2007, along with our $300.0 million revolving credit facility, provide financial strength to support the Company’s objectives, including strategic acquisitions. The Company contributed $23.2 million to its qualified pension plans in the third quarter 2007 and $26.1 million for the first three quarters. These contributions have resulted in the qualified pension plans being fully funded and are expected to substantially eliminate contributions for the next five years. In the third quarter of 2007 the Company repurchased 295,800 shares of Company common stock for $15.4 million.

On October 26, 2007, Kaydon Corporation acquired Avon Bearings Corporation, “Avon,” in a cash transaction valued at $55 million. Headquartered in Ohio, Avon is a leading custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings, sells replacement bearings, and is known globally for its focus on engineering support, product quality, and proprietary manufacturing capabilities. Avon is expected to add approximately $30 million to Kaydon’s fiscal 2008 sales.
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
Results of Operations
Third Quarter Results
Sales during the third quarter of 2007 were a third-quarter record $107.4 million, an increase of 7.7 percent as compared to $99.7 million during a very strong third quarter of 2006. Sales increased across all of the Company’s key product lines, including specialty bearings, velocity control products, sealing products, liquid filtration products, air filtration products, metal alloys, machine tool components, and metal forming equipment.
Specifically, Kaydon’s Friction Control Products reporting segment sales of $60.0 million during the third quarter of 2007 increased by $2.5 million or 4.3 percent as compared with the third quarter of 2006. This segment was positively affected by increased demand for split roller bearing products from international markets and demand for specialty bearings utilized in machinery, wind energy, and medical equipment markets. These areas of growth more than offset weaker sales to military, non-wind heavy equipment, and semiconductor markets.
During the third quarter 2007, the Company’s Velocity Control Products reporting segment sales increased $1.9 million or 13.1 percent, to $16.5 million, when compared with third quarter 2006 sales of $14.6 million. The sales increase was achieved due to strong demand in both our U.S. and German operations.
The Company’s Sealing Products reporting segment achieved sales of $12.0 million during the third quarter 2007, an increase of $1.7 million or 16.4 percent from third quarter 2006 sales of $10.3 million. The sales increase was due primarily to very strong demand in the hydrocarbon processing and aerospace markets.
Sales of the Company’s remaining businesses equaled $18.8 million during the third quarter of 2007, an increase from the third quarter 2006 of $1.6 million or 9.3 percent, due to higher demand in all of these businesses with particular strength in sales of our liquid and air filtration products.
Gross profit equaled $43.3 million or 40.3 percent of sales for the third quarter of 2007 as compared to $40.9 million or 41.0 percent of sales for the third quarter of 2006. Gross profit was positively affected by higher sales volume across many of our operating units. Third quarter 2007 gross profit was negatively affected by approximately $0.6 million of costs related to the ramp up of our wind energy expansion and to the relocation of a portion of our Sealing Products business. As compared to the current period, the third quarter of 2006 benefited from an exceptionally strong performance in our military business.
Selling, general, and administrative (“SG&A”) expenses, including expenses totaling approximately $0.3 million related to the wind energy expansion, equaled $18.8 million or 17.5 percent of sales during the third quarter of 2007. SG&A expenses were $16.0 million or 16.1 percent of sales during the third quarter of 2006. SG&A expenses during the third quarter 2006 were favorably impacted by an insurance refund and a reduction in environmental reserves, totaling approximately $0.8 million.
Depreciation, amortization of intangible assets, and amortization of stock awards during the third quarter 2007 equaled $2.8 million, $0.8 million, and $1.1 million, respectively. During the third quarter 2006, depreciation, amortization of intangible assets, and amortization of stock awards equaled $2.7 million, $0.8 million, and $0.8 million, respectively.
The Company’s operating income equaled $24.5 million, in the third quarter of 2007, equal to 22.8 percent of sales, compared to $24.9 million or 25.0 percent of sales in the third quarter of 2006.
On a reporting segment basis, operating income from the Friction Control Products reporting segment was $15.0 million during the third quarter of 2007 as compared to $16.9 million during the comparable period last year. This decline was due to the lower operating margin associated with higher proportionate growth of lower margin, but still high margin, split roller bearings, and lower sales of our military business, which were exceptionally high in the third quarter of 2006. In addition, this segment’s results included $0.6 million of expenses related to our wind energy expansion in third quarter 2007, and included in the prior third quarter the positive impact of a $0.5 million insurance refund.
The Velocity Control Products reporting segment contributed $4.5 million to the Company’s operating income during the third quarter of 2007 as compared to $3.5 million during the comparable period last year. Operating margin rose from 23.8 percent to 27.1 percent due to increased operating leverage experienced on higher incremental sales.
The Sealing Products reporting segment contributed $2.2 million to the Company’s operating income during the third quarter of 2007, an increase of $0.5 million over the prior third quarter. This improvement was driven by higher sales and strong market conditions in both our hydrocarbon processing and aerospace markets.
The Company’s other businesses contributed $2.2 million to the Company’s operating income during the third quarter of 2007 as compared to $0.8 million during the comparable period last year. This improvement was achieved primarily as a result of the benefits from the plant consolidation at our liquid filtration business and the absence of the consolidation costs associated with it that were incurred in the third quarter of last year.
As a result of higher interest rates and higher cash and cash equivalent and short-term investment balances, interest income during the third quarter of 2007 was $4.8 million, as compared to $4.4 million during the third quarter of 2006. Interest expense during both the third quarter of 2007 and 2006 was $2.4 million.
The effective tax rate for third quarter 2007 was 36.1 percent which is expected to be the rate for all of 2007. The effective tax rate for the third quarter of 2006 was 34.6 percent, which included a $0.5 million tax benefit related to the Company’s disposition for book value of an idle facility.
Net income for the third quarter of 2007 was $17.1 million or $0.54 per share on a diluted basis, based on 34.7 million common shares outstanding, compared with third quarter 2006 net income of $17.6 million or $0.55 per share on a diluted basis, based on 34.8 million common shares outstanding.
First Three Quarters Results
Sales for the first three quarters of 2007 equaled $327.7 million, an increase of $23.8 million or 7.8 percent over the $303.8 million of sales in the first three quarters of 2006. Gross profit for the first three quarters of 2007 totaled $136.1 million, an increase of $10.1 million or 8.0 percent over the first three quarters of 2006. Gross margin equaled 41.5 percent in both the first three quarters of 2007 and 2006. Operating income was $79.1 million or 24.1 percent of sales compared to $74.7 million or 24.6 percent of sales in the first three quarters of 2006. This improvement of $4.4 million, or 5.9 percent was due principally to the leverage associated with higher sales in the first three quarters of 2007 compared to the same period a year ago.
Liquidity and Capital Resources
At September 29, 2007, the Company’s current ratio was 8.9 to 1 and working capital totaled $435.5 million, including $350.3 million of cash and cash equivalents and short-term investments. At December 31, 2006, the current ratio was 9.6 to 1 and working capital totaled $446.3 million, including cash and cash equivalents of $370.8 million. Total debt outstanding at the end of the third quarter 2007 and at year-end 2006 was $200.0 million.
Cash flow from operations during the first three quarters 2007 equaled $47.4 million, compared to $55.4 million in the same period 2006. The year-over-year decline was due primarily to the Company’s $23.2 million third-quarter contribution to fully fund our qualified pension plans. On an after tax basis the contribution was a $14.9 million use of cash from operations. The Company’s contributions to its qualified pension plans totaled $26.1 million for the first three quarters of 2007. These contributions have resulted in the qualified pension plans being fully funded and are expected to substantially eliminate contributions for the next five years. During the first three quarters 2007, the Company invested $37.0 million in net capital expenditures, invested $90.0 million, net, in short-term investments, repurchased 454,974 shares of Company common stock for $22.6 million, and paid common stock dividends of $10.2 million. The Company dividend payments were at a quarterly rate of $0.12 per share. The dividend declared in July

2007, and paid early in the fourth quarter 2007, was at a quarterly rate of $0.15 per share.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the fourth quarter of 2007.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at September 29, 2007.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash and short-term investment balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first three quarters of 2007 equaled a record $387.5 million, resulting in a record backlog of $211.4 million at September 29, 2007, compared to first three quarters 2006 orders of $308.6 million and September 30, 2006 backlog of $155.0 million. Expected operating cash flows coupled with the Company’s current cash reserves, short-term investments, and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. We currently utilize an 11.5 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. The discount rate used each year is the value-weighted average of the Company’s estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated marketplace metrics. The consistent application of this methodology may result in changes in the discount rate in future periods. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
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
During the third quarter of 2007, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2007, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
To better understand this accounting policy and its impact on the Company, readers should refer to Notes to Consolidated Condensed Financial Statements (Note 9) in this quarterly report on Form 10-Q as well as Notes to Consolidated Financial Statements (Note 11) in the 2006 Annual Report on Form 10-K for additional information regarding goodwill and intangible assets.
4% Contingent Convertible Senior Subordinated Notes — We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the fourth quarter of 2007.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the Holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at September 29, 2007.
Net income used in the calculation of diluted earnings per share amounts is adjusted by adding back the after tax interest expense, including amortization of debt issuance costs, attributable to the Notes and total shares outstanding is increased by the number of shares that would be issuable upon conversion.
In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate on the Notes. The deductibility for tax purposes of the additional interest beyond the stated coupon rate may have to be recaptured, in part or in whole, if the Notes are redeemed or surrendered for conversion at an amount less than the tax accreted value. Should this happen, depending on other factors, tax payments may increase.
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
The Company’s contributions to its qualified pension plans totaled $26.1 million for the first three quarters of 2007. These contributions have resulted in the qualified pension plans being fully funded and are expected to substantially eliminate contibutions for the next five years.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 52 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for 2007) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.
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

PART II — OTHER INFORMATION:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the third quarter of 2007:

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

July 1 to July 28	—	—	—	4,723,971
July 29 to August 25	163,100	$53.84	—	4,560,871
August 26 to September 29	132,700	$50.08	—	4,428,171

Total	295,800	$52.15	—	4,428,171

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
November 7, 2007	/s/ James O’Leary
James O’Leary
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2007	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President — Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002