Form 10-K
period 2007-12-31
KAYDON CORP
filed 2008-02-27
CIK 740694

FORM 10-K

United States
Securities and Exchange Commission

Washington, DC 20549

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 1-11333
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

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933. Yes ☑  No ☐

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes ☐  No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2007 (based on the June 29, 2007 closing sales price of $52.12 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $1,449,000,000. For purposes of this calculation only, all executive officers and directors of the Registrant are assumed to be affiliates.

     Number of shares outstanding of the Registrant’s Common Stock at February 22, 2008:

27,821,265 Shares of Common Stock, par value $0.10 per share.

     Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances except to the extent required by applicable law. For a specific discussion of the risks and uncertainties that could affect the Company’s financial condition and/or operating results, please refer to Item 1A. Risk Factors herein.

PART I

ITEM 1. BUSINESS

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, performance-critical products for a broad customer base. Kaydon was incorporated under the laws of Delaware in 1983 as a wholly-owned subsidiary of Bairnco Corporation, its former parent company. The Company became a separate public company in 1984 when it was spun-out of Bairnco Corporation as a dividend to Bairnco’s shareholders. At the time of its incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearings and components and filters and filter housings, and also custom rings, shaft seals, linear deceleration products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of robotics, medical, material handling, machine tool positioning, aerospace, defense, alternative-energy, security, electronic and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

The Company has grown both organically through strategic investments in its business and through acquisitions. In 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.9 million. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings.

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

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, alternative-energy, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.

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

KAYDON CORPORATION FORM 10K 1

Net sales related to our three reportable segments and other operating segments during 2007, 2006 and 2005 are set forth in the following table:

	2007	2006	2005

	(In thousands)

Friction Control Products
External customers	$261,447	$233,843	$194,566
Intersegment – continuing operations	205	187	126
Intersegment – discontinued operations	—	—	302

	261,652	234,030	194,994
Velocity Control Products
External customers	63,912	56,733	53,839
Intersegment – continuing operations	—	—	(1)

	63,912	56,733	53,838
Sealing Products
External customers	46,831	42,085	38,632
Intersegment – continuing operations	(144)	(89)	(88)

	46,687	41,996	38,544
Other
External customers	79,192	71,331	67,219
Intersegment – continuing operations	(61)	(98)	(37)

	79,131	71,233	67,182

Total consolidated net sales	$451,382	$403,992	$354,558

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

We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. During 2007, 2006 and 2005, sales to no single customer exceeded 10 percent of Kaydon net sales. However, during 2007, sales to one customer exceeded 10 percent (12.8 percent) of net sales in the Friction Control Products reporting segment, sales to two customers exceeded 10 percent (23.4 percent, and 11.2 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (15.0 percent) of net sales in the other businesses. During 2006, sales to two customers exceeded 10 percent (23.6 percent, and 12.6 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (14.2 percent) of net sales in the other businesses. During 2005, sales to two customers exceeded 10 percent (23.1 percent, and 13.8 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (11.2 percent) of net sales in the other businesses.

We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. In 2007, we publicly announced the intention to invest an additional $48.0 million to expand our capacity and to maintain our leadership position in the supply of specialty bearings to serve the rapidly growing wind energy market. Other than this announcement, we have not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.

Backlog

We sell certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders.

2 KAYDON CORPORATION FORM 10K

Variability in backlog is affected by the timing of orders received, particularly when larger customers pull forward or push out major orders. Backlog in the Friction Control Products reporting segment was $191.2 million at December 31, 2007, including a recent acquisition, and was $110.3 million at December 31, 2006. Backlog in the Velocity Control Products reporting segment was $8.3 million at December 31, 2007 and $5.7 million at December 31, 2006. Backlog in the Sealing Products reporting segment was $27.8 million at December 31, 2007 and $24.6 million at December 31, 2006. Backlog in other businesses was $11.6 million at December 31, 2007, and $10.9 million at December 31, 2006.

Patents and Trademarks

The Company holds various patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on our present business as a whole.

Competition

The major domestic and foreign markets for our products in all reporting segments are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying by degree among products. Our competitors include a large number of other well-established diversified manufacturers, as well as other smaller companies. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines and services.

Employees

We employ approximately 2,125 people. Satisfactory relationships have generally prevailed between the Company and its employees.

International Operations

Certain friction control products are manufactured in Mexico and the United Kingdom, and certain velocity control products are assembled and distributed through a facility in Germany. In addition, within all reporting segments, we distribute an array of products principally throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

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

The industries in which we operate are fragmented and we face competition from multiple companies across our various product lines. We expect

KAYDON CORPORATION FORM 10K 3

competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Eaton, Timken, SKF, and INA/FAG, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.

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

Typically, sales of our products from our foreign subsidiaries and from our domestic subsidiaries selling to foreign locations account for approximately 30-35 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.

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

Kaydon’s critical performance products expose the Company to potential litigation-related costs which may adversely affect the Company’s financial position and operating results.

As a provider of critical performance products in a variety of industries including aerospace, defense, robotics, medical, material handling, machine tool positioning, alternative-energy and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.

In the past, costs related to legal proceedings and settlements have had a material effect on our business, financial condition, results of operations and liquidity. We cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed management’s current expectations and it is possible that such costs could

4 KAYDON CORPORATION FORM 10K

have a material adverse effect on the Company. In addition, litigation is time consuming and could divert management attention and resources away from our business.

Kaydon’s capacity expansion to supply custom bearings to a select group of global customers in the wind energy market may adversely affect the Company’s financial position and operating results.

Through 2007, we have committed to spend approximately $80 million to expand our capacity to supply custom bearings to the wind energy market. By 2009, we expect to supply well in excess of $100 million of specialty large-diameter bearings to a select group of financially strong, global wind turbine manufacturers. We face a risk of exposure to sales and earnings volatility if this rapidly growing industry attracts new competition, loses certain governmental incentives, or matures more rapidly than currently anticipated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction Control Products	Avon, Ohio Dexter, Michigan Mocksville, North Carolina Muskegon, Michigan Sumter, South Carolina (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico (2 sites)

Velocity Control Products	Farmington Hills, Michigan Langenfeld, Germany

Sealing Products	Baltimore, Maryland Mocksville, North Carolina

Other	Crawfordsville, Indiana Danville, Illinois Doraville, Georgia LaGrange, Georgia (2 sites) Sayreville, New Jersey

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Except for leased facilities in Monterrey, Mexico (2 sites), Langenfeld, Germany, and LaGrange, Georgia (1 site), substantially all of the properties are owned by the Company. None of the Company’s properties are subject to significant encumbrances. The Company’s manufacturing facilities currently have sufficient capacity or are being expanded to meet increased customer demand. The Company’s leased executive offices are located in Ann Arbor, Michigan.

ITEM 3. LEGAL PROCEEDINGS

Various claims, arising in the normal course of business are pending against the Company. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

KAYDON CORPORATION FORM 10K 5

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)
The following are the executive officers of Kaydon Corporation as of December 31, 2007, except for Mr. Behrman and Ms. Crane who became executive officers on February 14, 2008.

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

James O’Leary (45)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.

Anthony T. Behrman (44)	Vice President – Human Resources. Mr. Behrman joined Kaydon in December 2007. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE, and General Dynamics.

Debra K. Crane (52)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.

Kenneth W. Crawford (50)	Senior Vice President, Chief Financial Officer, Corporate Controller and Assistant Secretary. Mr. Crawford was promoted to his current position in May 2007. Prior to his promotion, Mr. Crawford was Vice President and Corporate Controller since joining Kaydon in 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.

Peter C. DeChants (55)	Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was promoted to his current position in May 2007. Prior to his promotion, Mr. DeChants was Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.

John R. Emling (51)	Senior Vice President and Chief Operating Officer. Mr. Emling was promoted to his current position in May 2007. Prior to his promotion, Mr. Emling was Senior Vice President of Operations since April 2000. He joined Kaydon in September 1998 as President – Specialty Bearings Products Group. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

6 KAYDON CORPORATION FORM 10K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol KDN. As of December 31, 2007, there were 735 holders of record of our common stock.

The following table sets forth high and low closing sales prices of our common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends declared per share for the periods indicated.

	2007 by Quarter			2006 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$55.68	$47.79	$0.15	$42.46	$35.99	$0.12
Third	57.14	48.94	0.15	38.82	33.47	0.12
Second	53.07	42.42	0.12	43.85	34.93	0.12
First	45.56	39.65	0.12	40.36	32.00	0.12

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the fourth quarter of 2007.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)

September 30 to October 27	—	—	—	4,428,171
October 28 to November 24	108,500	$51.56	108,500	4,319,671
November 25 to December 31	38,500	$48.97	38,500	4,281,171

Total	147,000	$50.88	147,000	4,281,171

(1)	In May 2005, the Company’s Board of Directors authorized management to repurchase up to 5,000,000 shares of its common stock in the open market.

KAYDON CORPORATION FORM 10K 7

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)			remaining available
	Number of securities		(B)	for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding options,	(excluding securities
	options, warrants and		warrants and	reflected
	rights		rights	in column (A))

Equity compensation plans approved by shareholders	346,500	(1)	$40.64	3,038,344	(3)
Equity compensation plans not approved by shareholders(2)	12,338		N/A	N/A

Total	358,838			3,038,344

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2007.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

8 KAYDON CORPORATION FORM 10K

ITEM 6. SELECTED FINANCIAL DATA

	2007		2006	2005		2004	2003

	(In thousands, except per share data)

Income Statement
Net Sales	$451,382		$403,992	$354,558		$296,731	$258,466
Gross Profit	184,300		167,426	139,030		121,158	97,869	(3)
Income From Continuing Operations	77,707	(1)	69,508	46,530		36,346	32,053	(4)
Income From Discontinued Operations	—		—	27,359	(2)	2,012	1,699
Net Income	$77,707	(1)	$69,508	$73,889		$38,358	$33,752	(4)
Balance Sheet
Total Assets – Continuing Operations	$786,565		$737,556	$670,587		$581,628	$552,802
Total Assets – Discontinued Operations	—		—	—		37,496	37,572
Cash and Cash Equivalents, and Short-term Investments	286,993		370,789	320,804		278,586	255,756
Total Debt	200,000		200,000	200,066		200,128	200,218
Cash Flow Data
Net Cash From Operating Activities	$74,259		$89,860	$41,224		$48,161	$55,053
Capital Expenditures, net	54,073		26,294	12,560		11,141	10,605
Depreciation and Amortization of Intangible Assets	15,002		14,312	13,831		11,199	11,132
Per Share Data
Earnings per Share From Continuing Operations – Diluted	$2.41	(1)	$2.17	$1.52		$1.22	$1.09	(4)
Earnings per Share From Discontinued Operations – Diluted	—		—	0.79	(2)	0.06	0.05
Earnings per Share – Diluted	2.41	(1)	2.17	2.30	(2)	1.27	1.14	(4)
Dividends Declared per Share	0.54		0.48	0.48		0.48	0.48

(1)	Includes the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

(2)	Includes the after tax effect, $25.4 million or $0.73 per share, of the net gain on the sale of the Power and Data Transmission Products Group.

(3)	Includes a $3.8 million favorable impact related to a legal settlement.

(4)	Includes the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.8 million favorable legal settlement, a pre-tax $0.9 million gain on the sale of a building, and the pre-tax $0.8 million negative effect of restructuring charges.

KAYDON CORPORATION FORM 10K 9

ITEM 7. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide proprietary, value-added products to a diverse customer base covering a broad spectrum of industries. This strategic customer diversification means that demand for our products depends, in part, upon certain general economic conditions, which affect our markets in varying ways from year to year. Similar to 2005 and 2006, during 2007 the Company continued to benefit from a strong manufacturing economy. As a result, the Company experienced strong demand for its specialty products from various key markets including wind energy, machinery, aerospace, defense, and petrochemical processing, which resulted in record annual sales of $451.4 million. Benefiting from the record sales, the Company generated net income of $77.7 million, and cash flow from operations of $74.3 million during 2007. Despite our strong cash flow from operations, cash and cash equivalents, and short-term investments decreased $83.8 million during the year as the Company invested $54.1 million in net capital expenditures, $54.9 million on an acquisition, $30.1 million for stock repurchases, $26.1 million to fully fund its qualified pension plans, and increased its common stock dividend. The total order book for 2007 equaled $505.5 million, compared to $405.3 million in 2006, and $398.3 million in 2005. Our record 2007 year-end backlog of $238.9 million provides a firm foundation for operating performance in 2008, particularly in the latter half.

In 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.9 million. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings.

The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted markets, especially during a period of sustained economic growth. During 2007, the Company announced two additional phases to increase its capacity to provide performance-critical specialty bearings to serve the rapidly growing wind energy market. The Company also made substantial progress on the relocation of a portion of the manufacturing of its Sealing Products segment from a higher cost facility in Baltimore, Maryland to a lower cost facility in Mocksville, North Carolina. We believe that these initiatives will be important growth drivers for both North American and international sales in the years ahead. In addition, the Company continued its Lean Sigma effort and its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence.

The Company’s 2007 effective tax rate was 35.1 percent as compared to the 2006 effective tax rate of 34.0 percent which reflected in 2006 reductions to the tax provision totaling $1.7 million related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods. Absent any similar items, we currently expect the effective tax rate for 2008 to be approximately 36.0 percent.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. The Company’s current cash and short-term investment balances, its $300.0 million revolving credit facility, and other available financial resources enhance liquidity and provide additional financial strength to support the Company’s objectives, including strategic acquisitions.

As disclosed in Item 8 of this Annual Report, the Company has concluded that its system of internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm’s report on internal control over financial reporting is also included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

In summary, in the future the Company expects to benefit from a favorable manufacturing economy and resultant capital spending levels, the growth of key markets such as the wind energy and medical equipment industries, and the utilization of current liquidity levels in completing both internal growth initiatives and strategic acquisitions. However, because many of these factors are external to the Company, it is difficult to predict the specific impact they may have on the Company’s future operating results.

The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements contained in Item 8 of this Annual Report to assist in understanding the Company’s results of operations, its financial condition, cash flows, capital structure and other relevant financial information.

10 KAYDON CORPORATION FORM 10K

Analysis of 2007 Operations Compared to 2006 Operations

Selected Data For The Year 2007 Compared With The Year 2006

	For the Years Ended
	December 31,

	2007	2006

	(In thousands, except per share amounts)

Results from operations:
Net sales	$451,382	$403,992
Gross profit	$184,300	$167,426
Gross profit margin	40.8%	41.4%
Selling, general and administrative expenses	$73,037	$68,746
Operating income	$111,263	$98,680
Operating margin	24.6%	24.4%
Interest expense	$(9,552)	$(9,554)
Interest income	$18,051	$16,253
Net income	$77,707	$69,508
Earnings per share - diluted	$2.41	$2.17

Record net sales of $451.4 million in 2007 increased $47.4 million or 11.7 percent compared to 2006’s net sales of $404.0 million. Specifically, the Friction Control Products reporting segment achieved sales of $261.7 million during 2007, up $27.6 million or 11.8 percent compared to 2006 sales of $234.0 million. The increase is principally the result of increased sales of custom-engineered bearings to the wind energy market of $11.7 million, the machinery market of $7.4 million, the $4.3 million of sales from recently acquired Avon Bearings Corporation, and higher sales of split roller bearings, which increased $10.7 million. Sales to the specialty electronics market declined $5.7 million compared to the prior year. Our Velocity Control Products reporting segment achieved sales of $63.9 million during 2007, up $7.2 million, or 12.7 percent from 2006 sales of $56.7 million, reflecting increased sales of gas springs, hydraulic dampers, and other products particularly in Germany and other European countries. Our Sealing Products reporting segment achieved sales of $46.7 million during 2007, an increase of $4.7 million, or 11.2 percent from 2006 sales of $42.0 million, as demand increased in aerospace, defense, and railroad markets. Demand in the petroleum processing market continued to be strong. Our other businesses achieved sales of $79.1 million during 2007, up $7.9 million or 11.1 percent from 2006 sales of $71.2 million. Sales of our other businesses increased primarily due to growth in our liquid and air filtration businesses.

Gross profit for 2007 equaled $184.3 million or 40.8 percent of sales as compared to $167.4 million or 41.4 percent of sales for 2006. Higher gross profit was attributable to increased demand for our products in all business segments. Lower gross margin was due to the combined effects of product mix shifts, costs to ramp up our wind energy expansion, and higher costs associated with the partially completed relocation of a portion of our Sealing Products business.

Selling, general and administrative expenses totaled $73.0 million, including the $5.0 million positive effect of the gain on the sale of a component of the Friction Control Products reporting segment, and equaled 16.2 percent of sales. Selling, general and administrative expenses in 2006 totaled $68.7 million or 17.0 percent of sales. Selling, general and administrative expenses increased in support of higher sales, particularly in the expansion of the Company’s sales force, and also because of accelerated amortization of stock awards associated with the retirements of two executive officers during 2007.

Operating income, including the aforementioned $5.0 million gain, equaled $111.3 million during 2007, compared to $98.7 million in 2006, with operating margins of 24.6 percent and 24.4 percent in 2007 and 2006.

On a reporting segment basis, operating income from the Friction Control Products reporting segment was $74.2 million during 2007 as compared to $67.9 million during 2006. The increase is the result of higher sales of custom-engineered bearings to the wind energy and machinery equipment markets, and of split roller bearing products used globally in various industrial markets, and the $5.0 million gain on the sale of a component of this reporting segment.

The Velocity Control Products reporting segment contributed $16.2 million to our consolidated operating income during 2007 as compared to $12.9 million during 2006. The Sealing Products reporting segment contributed $8.5 million to our consolidated operating income during 2007 as compared to $6.4 million during 2006. The increased operating income in both of these segments was due primarily to higher sales in 2007.

Our other businesses contributed $10.8 million to our consolidated operating income during 2007 as compared to $6.5 million during 2006. Each of our other businesses generated increased operating income in 2007 compared with 2006, primarily as a result of higher sales, particularly of our liquid and air filtration products.

During both 2007 and 2006, $9.3 million of interest and amortization of issuance costs related to our $200.0 million of 4% Contingent Convertible

KAYDON CORPORATION FORM 10K 11

Senior Subordinated Notes was charged to interest expense.

Because of higher investment interest rates and higher average cash and cash equivalent, and short-term investment balances, interest income increased to $18.1 million during 2007, compared with $16.3 million during 2006.

The effective tax rate for 2007 was 35.1 percent compared to 34.0 percent in 2006. The effective tax rate for 2006 reflects reductions to the tax provision related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods, totaling $1.7 million. We expect the effective tax rate for 2008 to be approximately 36.0 percent.

Our net income for 2007, including the $3.1 million after tax gain on the sale of a component of a reporting segment, was $77.7 million or $2.41 per share on a diluted basis, based on 34.7 million common shares outstanding, compared with net income for 2006 of $69.5 million or $2.17 per share on a diluted basis, based on 34.8 million common shares outstanding.

Analysis of 2006 Operations Compared to
2005 Operations

Selected Data For The Year 2006 Compared With The Year 2005

	For the Years Ended
	December 31,

	2006	2005

	(In thousands, except per share amounts)

Results from continuing operations:
Net sales	$403,992	$354,558
Gross profit	$167,426	$139,030
Gross profit margin	41.4%	39.2%
Selling, general and administrative expenses	$68,746	$68,854
Operating income	$98,680	$70,176
Operating margin	24.4%	19.8%
Interest expense	$(9,554)	$(9,579)
Interest income	$16,253	$8,747
After tax income	$69,508	$46,530
Earnings per share - diluted	$2.17	$1.52

Net sales of continuing operations of $404.0 million in 2006 increased $49.4 million or 13.9 percent compared to 2005’s net sales of $354.6 million. Specifically, the Friction Control Products reporting segment achieved sales of $234.0 million during 2006, up $39.0 million or 20.0 percent compared to 2005 sales of $195.0 million. The increase was principally the result of higher demand for custom-engineered bearings to various defense-related markets of $15.1 million, the wind energy market of $6.8 million, the heavy equipment market of $3.9 million, the medical equipment market of $3.2 million, the specialty electronics market of $2.5 million, and the machinery market of $1.9 million. Sales of split roller bearings, used globally in various industrial markets, increased $4.8 million compared to 2005. Our Velocity Control Products reporting segment achieved sales of $56.7 million during 2006, up $2.9 million, or 5.4 percent from 2005 sales of $53.8 million, reflecting increased sales of gas springs, hydraulic dampers, and other products in Germany and other European countries. Our Sealing Products reporting segment achieved sales of $42.0 million during 2006, an increase of $3.5 million, or 9.0 percent from 2005 sales of $38.5 million, as demand increased from both the aerospace and petroleum processing markets. Our other businesses achieved sales of $71.2 million during 2006, up $4.0 million, or 6.0 percent from 2005 sales of $67.2 million. Sales growth in our other businesses was due primarily to growth in our air and liquid filtration businesses.

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

Selling, general and administrative expenses from continuing operations totaled $68.7 million or 17.0 percent of sales in 2006, compared to $68.9 million or 19.4 percent of sales for 2005. Primarily as a result of the Company’s effort to reduce its exposure to changes in exchange rates applicable to non-functional currency assets and liabilities, we recorded an exchange gain of $0.3 million in 2006, compared to an exchange loss of $2.9 million in 2005, resulting in a $3.2 million decrease in selling, general and administrative expenses when comparing 2006 to 2005. In addition, in 2006 the Company’s selling, general and administrative expenses were favorably impacted by $0.8 million resulting from an insurance refund, and a reduction in the Company’s environmental reserves.

Operating income from continuing operations equaled $98.7 million during 2006, compared to $70.2 million in 2005, with operating margins of 24.4 percent and 19.8 percent in 2006 and 2005.

On a reporting segment basis, operating income from the Friction Control Products reporting segment

12 KAYDON CORPORATION FORM 10K

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

Liquidity, Working Capital, and Cash Flows

One of our financial strategies is to maintain an adequate level of liquidity supported by strong cash flow, which continued in 2007. Historically, we have generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. One of our strengths is our ability to generate cash from operations in excess of requirements for capital investments and dividends. Net cash from operating activities equaled $74.3 million in 2007, $89.9 million in 2006, and $41.2 million in 2005. Net cash from operating activities in 2007 declined compared to 2006 due to the full funding of our qualified pension plans in 2007 and investment in working capital associated with sales growth, which were only partially offset by higher net income. The pension funding is expected to substantially eliminate contributions to these plans for the next five years. Net capital expenditures to expand productive capacity, improve quality, and reduce costs equaled $54.1 million in 2007, $26.3 million in 2006 and $12.6 million in 2005. The increase in capital expenditures in 2007 compared to 2006 was driven principally by the wind energy growth initiative announced in 2006 and expanded in 2007. This initiative will increase the Company’s capacity to provide performance-critical specialty bearings to serve the rapidly growing wind energy industry. During 2007, the Company announced its intention to increase by $48.0 million the investment in this initiative. This investment, combined with the $30.0 million investment announced in 2006, will result in a total investment of approximately $80.0 million to expand our wind energy production capabilities. During 2007, capital expenditures totaled $29.1 million for the wind energy growth initiative. During 2008, we expect to invest approximately $70-$75 million in net capital expenditures. The Company paid common

KAYDON CORPORATION FORM 10K 13

stock dividends totaling $14.4 million in 2007 and $13.5 million in each of 2006 and 2005. The dividend payments in 2005, 2006, and through the third quarter 2007, were at a quarterly rate of $0.12 per share. The dividend declared in July 2007, and paid early in the fourth quarter, was at a quarterly rate of $0.15 per share.

During 2005, the Company entered into an agreement for its senior credit facility with its syndicate of lenders. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2007. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at December 31, 2007.

Fees related to the revolving credit facility of approximately $1.2 million are being amortized as a component of interest expense over a five-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2007, equaled $0.6 million.

During 2005, we completed the sale of the Power and Data Transmission Products Group for $71.4 million cash, resulting in an after tax gain of $25.4 million or $0.73 per diluted share, which is reported as a component of income from discontinued operations.

The Company continues its corporate development efforts to complement internal growth through the acquisition of additional companies that meet Kaydon’s well-disciplined criteria, and on October 26, 2007, acquired Avon Bearings Corporation for $54.9 million. An independent appraiser was engaged to assist management in determining the fair values of separately recognized intangible assets of Avon. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values, the excess cost of the acquisition, equal to $27.4 million, was recognized as goodwill. In January 2005, the Company acquired Purafil, Inc. for $42.7 million. An independent appraiser was engaged to assist management in determining the fair values of separately recognized intangible assets of Purafil. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values, the excess cost of the acquisition, equal to $18.5 million, was recognized as goodwill.

The Company’s payments to various taxing authorities were $25.1 million, $28.9 million, and $38.0 million during 2007, 2006 and 2005. Tax payments for 2005 include $16.6 million related to the gain on the sale of discontinued operations. Tax payments are estimated to be approximately $44 million during 2008.

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met including that our common stock has traded above $34.99 for specified periods of time. The Notes may not be redeemed by us until May 30, 2008 but are redeemable at any time thereafter at par, plus accrued and unpaid interest. The Notes are convertible into common stock upon the issuance of a notice of redemption. Holders of the Notes will have the option to require us to purchase their Notes at par for one day each at the end of 5, 10, and 15 years after issuance. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.

In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate. The additional

14 KAYDON CORPORATION FORM 10K

interest may have to be recaptured for tax purposes, in part or in whole, if the Notes are redeemed or surrendered for conversion at an amount less than the tax accreted value. Should this happen, depending on other factors, tax payments may increase. The total deferred tax liability on the additional interest deduction representing the potential tax payment from the redemption or conversion totaled $18.4 million at December 31, 2007. Redemption or conversion of the Notes may cause volatility in tax payments, cash flows and the liquidity of the Company.

Note issuance costs of approximately $6.5 million are being amortized as a component of interest expense over a five-year period. Unamortized note issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2007 equaled $0.5 million.

We repurchased 601,974 shares of our common stock in 2007 for $30.1 million compared to 96,355 shares in 2006 for $3.4 million and 207,771 shares in 2005 for $6.1 million. In 2005, the Company’s Board of Directors authorized a new share repurchase program of up to 5,000,000 shares that replaced the existing program. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 718,829 shares have been repurchased as of December 31, 2007. We will continue to make opportunistic stock repurchases during 2008, the amount of which will depend on the market for our common stock and our financial position and liquidity.

We believe our current cash and short-term investment balances and future cash flows from operations, along with our borrowing capacity and access to financial markets are adequate to fund our strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

At December 31, 2007, the current ratio was 7.5 to 1 and working capital totaled $380.4 million, including cash and cash equivalents, and short-term investments of $287.0 million.

The Company has recorded in other assets a $15.0 million gross investment representing the non-current portion of the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. At December 31, 2007, an unrealized loss on this investment totaling $0.3 million, $0.2 million net of tax, was recorded to reduce the value of the long-term asset, with an offset to accumulated other comprehensive income.

Our significant contractual obligations as of December 31, 2007 are set forth below:

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)

4% Contingent Convertible Senior Subordinated Notes due 2023 (puttable in 2008)	$200,000	$200,000	$—	$—	$—
Operating leases	13,375	2,073	5,199	3,398	2,705
Purchase obligations for property, plant and equipment	29,460	29,460	—	—	—

Total	$242,835	$231,533	$5,199	$3,398	$2,705

Holders of our Notes may require us to repurchase all or a portion of their Notes on May 23, 2008. If the holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at December 31, 2007. See the Notes to Consolidated Financial Statements (Note 4) for additional information about the Notes. Interest payments on the Notes, including anticipated contingent interest, are expected to be $8.6 million in 2008.

We do not expect to contribute to our qualified pension plans, but expect to contribute approximately $0.8 million to our postretirement benefit plans in 2008.

Corporate Development

Our corporate development efforts are aimed to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth. In 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.9 million. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. In 2005, we acquired all

KAYDON CORPORATION FORM 10K 15

of the outstanding stock of Purafil, Inc., a manufacturer and distributor of gas phase air filtration systems and media, in a cash transaction valued at $42.7 million.

Litigation

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

Impairment of Long-Lived Assets – We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets including fixed assets and amortizable intangible assets may warrant revision or that remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we use an estimate of undiscounted future cash flows over the remaining lives of the long-lived assets that is compared to the carrying value of the asset to evaluate whether the asset costs are recoverable.

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

We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. In 2007 we used an 11.5 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. In 2006 an 11 percent discount rate was utilized. The discount rate used each year is the value-weighted average of the Company’s estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics. The principal marketplace metric used in the estimation of the discount rate, which changed from 2006 to 2007, was an industry capital structure that was more heavily weighted toward

16 KAYDON CORPORATION FORM 10K

the equity component, which has a higher cost. Our calculation methodology was unchanged during 2007, and the consistent application of this methodology may result in changes in the discount rate in future periods. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

Certain trademarks are the Company’s only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

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

4% Contingent Convertible Senior Subordinated Notes – We have outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of our common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2008.

Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at December 31, 2007.

Generally accepted accounting principles require that the impact of contingently convertible instruments that are convertible into common stock upon the achievement of a specified market price of the issuer’s shares, such as the Company’s Notes, should be included in diluted earnings per share computations regardless of whether or not the market price trigger has been met. Accordingly, net income used in the calculation of diluted earnings per share amounts is adjusted by adding back the after tax interest expense, including amortization of debt issuance costs attributable to the Notes, and total shares outstanding are increased by the number of shares that would be issuable upon conversion.

In addition, the contingent interest feature of the Notes requires the Company to deduct for tax purposes an amount of interest expense that is greater than the stated coupon rate. The additional interest deduction on the Notes may have to be recaptured for tax purposes, in part or in whole, if the Notes are redeemed or surrendered for conversion at an amount less than the tax accreted value. Should this happen, depending on other factors, tax payments may increase. If the Notes are redeemed or surrendered for conversion at an amount less than the tax accreted value, the deferred tax liability provided for, which totals $18.4 million at December 31, 2007, would be eliminated through an adjustment to the Company’s shareholders’ equity and would not affect current tax accounts.

We believe that the impact the Notes have on the accounting for our diluted earnings per share calculations, and tax-related account balances as discussed above are critical to the understanding of our current financial condition and results of operations. The existence of the Notes has caused further dilution to our diluted earnings per share calculation, and redemption or surrender for conversion of the Notes at an amount less than the tax accreted value may

KAYDON CORPORATION FORM 10K 17

cause volatility in tax payments, cash flows and the liquidity of the Company.

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

We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2007 and 2006, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting greater than 90 percent of the Company’s pension plans’ total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for all qualified pension plans and the Company’s postretirement benefit plans. In 2007 and 2006, a similar, independent development of the discount rate assumption was used for the non-qualified pension plan. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 were based on investment yields available on long-term corporate bonds. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets.

Assumed discount rates, expected rate of return on plan assets, and rate of compensation increase have a significant effect on the amounts reported for the pension plans. A 1.0 percent increase in the discount rate would have decreased the net periodic benefit cost by $1.4 million during 2007, and would have decreased the projected benefit obligation as of the measurement date by $10.7 million. A 1.0 percent decrease in the discount rate would have increased the net periodic benefit cost by $1.5 million during 2007, and would have increased the projected benefit obligation as of the measurement date by $13.1 million. A 1.0 percent increase in the expected rate of return on plan assets would have decreased the net periodic benefit cost by $0.7 million during 2007, and a 1.0 percent decrease in the expected rate of return on plan assets would have increased the net periodic benefit cost by $0.7 million during 2007. A 1.0 percent increase in the rate of compensation increase would have increased the net periodic benefit cost by $0.7 million during 2007, and would have increased the projected benefit obligation as of the measurement date by $3.2 million. A 1.0 percent decrease in the rate of compensation increase would have decreased the net periodic benefit cost by $0.6 million, and would have decreased the projected benefit obligation as of the measurement date by $2.6 million.

18 KAYDON CORPORATION FORM 10K

The following table summarizes certain of the Company’s assumptions:

	Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	6.50%	6.00%	6.50%	6.00%
Discount rate – non-qualified pension plan	6.25%	5.75%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

Income Taxes – We record deferred tax assets and liabilities using enacted tax rates for the effect of differences between the book and tax basis of recorded assets and liabilities. These deferred tax assets and liabilities are reviewed for recoverability by using estimates of future taxable income streams and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. Income tax is provided based upon an effective tax rate that is dependent upon tax regulations governing the regions in which we conduct business, geographic composition of worldwide earnings, the availability of tax credits and other factors. In 2006 and 2005 our effective tax rate was affected by reductions to our tax provision related to deductions recognized for financial reporting purposes, after examinations by taxing authorities, or after the expiration of applicable review periods.

The Company has liabilities recorded for unrecognized tax benefits totaling $2.8 million as of December 31, 2007, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.8 million in liabilities for tax related interest and penalties on its consolidated balance sheet, as of December 31, 2007. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004, state examinations for years before 2002, German tax examinations for years before 2004, or United Kingdom tax examinations for years before 2005.

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

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,”

KAYDON CORPORATION FORM 10K 19

“expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Kaydon does not undertake any responsibility to update its forward-looking statements or risk factors to reflect future events or circumstances except to the extent required by applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents, and short-term investments. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. Short-term investments include auction rate securities and other investments that are classified as available-for-sale and expected to be realized in cash or sold or consumed within the next twelve months. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 51 basis point decrease in interest rates (10 percent of the Company’s weighted-
average investment interest rate for 2007) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of these countries in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial condition and cash flows. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2007, the fair value of long-term debt is approximately 80 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.

20 KAYDON CORPORATION FORM 10K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

KAYDON CORPORATION FORM 10K 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Kaydon Corporation and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 11, 2008

22 KAYDON CORPORATION FORM 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company adopted required provisions of Financial Accounting Standards Board Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kaydon Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 11, 2008

KAYDON CORPORATION FORM 10K 23

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$229,993,000	$370,789,000
Short-term investments	57,000,000	—
Accounts receivable, less allowance of $826,000 in 2007 and $1,029,000 in 2006	67,574,000	54,066,000
Inventories, net	68,896,000	56,043,000
Other current assets	15,411,000	17,012,000

Total current assets	438,874,000	497,910,000

Property, plant and equipment, at cost:
Land and improvements	4,782,000	2,792,000
Buildings and leasehold improvements	45,696,000	39,210,000
Machinery and equipment	233,912,000	185,671,000

	284,390,000	227,673,000
Less: accumulated depreciation and amortization	(138,564,000)	(132,393,000)

	145,826,000	95,280,000

Goodwill, net	146,922,000	119,484,000
Other intangible assets, net	31,162,000	21,271,000
Other assets	23,781,000	3,611,000

	$786,565,000	$737,556,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,498,000	$23,044,000
Accrued expenses:
Salaries and wages	10,834,000	9,961,000
Employee benefits	4,366,000	4,131,000
Dividends payable	4,171,000	3,382,000
Other accrued expenses	7,622,000	6,764,000
Taxes payable	3,007,000	4,350,000

Total current liabilities	58,498,000	51,632,000

Long-term debt	200,000,000	200,000,000
Long-term postretirement and postemployment benefit obligations	17,401,000	46,083,000
Deferred taxes	26,310,000	5,650,000
Other long-term liabilities	966,000	1,011,000

Total long-term liabilities	244,677,000	252,744,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2007 and 2006)	3,693,000	3,693,000
Paid-in capital	49,859,000	43,889,000
Retained earnings	629,347,000	566,788,000
Less: Treasury stock, at cost; (9,414,337 and 8,832,896 shares in 2007 and 2006)	(218,005,000)	(188,708,000)
Accumulated other comprehensive income	18,496,000	7,518,000

	483,390,000	433,180,000

	$786,565,000	$737,556,000

The accompanying notes are an integral part of these statements.

24 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net Sales	$451,382,000	$403,992,000	$354,558,000
Cost of sales	267,082,000	236,566,000	215,528,000

Gross Profit	184,300,000	167,426,000	139,030,000
Selling, general and administrative expenses	73,037,000	68,746,000	68,854,000

Operating Income	111,263,000	98,680,000	70,176,000
Interest expense	(9,552,000)	(9,554,000)	(9,579,000)
Interest income	18,051,000	16,253,000	8,747,000

Income From Continuing Operations Before Income Taxes	119,762,000	105,379,000	69,344,000
Provision for income taxes	42,055,000	35,871,000	22,814,000

Income From Continuing Operations	77,707,000	69,508,000	46,530,000

Income From Discontinued Operations (including the gain on disposal of $40,969,000)	—	—	43,943,000
Provision for income taxes	—	—	16,584,000

Income From Discontinued Operations	—	—	27,359,000

Net Income	$77,707,000	$69,508,000	$73,889,000

Earnings Per Share – Continuing Operations
Basic	$2.81	$2.50	$1.67

Diluted	$2.41	$2.17	$1.52

Earnings Per Share – Discontinued Operations
Basic	—	—	$0.98

Diluted	—	—	$0.79

Earnings Per Share
Basic	$2.81	$2.50	$2.66

Diluted	$2.41	$2.17	$2.30

Dividends Declared Per Share	$0.54	$0.48	$0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 25

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005

							Accumulated
						Restricted	Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Income (Loss)	Total

Balance, December 31, 2004		$3,693,000	$47,399,000	$450,456,000	$(184,781,000)	$(6,908,000)	$(1,178,000)	$308,681,000
Net income, 2005	$73,889,000	—	—	73,889,000	—	—	—	73,889,000
Other comprehensive (loss), net of tax:
Minimum pension liability, net of ($798,000) tax	(1,330,000)	—	—	—	—	—	(1,330,000)	(1,330,000)
Cumulative translation adjustments	(3,912,000)	—	—	—	—	—	(3,912,000)	(3,912,000)
Cumulative translation adjustments related to sale of discontinued operations	(1,934,000)	—	—	—	—	—	(1,934,000)	(1,934,000)

Comprehensive income	$66,713,000

Cash dividends declared		—	—	(13,527,000)	—	—	—	(13,527,000)
Board of Directors deferred compensation		—	73,000	—	—	—	—	73,000
Issuance of 6,405 shares of common stock under the Board of Directors deferred compensation plan		—	(176,000)	—	176,000	—	—	—
Issuance of 43,350 shares of common stock under stock option plans		—	(95,000)	—	1,225,000	—	—	1,130,000
Purchase of 207,771 shares of treasury stock		—	—	—	(6,102,000)	—	—	(6,102,000)
Restricted stock award grants		—	501,000	—	3,371,000	(3,872,000)	—	—
Restricted stock award cancellations		—	—	—	(488,000)	488,000	—	—
Compensation cost related to restricted stock awards		—	—	—	—	2,708,000	—	2,708,000

Balance, December 31, 2005		$3,693,000	$47,702,000	$510,818,000	$(186,599,000)	$(7,584,000)	$(8,354,000)*	$359,676,000
Net income, 2006	$69,508,000	—	—	69,508,000	—	—	—	69,508,000
Other comprehensive income, net of tax:
Minimum pension liability, net of ($1,821,000) tax	3,036,000	—	—	—	—	—	3,036,000	3,036,000
Cumulative translation adjustments	5,169,000	—	—	—	—	—	5,169,000	5,169,000

Comprehensive income	$77,713,000

Adoption of SFAS No. 158, net of ($1,938,000) tax		—	—	—	—	—	7,667,000	7,667,000
Cash dividends declared		—	—	(13,538,000)	—	—	—	(13,538,000)
Board of Directors deferred compensation		—	65,000	—	—	—	—	65,000
Issuance of 40,750 shares of common stock under stock option plans		—	(264,000)	—	1,445,000	—	—	1,181,000
Stock option compensation		—	274,000	—	—	—	—	274,000
Tax benefit related to restricted stock awards		—	432,000	—	—	—	—	432,000
Purchase of 96,355 shares of treasury stock		—	—	—	(3,404,000)	—	—	(3,404,000)
Restricted stock award cancellations		—	150,000	—	(150,000)	—	—	—
Compensation cost related to restricted stock awards		—	3,114,000	—	—	—	—	3,114,000
Reclassification of restricted stock awards		—	(7,584,000)	—	—	7,584,000	—	—

Balance, December 31, 2006		$3,693,000	$43,889,000	$566,788,000	$(188,708,000)	—	$7,518,000 *	$433,180,000
Net income, 2007	$77,707,000	—	—	77,707,000	—	—	—	77,707,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	4,244,000	—	—	—	—	—	4,244,000	4,244,000
Postretirement benefit plans, net of ($4,951,000) tax	6,913,000	—	—	—	—	—	6,913,000	6,913,000
Unrealized loss on available-for-sale investments net of ($108,000) tax	(179,000)	—	—	—	—	—	(179,000)	(179,000)

Comprehensive income	$88,685,000

Cash dividends declared		—	—	(15,148,000)	—	—	—	(15,148,000)
Board of Directors deferred compensation		—	83,000	—	—	—	—	83,000
Issuance of 4,250 shares of common stock under stock option plans		—	(96,000)	—	195,000	—	—	99,000
Stock option compensation		—	674,000	—	—	—	—	674,000
Tax benefit related to restricted stock awards		—	281,000	—	—	—	—	281,000
Purchase of 601,974 shares of treasury stock		—	—	—	(30,091,000)	—	—	(30,091,000)
Restricted stock award cancellations		—	50,000	—	(50,000)	—	—	—
Compensation cost related to restricted stock awards		—	5,627,000	—	—	—	—	5,627,000
Vesting of post-2005 stock awards		—	(649,000)	—	649,000	—	—	—

Balance, December 31, 2007		$3,693,000	$49,859,000	$629,347,000	$(218,005,000)	—	$18,496,000 *	$483,390,000

*	Comprised of cumulative translation adjustments of $11,194,000, after tax impact on pension benefits of $(5,407,000) and on other postretirement benefits of $12,888,000, and after tax unrealized loss on available-for-sale securities of $(179,000) as of December 31, 2007. Comprised of cumulative translation adjustments of $6,950,000, and after tax impact of adoption of SFAS No. 158 on pension benefits of $(11,799,000) and on other postretirement benefits of $12,367,000, as of December 31, 2006. Comprised of cumulative translation adjustments of $1,781,000 and minimum pension liability of $(10,135,000) as of December 31, 2005.

The accompanying notes are an integral part of these statements.

26 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$77,707,000	$69,508,000	$73,889,000
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations, net of tax	—	—	(27,359,000)
Gain on the sale of a component of a reporting segment	(5,033,000)	—	—
Depreciation	11,813,000	11,234,000	10,740,000
Amortization of intangible assets	3,189,000	3,078,000	3,091,000
Amortization of stock awards	5,627,000	3,114,000	2,682,000
Deferred financing fees	1,548,000	1,548,000	1,560,000
Deferred taxes	18,223,000	9,889,000	5,551,000
Tax benefit related to stock options exercised	40,000	191,000	129,000
Stock option compensation	674,000	274,000	—
Excess tax benefits from stock-based compensation	(291,000)	(623,000)	—
Postretirement and postemployment benefit obligations	(24,020,000)	(3,001,000)	(1,730,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	(10,469,000)	(2,469,000)	(7,030,000)
Inventories	(8,389,000)	(3,417,000)	(2,146,000)
Other assets	3,701,000	(1,650,000)	(1,029,000)
Accounts payable	4,464,000	4,627,000	2,130,000
Accrued expenses and taxes payable (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	(4,525,000)	(2,443,000)	(19,254,000)

Net cash from operating activities	74,259,000	89,860,000	41,224,000

Cash Flows from Investing Activities:
Purchases of short-term investments	(398,856,000)	—	—
Proceeds from sale of short-term investments	341,856,000	—	—
Acquisitions of businesses, net of cash acquired	(54,869,000)	—	(42,668,000)
Additions to property, plant and equipment, net	(54,073,000)	(26,294,000)	(12,560,000)
Purchases of long-term investments	(15,000,000)	—	—
Proceeds from the sale of a component of a reporting segment	6,500,000	—	—
Proceeds from the sale of discontinued operations	—	—	71,413,000

Net cash from (used in) investing activities	(174,442,000)	(26,294,000)	16,185,000

Cash Flows from Financing Activities:
Cash dividends paid	(14,354,000)	(13,530,000)	(13,528,000)
Purchase of treasury stock	(30,091,000)	(3,404,000)	(6,102,000)
Proceeds from exercise of stock options	99,000	1,003,000	1,000,000
Excess tax benefits from stock-based compensation	291,000	623,000	—
Payments on debt	—	(66,000)	(62,000)
Credit facility issuance costs	—	—	(940,000)

Net cash (used in) financing activities	(44,055,000)	(15,374,000)	(19,632,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,442,000	1,793,000	612,000

Discontinued Operations:
Operating cash flows	—	—	4,411,000
Investing cash flows	—	—	(274,000)
Effect of exchange rate changes on cash and cash equivalents	—	—	(308,000)

Net cash flows from discontinued operations	—	—	3,829,000

Net Increase (Decrease) in Cash and Cash Equivalents	(140,796,000)	49,985,000	42,218,000
Cash and Cash Equivalents – Beginning of Year	370,789,000	320,804,000	278,586,000

Cash and Cash Equivalents – End of Year	$229,993,000	$370,789,000	$320,804,000

Cash paid for income taxes (including in 2005 $16,574,000 of income taxes paid related to the sale of discontinued operations)	$25,125,000	$28,852,000	$38,034,000

Cash paid for interest	$8,000,000	$8,003,000	$8,023,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 27

NOTES TO CONSOLIDATED Financial Statements

NOTE 1 ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Kaydon Corporation and its wholly-owned domestic and foreign subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2007, there were no material changes in the Company’s methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, long-lived asset valuations including pension and other postretirement benefit plan assumptions (Note 7), income taxes (Note 9), and goodwill and indefinite-lived intangible assets (Note 10). While the Company does not believe that the ultimate settlement of any such assets or liabilities will materially affect the Company’s financial condition or results of future operations, actual results may differ from estimates provided.

Cash and Cash Equivalents, and Short-term Investments:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. In addition to its cash and cash equivalent holdings at December 31, 2007 the Company has short-term investments. These short-term investments include auction rate securities and other investments that are classified as available-for-sale expected to be realized in cash or sold or consumed within the next twelve months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholders’ equity. The unrealized gains and losses at December 31, 2007, were not significant.

Cash and cash equivalents, and short-term investments are summarized as follows at December 31:

	2007	2006

Cash and cash equivalents:
Commercial paper	$139,275,000	$95,667,000
Money market and other short-term funds	84,850,000	106,802,000
Time deposits and other interest bearing accounts	4,113,000	47,648,000
U.S. Government treasury bills	—	119,384,000
Other	1,755,000	1,288,000

Cash and cash equivalents	$229,993,000	$370,789,000
Short-term investments	57,000,000	—

	$286,993,000	$370,789,000

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2007	2006

Raw material	$28,311,000	$20,851,000
Work in process	17,991,000	11,828,000
Finished goods	22,594,000	23,364,000

	$68,896,000	$56,043,000

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense from continuing operations of $11.8 million, $11.2 million and $10.7 million in 2007, 2006, and 2005. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

The Company evaluates whether events and circumstances have occurred that indicate the remaining

28 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2007.

Other Assets:

Other assets primarily include $14.7 million of long-term investments, $7.4 million of non-current pension assets, and $1.2 million of deferred debt issuance costs at December 31, 2007. The long-term investments represent the non-current portion of the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has decided to restrict the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. At December 31, 2007, an unrealized loss on this investment totaling $0.3 million, $0.2 million net of tax, was recorded to reduce the value of the long-term asset, with an offset to accumulated other comprehensive income. Other assets at December 31, 2006, primarily included $2.7 million of deferred debt issuance costs.

Other Long-Term Liabilities:

Other long-term liabilities include environmental reserves.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2007, the Company’s outstanding forward exchange contracts were not material.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of December 31, 2007, the fair value of long-term debt is approximately 80 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. Net exchange gains recorded in 2007 and 2006, equaled $0.2 million and $0.3 million, respectively. Net exchange losses from continuing operations recorded in 2005 equaled $2.9 million.

Stock-Based Compensation:

As of January 1, 2006, the Company adopted the revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Therefore the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Through December 31, 2005, the Company accounted for stock-based compensation granted to employees and Directors using the intrinsic value

KAYDON CORPORATION FORM 10K 29

NOTES TO CONSOLIDATED Financial Statements (continued)

method prescribed in Accounting Principles Board Opinion No. 25. The following table details the effect on net income and earnings per share from continuing operations for 2005 had compensation cost for stock-based awards been recognized based on the fair value method prescribed under SFAS No. 123:

Reported income from continuing operations	$46,530,000
Add: Total stock-based compensation expense included in reported income from continuing operations, net of tax	1,752,000
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,841,000)

Pro-forma income from continuing operations	$46,441,000

Earnings per share from continuing operations
Basic:
As reported	$1.67
Pro-forma	$1.67
Diluted:
As reported	$1.52
Pro-forma	$1.51

The Company’s stock-based compensation plans are discussed further in Note 5.

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

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments, and cumulative foreign currency translation adjustments.

Impact of Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The pronouncement is effective for our fiscal year beginning January 1, 2008. SFAS 157 will require additional disclosure but is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company has not completed its analysis of the potential impact of SFAS 141(R) and SFAS 160 on its financial condition, results of operations or cash flows.

Proposed Accounting Pronouncements:

On August 31, 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” for a 45-day comment period that ended October 15, 2007. The proposed guidance, if issued substantially as proposed, would significantly impact the accounting for certain convertible debt instruments including the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023. The proposed FSP would require issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The financial statement impact would be non-cash. On

30 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

November 26, 2007, the FASB announced that it expected to begin redeliberating the proposed FSP in 2008.

Legal Costs:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.

NOTE 2 EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share from continuing operations for each of the last three years:

	2007	2006	2005

Numerators:
Numerators for basic earnings per share from continuing operations, income from continuing operations	$77,707,000	$69,508,000	$46,530,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	5,953,000	5,953,000	6,074,000

Numerators for diluted earnings per share from continuing operations	$83,660,000	$75,461,000	$52,604,000

Denominators:
Denominators for basic earnings per share from continuing operations, weighted-average common shares outstanding	27,694,000	27,829,000	27,800,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	130,000	80,000	47,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000	6,859,000

Denominators for diluted earnings per share from continuing operations	34,683,000	34,768,000	34,706,000

Earnings Per Share From Continuing Operations:
Basic	$2.81	$2.50	$1.67

Diluted	$2.41	$2.17	$1.52

During 2007 and 2006, certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. During 2007, options to purchase 15,000 shares at an average price of $53.38 per share were excluded. During 2006, options to purchase 14,000 shares at a price of $41.59 per share were excluded. During 2005, all options were included in the computation of diluted earnings per share because during the year the options’ exercise prices were less than the average market price of the common shares.

The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2008. The Notes are discussed further in Note 4.

NOTE 3 ACQUISITIONS

On October 26, 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.9 million. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. Goodwill and other intangible assets acquired aggregated $40.4 million. Avon is included in the Friction Control Products segment for segment reporting purposes.

On January 7, 2005, the Company acquired all of the outstanding stock of Purafil, Inc. (“Purafil”) for $42.7 million. Purafil manufactures and distributes gas-phase air filtration systems and media for industrial and commercial applications throughout the world. Goodwill and other intangible assets acquired aggregated $36.7 million. Purafil is included in “Other” businesses for segment reporting purposes.

KAYDON CORPORATION FORM 10K 31

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 4 LONG-TERM DEBT

The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the first quarter of 2008. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. The Notes are convertible into common stock upon the issuance of a notice of redemption.

Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at December 31, 2007.

In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as identified in the Notes’ Indenture.

Interest expense on the Notes equaled $8.0 million during each of 2007, 2006 and 2005. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in 2008, may bear additional contingent interest of 0.50 percent per year. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs equaled $1.3 million during each of 2007, 2006 and 2005. Amortization of Note issuance costs is recorded as a component of interest expense. Unamortized Note issuance costs included in other assets equaled $0.5 million and $1.8 million as of December 31, 2007 and 2006.

The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The credit agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2007. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at December 31, 2007.

The Company’s outstanding long-term debt consisted of its 4% Contingent Convertible Senior Subordinated Notes due 2023 totaling $200,000,000 at both December 31, 2007 and 2006.

NOTE 5 STOCK-BASED COMPENSATION

The Company’s 1999 Long Term Stock Incentive Plan (“Incentive Plan”), provides for the issuance of 2,000,000 shares of Company common stock, plus an additional 2,000,000 shares resulting from certain reacquisitions of shares by the Company, for stock-based incentives in various forms. The Company’s 2003 Non-Employee Directors Equity Plan (“Directors Plan”) provides for the issuance of 300,000 shares of Company common stock in various forms to non-employee members of the Company’s Board of Directors. The Company has granted both restricted stock awards and stock options pursuant to its equity incentive plans. In addition, the Company’s

32 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Director Deferred Compensation Plan (“Director Deferred Plan”) provides for the issuance of Company common stock to non-employee members of the Company’s Board of Directors who elect to defer all or a portion of their fees for services earned as a member of the Board of Directors into a common stock account.

A summary of restricted stock award information for 2007 is as follows:

		Wtd. Avg. Grant
	Restricted	Date Fair Value
	Stock	per Share

Outstanding at January 1, 2007	365,267	$28.98
Granted	182,980	$44.02
Vested	(105,812)	$27.69
Canceled	(4,419)	$35.73

Outstanding at December 31, 2007	438,016	$35.51

Pursuant to the Incentive Plan, the Company granted restricted stock awards for 179,980 shares, 87,520 shares, and 122,440 shares of Company common stock during 2007, 2006 and 2005, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 3,000 shares, 4,000 shares and 4,000 shares during 2007, 2006 and 2005, to non-employee members of the Company’s Board of Directors. During 2006, 5,549 shares were canceled and 102,131 shares vested. During 2005, 19,803 shares were canceled and 85,503 shares vested. The weighted-average fair value per share of the restricted stock awards granted, on the date of grant, was $34.54 in 2006, and $30.62 in 2005.

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $9.7 million at December 31, 2007 and is expected to be amortized over a weighted-average period of 3.6 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.5 million at December 31, 2006. At December 31, 2005, $7.6 million of unrecognized compensation cost was recorded as a deduction from shareholders’ equity. This 2005 amount was reclassified to paid-in capital. Compensation cost related to restricted stock awards equaled $5.6 million in 2007, $3.1 million in 2006, and $2.7 million in 2005. Restricted stock awards normally vest on January 5th or March 23rd of each year, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions. The total grant-date fair value of restricted stock that vested during 2007, 2006, and 2005 was $2.9 million, $2.6 million, and $2.0 million.

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five- to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Concurrent with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” the Company changed this approach for new awards granted after January 1, 2006, so that compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees.

Pursuant to the Director Deferred Plan, the Company has provided for 12,338 shares, 10,689 shares, and 9,015 shares of Company common stock, known as phantom stock units, as of December 31, 2007, 2006, and 2005 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in each of 2007, 2006, and 2005.

KAYDON CORPORATION FORM 10K 33

NOTES TO CONSOLIDATED Financial Statements (continued)

The Company applied the provisions of SFAS No. 123(R) to its outstanding stock options as of December 31, 2005, using a modified version of prospective application. Under this transition method, compensation expense is recognized on or after January 1, 2006 for the portion of outstanding stock options for which the requisite service had not yet been rendered, based on the grant-date fair value of those stock options previously calculated under SFAS No. 123 for the purpose of making pro-forma disclosures. Compensation expense related to stock options totaled $0.7 million in 2007, and $0.3 million in 2006. For periods before January 1, 2006, Kaydon has not restated the financial statements to reflect compensation expense under the provisions of SFAS No. 123.

A summary of stock option information is as follows:

	2007		2006		2005

		Wtd.-Avg.		Wtd.-Avg.		Wtd.-Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	75,250	$28.35	102,000	$25.04	138,500	$24.06
Granted	275,500	$43.73	14,000	$41.59	19,000	$27.51
Exercised	(4,250)	$23.32	(40,750)	$24.62	(43,350)	$23.09
Canceled	—	—	—	—	(12,150)	$24.67

Outstanding at End of Year	346,500	$40.64	75,250	$28.35	102,000	$25.04

Exercisable at End of Year	33,900	$26.56	25,250	$24.76	54,650	$24.60

Weighted-Avg. Fair Value of Options Granted	$12.87		$14.18		$8.90

Weighted-Avg. Remaining Contractual Life (years):
Outstanding at End of Year	8.5		6.4		4.7
Exercisable at End of Year	5.0		4.9		2.7

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent or 20.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised in 2007, 2006 and 2005 totaled $0.1 million, $0.5 million and $0.3 million. The intrinsic value of options outstanding as of December 31, 2007 equaled $4.8 million, and the intrinsic value of options exercisable as of December 31, 2007 equaled $0.9 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life, and using historical volatility to project expected volatility:

	2007	2006	2005

Risk-free interest rate	4.6%	5.1%	4.1%
Expected dividend yield	1.1%	2.0%	2.0%
Expected life	6 years	10 years	10 years
Expected volatility	23.7%	24.7%	26.1%

At December 31, 2007, 2,839,944 shares remained available for grant under the Incentive Plan, and 198,400 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

NOTE 6 SHAREHOLDERS RIGHTS PLAN

On May 4, 2000, the Board of Directors of the Company adopted a shareholders rights plan, which attached one right to each share of Company common stock held by shareholders of record at the close of business on June 12, 2000. If the rights become exercisable, each registered holder will be entitled to purchase from the Company additional common stock having a value of twice the exercise price upon payment of the exercise price. The rights will become

34 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

exercisable only if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of Company common stock. Each right will entitle the shareholder to purchase one onethousandth of a share of a new series of preferred stock at an exercise price of one hundred dollars ($100.00) per right. The rights will expire at the close of business on May 4, 2010, unless earlier redeemed by the Company.

NOTE 7 EMPLOYEE BENEFIT PLANS

The Company sponsors several defined contribution plans for various employee groups. Contributions are determined as a percentage of each covered employee’s salary and totaled $1.1 million, $1.0 million and $0.7 million in 2007, 2006 and 2005.

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

Kaydon adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “post-retirement benefit plans”) to measure the fair value of plan assets and benefit obligations as of the plan sponsor’s fiscal year-end effective for fiscal years ending after December 15, 2008. The Company will adopt this measurement provision at December 31, 2008. The adoption of the measurement date provision will result in an adjustment to retained earnings to recognize the net periodic benefit cost for the period between September 30, 2007, and December 31, 2007. The effect of the adoption of the measurement date provision is not expected to have a material effect on our financial condition, results of operations, or cash flows.

KAYDON CORPORATION FORM 10K 35

NOTES TO CONSOLIDATED Financial Statements (continued)

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation, beginning of year	$(99,984,000)	$(98,929,000)	$(13,819,000)	$(14,594,000)
Service cost	(2,770,000)	(3,037,000)	(365,000)	(368,000)
Interest cost	(5,838,000)	(5,574,000)	(802,000)	(812,000)
Plan amendments	(74,000)	—	—	—
Actuarial gain	4,432,000	3,130,000	3,882,000	1,213,000
Benefits paid	4,703,000	4,426,000	685,000	742,000

Benefit obligation, September 30	(99,531,000)	(99,984,000)	(10,419,000)	(13,819,000)

Change in Plan Assets:
Fair value of plan assets, beginning of year	66,105,000	58,380,000	—	—
Actual return on plan assets	10,275,000	5,585,000	—	—
Company contributions	27,700,000	6,566,000	685,000	742,000
Plan participants’ contributions	—	—	299,000	336,000
Benefits paid	(4,703,000)	(4,426,000)	(984,000)	(1,078,000)

Fair value of plan assets, September 30	99,377,000	66,105,000	—	—

Funded status, September 30	(154,000)	(33,879,000)	(10,419,000)	(13,819,000)
Contributions for fourth quarter	282,000	1,368,000	176,000	181,000

Net asset (liability), December 31	$128,000	$(32,511,000)	$(10,243,000)	$(13,638,000)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Other asset – non-current	$7,432,000	—	—	—
Long-term liability	$(6,638,000)	$(31,942,000)	$(9,612,000)	$(12,744,000)
Current liability	$(666,000)	$(569,000)	$(631,000)	$(894,000)
Deferred tax liability, net	$3,245,000	$7,079,000	$(5,874,000)	$(4,757,000)
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$74,000	$49,000	$(5,988,000)	$(7,088,000)
Net actuarial (gain) loss, net of tax	$5,333,000	$11,750,000	$(6,900,000)	$(5,279,000)

As of September 30, 2007 all of the Company’s qualified defined benefit pension plans had plan assets in excess of the accumulated benefit obligations. As of September 30, 2006 all of the Company’s defined benefit pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $99.5 million, $91.3 million, and $99.4 million, respectively, as of September 30, 2007 and $100.0 million, $91.7 million, and $66.1 million, respectively, as of September 30, 2006.

Included in the above table is a non-qualified supplemental pension plan covering certain employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present values of the projected benefit obligation and the accumulated benefit obligation related to this non-qualified pension plan both totaled $7.6 million at September 30, 2007 and both totaled $6.9 million at September 30, 2006. Excluding this non-qualified plan, the Company’s qualified pension plans were fully funded at September 30, 2007, and were underfunded by $26.9 million at September 30, 2006.

36 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

	Pension Benefits

	2007	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$2,770,000	$3,037,000	$2,495,000
Interest cost	5,838,000	5,574,000	5,090,000
Expected return on plan assets	(5,461,000)	(4,672,000)	(4,332,000)
Amortization of:
Unrecognized net prior service cost	33,000	200,000	238,000
Unrecognized net loss	1,020,000	1,449,000	877,000

Net periodic benefit cost	$4,200,000	$5,588,000	$4,368,000

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.3 million, $0.4 million and $0.1 million in 2007, 2006 and 2005.

	Postretirement Benefits

	2007	2006	2005

Components of Net Periodic Benefit Cost (Income):
Service cost	$365,000	$368,000	$444,000
Interest cost	802,000	812,000	886,000
Amortization of:
Unrecognized net prior service credit	(1,759,000)	(1,769,000)	(1,437,000)
Unrecognized net gain	(486,000)	(387,000)	(703,000)

Net periodic benefit cost (income)	$(1,078,000)	$(976,000)	$(810,000)

For measurement purposes, a 7.4 percent annual rate of increase for participants under 65 years of age and an 8.0 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2007. The health care cost trend rates assumed for 2008 are 6.6 percent for participants under 65 years of age and 7.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to 5.0 percent by 2010 and remain at that level thereafter. The assumed dental cost trend rate for 2007 and all future years is 5.0 percent. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent increase in the assumed health care cost trend rates would have increased the net service cost and interest cost by $0.1 million during 2007 and would have increased the accumulated postretirement benefit obligation at September 30, 2007 by $1.1 million. A 1.0 percent decrease in the assumed health care cost trend rates would have decreased the net service cost and interest cost by $0.1 million during 2007 and would have decreased the accumulated postretirement benefit obligation at September 30, 2007 by $0.9 million.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 include the amortization of $1.7 million and $0.9 million of the prior service credit and unrecognized net actuarial gain related to the other postretirement benefit plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2008 are less than $0.1 million related to the pension plans.

Additional Information:

	Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate – qualified pension plans and postretirement benefit plans	6.50%	6.00%	6.50%	6.00%
Discount rate – non-qualified pension plan	6.25%	5.75%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

KAYDON CORPORATION FORM 10K 37

NOTES TO CONSOLIDATED Financial Statements (continued)

In developing the discount rate assumption used to determine the pension and postretirement benefit obligations at September 30, 2007 and 2006, the Company calculated the cash flows represented by the projected benefit obligations of three pension plans constituting greater than 90 percent of the Company’s pension plans’ total projected benefit obligation. These cash flows were discounted at corresponding interest rates derived from a hypothetical yield curve constructed using the top quartile of high rated (Aa or AA) non-callable bonds with at least $150.0 million of par value outstanding. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. The discount rate applicable to the Company’s three largest pension plans was also used for all qualified pension plans and the Company’s postretirement benefit plans. In 2007 and 2006, a similar, independent development of the discount rate assumption was used for the non-qualified pension plan. Prior to using the yield curve approach, the discount rate assumptions used for the pension and postretirement net periodic benefit costs in 2005 were based on investment yields available on long-term corporate bonds.

The September 30, 2007 and 2006 pension and postretirement benefit obligations and the pension and postretirement net periodic benefit costs in 2007 and 2006 were computed using the RP-2000 Combined Healthy Mortality table. The 1983 Group Annuity Mortality table was used to determine the pension and postretirement net periodic benefit costs in 2005.

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

The Company’s investment program objective is to achieve a rate of return on plan assets which will fund the plan liabilities and provide for required benefits while avoiding undue exposure to risk and increases in funding requirements. Risk tolerance is established through consideration of plan liabilities, plan funded status and the Company’s financial condition.

The Company’s investment policy for plan assets utilizes a diversified blend of equity, fixed income and real estate investments to maximize the expected return on plan assets at acceptable levels of risk.

A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at September 30

	2007	2007	2006
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity	65%	64%	62%
Fixed income	20%	20%	16%
International equity	10%	10%	12%
Real estate	5%	5%	6%
Cash	—	1%	4%

Total	100%	100%	100%

Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. All actual allocations are within the allowable ranges in the investment policy.

Cash Flows:

The following are expected net benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2008	$5,254,000	$758,000
2009	$5,735,000	$790,000
2010	$5,956,000	$823,000
2011	$6,108,000	$864,000
2012	$6,424,000	$916,000
2013-2017	$36,330,000	$5,595,000

The Company has included in the postretirement benefits, shown in the table above, the estimated future Medicare Part D direct subsidy payments available under the Medicare Prescription Drug,

38 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Improvement and Modernization Act of 2003. The expected future subsidies are as follows:

Postretirement
Benefits

Year ending December 31,
2008	$127,000
2009	$148,000
2010	$167,000
2011	$184,000
2012	$213,000
2013-2017	$1,451,000

During 2007, the Company contributed $26.1 million to its qualified pension plans, resulting in the plans being fully funded. Therefore, the Company does not expect to contribute to these plans during 2008.

NOTE 8	LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 are as follows:

Year ending December 31,
2008	$2,073,000
2009	$1,975,000
2010	$1,733,000
2011	$1,491,000
2012	$1,395,000
Thereafter	$4,708,000

Aggregate rental expense charged to continuing operations was $1.7 million in each of 2007, 2006, and 2005.

NOTE 9	INCOME TAXES

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

The components of income from continuing operations before income taxes are as follows:

	2007	2006	2005

Domestic	$98,176,000	$89,327,000	$55,700,000
Foreign	21,586,000	16,052,000	13,644,000

	$119,762,000	$105,379,000	$69,344,000

The provision for income taxes on income from continuing operations consisted of the following:

	2007	2006	2005

Current:
U.S. Federal	$16,007,000	$20,033,000	$12,757,000
State	1,283,000	1,145,000	534,000
Foreign	6,542,000	4,804,000	3,972,000

	23,832,000	25,982,000	17,263,000

Deferred:
U.S. Federal	16,324,000	8,226,000	4,298,000
State	1,155,000	704,000	438,000
Foreign	744,000	959,000	815,000

	18,223,000	9,889,000	5,551,000

	$42,055,000	$35,871,000	$22,814,000

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for continuing operations:

	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	1.5	1.1
U.S. federal tax benefit of extraterritorial income exclusion	—	(0.4)	(1.5)
U.S. federal tax benefit of domestic production activities deduction	(1.0)	(0.5)	(0.7)
Differences in income taxes on foreign earnings, losses and remittances	(0.4)	(0.7)	(1.6)
Other, net	(0.5)	(0.9)	0.6

Effective tax rate	35.1%	34.0%	32.9%

The 2006 and 2005 effective income tax rates reflect reductions to the tax provisions related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods, totaling $1.7 million and $1.1 million, respectively.

KAYDON CORPORATION FORM 10K 39

NOTES TO CONSOLIDATED Financial Statements (continued)

The Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 became effective January 1, 2007. The adoption of FIN 48 was immaterial to the Company.

The Company has liabilities recorded for unrecognized tax benefits totaling $2.8 million as of December 31, 2007, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.8 million in liabilities for tax related interest and penalties in its consolidated financial statements, as of December 31, 2007. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits from January 1, 2007 to December 31, 2007:

Unrecognized tax benefits at January 1, 2007	$2,563,000
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	388,000
Tax positions taken in a prior period	49,000
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(27,000)
Lapse of the applicable statute of limitations	(169,000)

Unrecognized tax benefits at December 31, 2007	$2,804,000

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004, state examinations for years before 2002, German tax examinations for years before 2004, or United Kingdom tax examinations for years before 2005.

The tax effect and type of significant temporary differences by component which gave rise to the net d eferred tax asset (liability) as of December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets:
Postretirement and postemployment benefit obligations	$5,910,000	$18,466,000
Financial accruals and reserves not currently deductible	3,988,000	3,886,000
Inventory basis differences	5,082,000	5,315,000
Foreign operating loss carryforwards	454,000	536,000
Federal tax credit carryforwards	2,600,000	1,155,000
Other	348,000	98,000

	18,382,000	29,456,000

Deferred tax liabilities:
Plant and equipment basis differences	(9,976,000)	(9,540,000)
Intangibles	(7,451,000)	(5,363,000)
Additional interest deduction on contingent convertible notes	(18,449,000)	(13,823,000)

	(35,876,000)	(28,726,000)

Net deferred tax asset (liability)	$(17,494,000)	$ 730,000

The Company had available foreign net operating loss carryforwards of $0.4 million ($1.6 million pre-tax) and $0.5 million ($1.8 million pre-tax) at December 31, 2007 and 2006. In addition, at December 31, 2007 the Company had federal tax credit carryforwards of $2.6 million, which expire beginning in 2013. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.

The additional interest deduction on the contingent convertible notes may have to be recaptured for tax purposes, in part or in whole, if the notes are redeemed or surrendered for conversion at an amount less than the tax accreted value. Should this happen, depending on other factors, tax payments may increase and the deferred tax liability provided for would be eliminated through an adjustment to the Company’s shareholders’ equity, thereby not affecting current tax accounts.

The net deferred tax asset recorded as an other current asset was $8.8 million and $6.4 million at December 31, 2007 and 2006. The net deferred tax liability was $26.3 million and $5.6 million at

40 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

December 31, 2007 and 2006. Undistributed earnings of foreign subsidiaries were $42.9 million at December 31, 2007. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.

NOTE 10  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount. The fair value of each of the reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. In 2007, an 11.5 percent discount rate was utilized, and a growth assumption of 2.0 percent in perpetuity to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

During 2007, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. Also during 2007, trademarks were tested for impairment with no impairment loss being realized.

During 2007, the Company acquired Avon Bearings Corporation for $54.9 million, net of cash received. A portion of the purchase price was allocated to various intangible assets including, $9.5 million to customer relationships, $3.3 million to backlog, and $0.2 million to trademarks, and $27.4 million was recognized as goodwill. The intangible assets are being amortized over their respective useful lives. The goodwill is being reported as part of the Company’s Friction Control Products reporting segment and will not be amortized, but will be subject to annual impairment testing.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2006	$30,136,000	$43,200,000	$186,000	$43,646,000	$117,168,000
Effect of foreign currency exchange rate changes	2,316,000	—	—	—	2,316,000

Balance as of December 31, 2006	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000

Goodwill acquired	27,366,000	—	—	—	27,366,000
Goodwill disposed	(315,000)	—	—	—	(315,000)
Effect of foreign currency exchange rate changes	387,000	—	—	—	387,000

Balance as of December 31, 2007	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000

KAYDON CORPORATION FORM 10K 41

NOTES TO CONSOLIDATED Financial Statements (continued)

Other intangible assets are summarized as follows:

	2007		2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$9,567,000	$18,694,000	$7,273,000
Patents and developed technology	6,379,000	2,286,000	6,299,000	1,596,000
Backlog	3,300,000	114,000	—	—
Distributor agreements	374,000	125,000	374,000	87,000
Product names	320,000	99,000	320,000	64,000
Trademarks	200,000	18,000	—	—

	$38,767,000	$12,209,000	$25,687,000	$9,020,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.3 years. Backlog is being amortized over three years.

	2007	2006
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2006		$3,078,000
For the year ended December 31, 2007		$3,189,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2008		$5,429,000
For the year ending December 31, 2009		$4,310,000
For the year ending December 31, 2010		$3,567,000
For the year ending December 31, 2011		$2,256,000
For the year ending December 31, 2012		$1,974,000

NOTE 11  BUSINESS SEGMENT INFORMATION

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

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, alternative-energy, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.

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

The accounting policies of the operating segments are the same as those described in Note 1. Segment performance is evaluated based on segment operating income, which includes an estimated provision for state income taxes, and segment assets.

Items not allocated to segment operating income include certain amortization and corporate

42 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, short-term investments, certain prepaid expenses, non-current pension assets, other assets and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	2007	2006	2005

Net sales
Friction Control Products
External customers	$261,447,000	$233,843,000	$194,566,000
Intersegment – continuing operations	205,000	187,000	126,000
Intersegment – discontinued operations	—	—	302,000

	261,652,000	234,030,000	194,994,000
Velocity Control Products
External customers	63,912,000	56,733,000	53,839,000
Intersegment – continuing operations	—	—	(1,000)

	63,912,000	56,733,000	53,838,000
Sealing Products
External customers	46,831,000	42,085,000	38,632,000
Intersegment – continuing operations	(144,000)	(89,000)	(88,000)

	46,687,000	41,996,000	38,544,000
Other
External customers	79,192,000	71,331,000	67,219,000
Intersegment – continuing operations	(61,000)	(98,000)	(37,000)

	79,131,000	71,233,000	67,182,000

Total consolidated net sales	$451,382,000	$403,992,000	$354,558,000

	2007	2006	2005

Operating income
Friction Control Products	$74,161,000	$67,949,000	$49,502,000
Velocity Control Products	16,193,000	12,934,000	12,162,000
Sealing Products	8,546,000	6,411,000	5,944,000
Other	10,774,000	6,462,000	4,616,000

Total segment operating income	109,674,000	93,756,000	72,224,000
State income tax provision included in segment operating income	3,384,000	2,955,000	1,862,000
Items not allocated to segment operating income	(1,795,000)	1,969,000	(3,910,000)
Interest expense	(9,552,000)	(9,554,000)	(9,579,000)
Interest income	18,051,000	16,253,000	8,747,000

Income from continuing operations before income taxes	$119,762,000	$105,379,000	$69,344,000

Operating income of the Friction Control Products reporting segment in 2007 included a $5.0 million gain on the sale of a component of the segment.

KAYDON CORPORATION FORM 10K 43

NOTES TO CONSOLIDATED Financial Statements (continued)

	2007	2006	2005

Depreciation and amortization of intangible assets
Friction Control Products	$8,245,000	$7,559,000	$6,946,000
Velocity Control Products	1,690,000	1,655,000	1,773,000
Sealing Products	987,000	997,000	946,000
Other	3,619,000	3,608,000	3,685,000
Corporate	461,000	493,000	481,000

Total consolidated depreciation and amortization of intangible assets of continuing operations	$15,002,000	$14,312,000	$13,831,000

	2007	2006	2005

Additions to net property, plant and equipment
Friction Control Products	$46,837,000	$22,164,000	$8,322,000
Velocity Control Products	2,411,000	793,000	940,000
Sealing Products	3,190,000	778,000	612,000
Other	1,369,000	2,279,000	2,042,000
Corporate	266,000	280,000	644,000

Total consolidated additions to net property, plant and equipment of continuing operations	$54,073,000	$26,294,000	$12,560,000

	2007	2006

Total assets
Friction Control Products	$286,605,000	$177,061,000
Velocity Control Products	95,378,000	85,759,000
Sealing Products	24,218,000	21,445,000
Other	91,940,000	94,003,000
Corporate	288,424,000	359,288,000

Total consolidated assets	$786,565,000	$737,556,000

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Net sales and long-lived tangible assets of continuing operations by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment and pension related deposits:

	2007	2006	2005

Net Sales
United States	$308,284,000	$276,129,000	$237,698,000
Germany	42,007,000	38,763,000	36,944,000
Other Countries	101,091,000	89,100,000	79,916,000

Total	$451,382,000	$403,992,000	$354,558,000

Long-lived Tangible Assets
United States	$135,862,000	$88,355,000	$74,236,000
Other Countries	10,439,000	7,826,000	6,424,000

Total	$146,301,000	$96,181,000	$80,660,000

44 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 12 DISCONTINUED OPERATIONS

On July 26, 2005 the Company sold substantially all of the operating assets and liabilities of its Power and Data Transmission Products segment for $71.4 million cash, resulting in a pre-tax gain of $41.0 million, or $0.73 per share on a diluted basis after tax. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of this segment, including the aforementioned gain on sale, are reported as discontinued operations.

The 2005 operating results of the Power and Data Transmission Products segment up to the date of disposition are presented in the following table:

Net sales	$22,097,000

Operating income	$ 2,974,000
Gain on disposal	40,969,000
Provision for income taxes	(16,584,000)

Income from discontinued operations	$27,359,000

NOTE 13	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2007	2006	2007	2006	2007	2006	2007		2006

	(In thousands, except per share data)

Income Statement Data
Net sales	$106,897	$101,505	$113,391	$102,664	$107,365	$99,676	$123,729		$100,147
Gross profit	44,838	41,543	47,968	43,597	43,296	40,881	48,198		41,405
Net income	$18,230	$16,589	$19,643	$17,704	$17,137	$17,558	$22,697	(1)	$17,657
Balance sheet data
Total assets	$750,370	$684,947	$765,549	$699,280	$755,962	$710,743	$786,565		$737,556
Cash and cash equivalents, and short-term investments	375,164	327,582	374,142	343,338	350,349	349,525	286,993		370,789
Total debt	200,000	200,050	200,000	200,034	200,000	200,017	200,000		200,000
Cash Flow Data
Net cash from operating activities	$18,118	$15,052	$19,094	$22,846	$10,150	$17,453	$26,897		$34,509
Capital expenditures, net	7,384	4,106	12,796	3,474	16,821	7,845	17,072		10,869
Depreciation and amortization of intangible assets	3,579	3,635	3,681	3,596	3,565	3,452	4,177		3,629
Per share data
Earnings per share – basic	$0.65	$0.60	$0.71	$0.64	$0.62	$0.63	$0.83		$0.63
Earnings per share – diluted	0.57	0.52	0.61	0.55	0.54	0.55	0.70	(1)	0.55
Dividends declared per share	0.12	0.12	0.12	0.12	0.15	0.12	0.15		0.12

(1)	Includes the after tax effect, $3.1 million or $0.09 per share on a diluted basis, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

KAYDON CORPORATION FORM 10K 45

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

Management’s report on internal control over financial reporting, and Ernst & Young LLP’s report on the Company’s internal control over financial reporting are included in Item 8 of this Report and incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 4, 2008 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 4, 2008 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 4, 2008 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 4, 2008 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 4, 2008 and is incorporated herein by reference.

46 KAYDON CORPORATION FORM 10K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8, “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control

Report of Independent Registered Public Accounting Firm – Financial Statements

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

3. Exhibits

The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 1-11333.

Exhibit
Number		Description of Document

2.1		Stock Purchase Agreement dated as of July 26, 2005 by and among the Company, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2		Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3		Indenture dated as of May 23, 2003 between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4		Supplemental Indenture No. 1 dated August 18, 2003 by and among the Company and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003 by and among the Company and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended and restated February 19, 2002 (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 1, 2004 (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

KAYDON CORPORATION FORM 10K 47

Exhibit
Number		Description of Document

10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2005 (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2006 (previously filed as Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
10	.1.4*	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated June 5, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.2*	Kaydon Corporation Executive Management Bonus Program, amended and restated effective February 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 27, 2008 and incorporated herein by reference)
10	.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 25, 2007
10	.4.1*	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients on and after April 30, 1999 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10	.4.2*	Restricted Stock Agreement dated March 23, 2007 between the Company and James O’Leary
10	.4.3*	Restricted Stock Agreement dated March 23, 2007 between the Company and James O’Leary
10	.4.4*	Non-Qualified Stock Option Agreement dated March 23, 2007 between the Company and James O’Leary
10	.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 25, 2007
10	.6*	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.8*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John R. Emling (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.9*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.10*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Peter C. DeChants (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.11		Amended and Restated Credit Agreement dated as of July 12, 2005 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)
10	.12*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 25, 2007
10	.13*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.14*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.15*	Employment Agreement, amended effective February 14, 2008, between the Company and James O’Leary (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2008 and incorporated herein by reference)
10	.16*	Consulting Agreement dated November 29, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2007 and incorporated herein by reference)
10	.17*	Change in Control Compensation Agreement dated January 28, 2008 between the Company and Debra K. Crane
10	.18*	Change in Control Compensation Agreement dated December 3, 2007 between the Company and Anthony T. Behrman
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 131-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99		Stock Purchase Agreement dated as of October 26, 2007 by and among the Company, the shareholders of Avon Bearings Corporation and Patrick Walsh, as Sellers’ Representative

48 KAYDON CORPORATION FORM 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 27, 2008	By: /s/ James O’Leary James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2008	By: /s/ Kenneth W. Crawford Kenneth W. Crawford Senior Vice President, Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark A. Alexander Mark A. Alexander Director	Date: February 27, 2008

/s/ David A. Brandon David A. Brandon Director	Date: February 27, 2008

/s/ Patrick P. Coyne Patrick P. CoyneDirector	Date: February 27, 2008

/s/ William K. Gerber William K. Gerber Director	Date: February 27, 2008

/s/ Timothy J. O’Donovan Timothy J. O’Donovan Director	Date: February 27, 2008

/s/ James O’Leary James O’Leary Chairman	Date: February 27, 2008

/s/ Thomas C. Sullivan Thomas C. Sullivan Director	Date: February 27, 2008

KAYDON CORPORATION FORM 10K 49

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2007	$1,029,000	$(50,000)	$(153,000)	$826,000
2006	$903,000	$235,000	$(109,000)	$1,029,000
2005	$738,000	$288,000	$(123,000)	$903,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2007	$13,561,000	$595,000	$(485,000)	$13,671,000
2006	$14,889,000	$1,396,000	$(2,724,000)	$13,561,000
2005	$14,519,000	$2,785,000	$(2,415,000)	$14,889,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

50 KAYDON CORPORATION FORM 10K

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 1-11333.

Exhibit
Number		Description of Document

2.1		Stock Purchase Agreement dated as of July 26, 2005 by and among the Company, Kaydon Corporation Limited, Kaydon Acquisition IX, Inc., Moog, Inc., Moog Controls Limited and Moog Canada Corporation (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 27, 2005 and incorporated herein by reference)
2.2		Stock Purchase Agreement dated as of January 7, 2005 by and among the Company, the shareholders of Purafil, Inc. and Purafil Europa B.V. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference)
3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.3		Indenture dated as of May 23, 2003 between the Company and SunTrust Bank, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2003 and incorporated herein by reference)
4.4		Supplemental Indenture No. 1 dated August 18, 2003 by and among the Company and SunTrust Bank (previously filed as Exhibit 4.3 to the Company’s S-3 Registration Statement filed August 18, 2003 and incorporated herein by reference)
4.5		Supplemental Indenture No. 2 dated November 12, 2003 by and among the Company and SunTrust Bank (previously filed as Exhibit 4.4 to the Company’s S-3/A Registration Statement filed November 13, 2003 and incorporated herein by reference)
10.1		Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended and restated February 19, 2002 (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 1, 2004 (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2005 (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2006 (previously filed as Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
10	.1.4	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated June 5, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.2		Kaydon Corporation Executive Management Bonus Program, amended and restated effective February 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 27, 2008 and incorporated herein by reference)
10.3		Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.4		Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 25, 2007
10	.4.1	Forms of restricted stock agreement and non-qualified stock option agreement to be entered into by the Company and award recipients on and after April 30, 1999 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference)
10	.4.2	Restricted Stock Agreement dated March 23, 2007 between the Company and James O’Leary
10	.4.3	Restricted Stock Agreement dated March 23, 2007 between the Company and James O’Leary
10	.4.4	Non-Qualified Stock Option Agreement dated March 23, 2007 between the Company and James O’Leary
10.5		Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 25, 2007

Exhibit
Number	Description of Document

10.6	Change in Control Compensation Agreement dated September 28, 1998 between the Company and Brian P. Campbell (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.7	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.8	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John R. Emling (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.9	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.10	Change in Control Compensation Agreement dated May 31, 2007 between the Company and Peter C. DeChants (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10.11	Amended and Restated Credit Agreement dated as of July 12, 2005 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)
10.12	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 25, 2007
10.13	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10.14	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10.15	Employment Agreement, amended effective February 14, 2008, between the Company and James O’Leary (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2008 and incorporated herein by reference)
10.16	Consulting Agreement dated November 29, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2007 and incorporated herein by reference)
10.17	Change in Control Compensation Agreement dated January 28, 2008 between the Company and Debra K. Crane
10.18	Change in Control Compensation Agreement dated December 3, 2007 between the Company and Anthony T. Behrman
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 131-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Stock Purchase Agreement dated as of October 26, 2007 by and among the Company, the shareholders of Avon Bearings Corporation and Patrick Walsh, as Sellers’ Representative