Form 10-Q
period 2008-03-29
KAYDON CORP
filed 2008-05-07
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended March 29, 2008	Commission File No. 1-11333
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐     No ☑
     Common Stock Outstanding at May 5, 2008 — 27,675,643 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2008

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 29, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$276,159,000	$229,993,000
Short-term investments	—	57,000,000
Accounts receivable, net	75,901,000	67,574,000
Inventories, net	77,204,000	68,896,000
Other current assets	12,317,000	15,411,000

Total current assets	441,581,000	438,874,000

Property, plant and equipment, net	157,161,000	145,826,000
Goodwill, net	147,134,000	146,922,000
Other intangible assets, net	29,801,000	31,162,000
Other assets	23,297,000	23,781,000

Total assets	$798,974,000	$786,565,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,487,000	$28,498,000
Salaries and wages	7,793,000	10,834,000
Taxes payable	8,420,000	3,007,000
Interest payable	2,844,000	844,000
Other accrued expenses	15,106,000	15,315,000

Total current liabilities	60,650,000	58,498,000

Long-term debt	200,000,000	200,000,000
Deferred taxes	27,532,000	26,310,000
Other long-term liabilities	18,479,000	18,367,000

Total long-term liabilities	246,011,000	244,677,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	48,424,000	49,859,000
Retained earnings	641,794,000	629,347,000
Less — Treasury stock, at cost	(222,747,000)	(218,005,000)
Accumulated other comprehensive income	21,149,000	18,496,000

Shareholders’ equity	492,313,000	483,390,000

Total liabilities and shareholders’ equity	$798,974,000	$786,565,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	First Quarter Ended
	March 29, 2008	March 31, 2007

Net sales	$123,284,000	$106,897,000
Cost of sales	75,965,000	62,059,000

Gross profit	47,319,000	44,838,000
Selling, general and administrative expenses	21,155,000	18,547,000

Operating income	26,164,000	26,291,000
Interest expense	(2,387,000)	(2,387,000)
Interest income	1,936,000	4,625,000

Income before income taxes	25,713,000	28,529,000
Provision for income taxes	9,102,000	10,299,000

Net income	$16,611,000	$18,230,000

Weighted-average common shares:
Basic	27,384,000	27,874,000

Diluted	34,350,000	34,815,000

Earnings per share:
Basic	$0.61	$0.65

Diluted	$0.53	$0.57

Dividends declared per share	$0.15	$0.12

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities	$12,712,000	$18,118,000

Cash flows from investing activities:
Additions to property, plant and equipment, net	(14,762,000)	(7,384,000)
Proceeds from sales of short-term investments	56,919,000	—
Acquisition of business, net of cash received	489,000	—

Cash from (used in) investing activities	42,646,000	(7,384,000)

Cash flows from financing activities:
Cash dividends paid	(4,171,000)	(3,382,000)
Purchase of treasury stock	(7,599,000)	(3,239,000)
Excess tax benefits from stock-based compensation	23,000	64,000
Proceeds from exercise of stock options	24,000	—

Cash used in financing activities	(11,723,000)	(6,557,000)

Effect of exchange rate changes on cash and cash equivalents	2,531,000	198,000

Net increase in cash and cash equivalents	46,166,000	4,375,000
Cash and cash equivalents — Beginning of period	229,993,000	370,789,000

Cash and cash equivalents — End of period	$276,159,000	$375,164,000

Cash paid for income taxes	$2,630,000	$1,479,000

Cash paid for interest	—	—

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation:
The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2007 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
(2) Cash and Cash Equivalents, and Short Term Investments:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company held short-term investments. These short-term investments which included auction rate securities and other investments that were classified as available-for-sale at December 31, 2007, were liquidated during the first quarter of 2008.
Cash and Cash Equivalents, and Short-term Investments are summarized below:

	March 29, 2008	December 31, 2007

Cash and cash equivalents:
Commercial paper	$225,538,000	$139,275,000
Money market and other short-term funds	43,264,000	84,850,000
Time deposits, other interest bearing accounts, and other cash	7,357,000	5,868,000

Cash and cash equivalents	$276,159,000	$229,993,000
Short-term investments	—	57,000,000

	$276,159,000	$286,993,000

(3) Inventories:
Inventories are summarized as follows:

	March 29, 2008	December 31, 2007

Raw Material	$31,052,000	$28,311,000
Work in Process	21,348,000	17,991,000
Finished Goods	24,804,000	22,594,000

	$77,204,000	$68,896,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income, net of tax, was approximately $2.7 million and $0.3 million, resulting in comprehensive income of $19.3 million and $18.5 million for the quarters ended March 29, 2008 and March 31, 2007.

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	First Quarter Ended
	March 29, 2008	March 31, 2007

Numerators:
Numerators for basic earnings per share, net income	$16,611,000	$18,230,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,488,000	1,488,000

Numerators for diluted earnings per share	$18,099,000	$19,718,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,384,000	27,874,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	107,000	82,000
Dilutive shares resulting from Contingent Convertible Notes	6,859,000	6,859,000

Denominators for diluted earnings per share	34,350,000	34,815,000

Earnings per share:
Basic	$0.61	$0.65

Diluted	$0.53	$0.57

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. In first quarter 2008, options to purchase 25,500 shares at an average price of $50.56 per share were excluded. In first quarter 2007, options to purchase 250,000 shares at a price of $43.03 were excluded. The Company has outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2008. The Notes are discussed further in Note 7.
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

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:
Friction Control Products — complex components used in specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, alternative-energy, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.
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

	First Quarter Ended
	March 29, 2008	March 31, 2007

Net sales
Friction Control Products
External customers	$74,086,000	$60,630,000
Intersegment	23,000	57,000

	74,109,000	60,687,000

Velocity Control Products
External customers	18,752,000	15,669,000

Sealing Products
External customers	11,501,000	12,033,000
Intersegment	—	(40,000)

	11,501,000	11,993,000

Other
External customers	18,945,000	18,565,000
Intersegment	(23,000)	(17,000)

	18,922,000	18,548,000

Total consolidated net sales	$123,284,000	$106,897,000

	First Quarter Ended
	March 29, 2008	March 31, 2007

Operating income
Friction Control Products	$17,106,000	$16,340,000
Velocity Control Products	5,579,000	4,093,000
Sealing Products	1,484,000	2,456,000
Other	2,027,000	2,608,000

Total segment operating income	26,196,000	25,497,000

State income tax provision included in segment operating income	637,000	743,000

Items not allocated to segment operating income	(669,000)	51,000

Interest expense	(2,387,000)	(2,387,000)
Interest income	1,936,000	4,625,000

Income before income taxes	$25,713,000	$28,529,000

	First Quarter Ended
	March 29, 2008	March 31, 2007

Additions to net property, plant and equipment

Friction Control Products	$11,917,000	$5,516,000
Velocity Control Products	1,921,000	267,000
Sealing Products	375,000	1,385,000
Other	434,000	174,000
Corporate	115,000	42,000

Total consolidated additions to net property, plant and equipment	$14,762,000	$7,384,000

	March 29, 2008	December 31, 2007

Total assets

Friction Control Products	$304,843,000	$286,605,000
Velocity Control Products	103,595,000	95,378,000
Sealing Products	25,296,000	24,218,000
Other	92,219,000	91,940,000
Corporate	273,021,000	288,424,000

Total consolidated assets	$798,974,000	$786,565,000

(7) Long-term Debt:
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible into a total of 6,858,710 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes become convertible during any calendar quarter, provided certain contingencies are met, including that the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2008. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. The Notes are convertible into common stock upon the issuance of a notice of redemption.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at March 29, 2008.
In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as defined in the Notes’ Indenture.
Interest expense on the Notes equaled $2.0 million for the first quarter of 2008. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. The contingent interest will be paid to holders for any six-month period from May 23 to, but excluding, November 23 and from November 23 to, but excluding, May 23, with the initial six-month period commencing May 23, 2008, if the average of the Note price per $1,000 principal amount of Notes for the five trading days ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The contingent interest feature is an embedded derivative with immaterial value at March 29, 2008. Note issuance costs of approximately $6.5 million are being amortized over a five-year period. Amortization of Note issuance costs during the first quarter of 2008 was $0.3 million. Amortization of Note issuance costs is recorded as a component of interest expense. Unamortized Note issuance costs included in other assets equaled $0.2 million and $0.5 million as of March 29, 2008 and December 31, 2007.
The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at March 29, 2008. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at March 29, 2008.
The Company’s outstanding long-term debt consisted of its 4% Contingent Convertible Senior Subordinated Notes due 2023 totaling $200,000,000 at both March 29, 2008 and December 31, 2007.

(8) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
The changes in the carrying amount of goodwill for the quarter ended March 29, 2008, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2008	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000
Goodwill acquired	181,000	—	—	—	181,000
Effect of foreign currency exchange rate changes	31,000	—	—	—	31,000

Balance as of March 29, 2008	$60,102,000	$43,200,000	$186,000	$43,646,000	$147,134,000

Other intangible assets are summarized as follows:

	March 29, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$10,116,000	$28,194,000	$9,567,000
Patents and developed technology	6,383,000	2,464,000	6,379,000	2,286,000
Backlog	3,300,000	715,000	3,300,000	114,000
Distributor agreements	374,000	134,000	374,000	125,000
Product names	320,000	107,000	320,000	99,000
Trademarks	200,000	38,000	200,000	18,000

	$38,771,000	$13,574,000	$38,767,000	$12,209,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.3 years. Backlog is being amortized over three years.

	March 29, 2008	December 31, 2007
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first quarter ended March 29, 2008	$1,365,000
For the first quarter ended March 31, 2007	$769,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2008	$5,429,000
For the year ending December 31, 2009	$4,310,000
For the year ending December 31, 2010	$3,567,000
For the year ending December 31, 2011	$2,256,000
For the year ending December 31, 2012	$1,974,000

(9) Other Assets:
Other assets primarily include a long-term investment of $14.6 million, $7.4 million of non-current pension assets, and $0.8 million of deferred debt issuance costs at March 29, 2008. Other assets at December 31, 2007, primarily included a long-term investment of $14.7 million, $7.4 million of non-current pension assets, and $1.2 million of deferred debt issuance costs. The long-term investment represents the Company’s position in an investment fund which has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. In the first quarter 2008, the Company recorded a charge of $0.5 million, $0.3 million net of tax, to reduce the gross investment of $15.1 million to fair value as the reduction in value was determined to be “other than temporary.” At December 31, 2007, an unrealized loss on this investment totaling $0.3 million, $0.2 million net of tax, was recorded to reduce the value of the long-term asset, with an offset to accumulated other comprehensive income.
(10) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
Pension Benefits	March 29, 2008	March 31, 2007

Service cost	$671,000	$693,000
Interest cost	1,571,000	1,459,000
Expected return on plan assets	(1,943,000)	(1,345,000)
Amortization of:
Unrecognized net prior service cost	7,000	8,000
Unrecognized net loss	1,000	255,000

Total	$307,000	$1,070,000

	First Quarter Ended
Postretirement Benefits	March 29, 2008	March 31, 2007

Service cost	$73,000	$91,000
Interest cost	164,000	201,000
Amortization of:
Unrecognized net prior service cost	(429,000)	(440,000)
Unrecognized net gain	(227,000)	(121,000)

Total	$(419,000)	$(269,000)

During 2007, the Company contributed $26.1 million to its qualified pension plans, resulting in the plans being fully funded at that time. Therefore, the Company does not expect to contribute to these plans during 2008.

(11) Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first quarter of 2008 is as follows:

	First Quarter Ended
	March 29, 2008
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2008	438,016	$35.51
Granted	83,040	$42.46
Vested	(142,485)	$32.91
Canceled	(61)	$30.15

Outstanding at March 29, 2008	378,510	$38.01

Compensation expense related to restricted stock awards equaled $1.1 million in the first quarter 2008, and equaled $0.9 million in the first quarter 2007.
A summary of stock option information for the first quarter of 2008 is as follows:

	First Quarter Ended
	March 29, 2008
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2008	346,500	$40.64
Granted	85,000	$42.46
Exercised	(1,000)	$24.25

Outstanding at March 29, 2008	430,500	$41.04

Exercisable at March 29, 2008	83,400	$36.46

Weighted-Avg. Fair Value of Options Granted	$10.93

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at March 29, 2008	8.6
Exercisable at March 29, 2008	7.3
The exercise price of each fixed option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent or 20.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.2 million in the first quarter 2008, and less than $0.1 million in first quarter 2007.
The aggregate intrinsic value of options outstanding at March 29, 2008 was $1.3 million.
(12) Impact of Recently Issued Accounting Pronouncements:
The Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to measure the fair value of plan assets and benefit obligations as of the plan sponsor’s fiscal year-end effective for fiscal years ending after December 15, 2008. The Company will adopt this measurement provision at December 31, 2008, using the Method 2 “15-month” approach allowed by SFAS No. 158. The adoption of the measurement date provision will result in an adjustment to retained earnings to recognize the net periodic benefit cost for the period between September 30, 2007, and December 31, 2007. The adoption of the measurement date provision is expected to have no net effect on the Company’s retained earnings as the charge to retained earnings for the pension plans of approximately $0.2 million, net of tax, will be offset by a credit to retained earnings related to the postretirement benefit plans of approximately $0.2 million, net of tax.
SFAS No. 157, “Fair Value Measurements,” was adopted on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not expand or require any new fair value measures, but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The FASB also amended SFAS 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Accordingly, the adoption of this Standard in 2008 was limited to financial assets and liabilities, which affects the disclosure of our long-term investment included in other assets. The adoption of SFAS 157, as amended, did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 13 Fair Value Measurement for the SFAS 157 Fair Value disclosures.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company has not completed its analysis of the potential impact of SFAS 141(R) and SFAS 160 on its financial condition, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” The new Standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The Standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The principal impact from this Standard will be to require us to expand our disclosures regarding our derivative instruments.
Proposed Accounting Pronouncements:
On August 31, 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” for a 45-day comment period that ended October 15, 2007. The proposed guidance, if issued substantially as proposed, would significantly impact the accounting for certain convertible debt instruments including the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023. The proposed FSP would require issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The financial statement impact would be non-cash. On March 26, 2008, the FASB discussed and reaffirmed the proposed FSP, and directed the staff to proceed to a draft of the final FSP for vote by written ballot. It is expected that the balloting process will be completed and the final FSP will be issued in May 2008. The expected effective date would be for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Thus, the FSP would be effective for the Company in fiscal 2009.

(13) Fair Value Measurement:
We adopted SFAS 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. As required, our adoption of SFAS 157 was limited to financial assets and liabilities, which relates to our long-term investment held as an available for sale investment. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 —	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2008 and the basis for that measurement:

Fair Value Measurement at March 29, 2008 Using:
Significant
	Total	Quoted Prices in	Other	Significant
	Fair Value	Active Markets	Observable	Unobservable
	Measurement at	for Identical Assets	Inputs	Inputs
	March 29, 2008	(Level 1)	(Level 2)	(Level 3)

Long-term investment	$14,617,000			$14,617,000
The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first quarter 2008:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Balance at December 31, 2007	$22,463,000
Recognition of unrealized loss recorded to accumulated other comprehensive income	287,000
Redemptions — cash received	(7,559,000)
Realized loss on investment redemptions	(110,000)
Unrealized loss on investment recorded as a reduction of interest income	(464,000)

Balance at March 29, 2008	$14,617,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which was closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. We primarily determined the fair value of our investment in this fund using the NAV provided by the fund issuer as of March 29, 2008, and by comparing a sample of underlying fund assets with quoted market prices to third party sources. The NAV provided by the fund issuer at December 31,2007, was included in the audited financial statements of the fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the first quarter 2008, the Company continued to benefit from strong demand from many of our key markets including those served by our two largest segments Friction Control Products and Velocity Control Products. The Company expects to continue to benefit from this strong demand during the second quarter; however, because of the Company’s diverse product offerings, the specific impact this factor may have on the Company’s operating results is difficult to predict.
Order entry during the first quarter of 2008, including significant orders related to the wind energy market, equaled a record $204.3 million, and contributed to our record backlog of $319.9 million at the end of the quarter.
During the first quarter of 2008, the Company continued its capital expansion program to serve customers in the rapidly growing wind energy industry. The expansion program will help meet wind turbine manufacturers’ requirements for advanced custom bearing assemblies up to 11 feet in diameter for new, larger wind turbines with up to 3 megawatts capacity. For fiscal 2008, Kaydon expects total capital expenditures to approximate $70 - $75 million. While this expansion program is coming fully online, we expect to continue to incur ramp up costs and other expenses.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. The Notes are convertible into common stock upon the issuance of a notice of redemption. Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. The contingent interest will be paid to holders for any six-month period from May 23 to, but excluding, November 23 and from November 23 to, but excluding, May 23, with the initial six-month period commencing May 23, 2008, if the average of the Note price per $1,000 principal amount of Notes for the five trading days ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The contingent interest feature is an embedded derivative with immaterial value at March 29, 2008.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At March 29, 2008, the Company’s current ratio was 7.3 to 1 and working capital totaled $380.9 million. We believe that the Company’s current cash and cash equivalent balance of $276.2 million at March 29, 2008, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2007 Annual Report on Form 10-K, particularly Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.

Results of Operations
Sales during the first quarter of 2008 equaled a first quarter record $123.3 million, an increase of 15.3 percent as compared to $106.9 million during a very strong first quarter of 2007. Increased sales across many of the Company’s key product lines, including specialty bearings, velocity control products, liquid filtration products, air filtration products, specialty balls, and metal alloys more than offset lower sales of sealing products, metal forming equipment, and machine tool components.
Specifically, Kaydon’s Friction Control Products reporting segment achieved sales of $74.1 million during the first quarter of 2008 as compared with $60.7 million during the first quarter of 2007, an increase of $13.4 million or 22.1 percent. This segment was positively affected by the recent acquisition of Avon Bearings Corporation (“Avon”) and by increased demand for specialty bearings utilized in the wind energy, heavy equipment, machinery, and medical equipment markets. Demand also increased for split roller bearing products from international markets particularly in the Far East. These areas of growth more than offset weaker sales to customers in the military and semiconductor markets.
During the first quarter 2008, the Company’s Velocity Control Products reporting segment sales increased $3.1 million or 19.7 percent, to $18.8 million, when compared with first quarter 2007 sales of $15.7 million. The increase is primarily due to continued strong performance from both the European and North American operations, including the favorable effects of foreign exchange.
Sales of the Company’s Sealing Products reporting segment totaled $11.5 million during the first quarter 2008, compared to sales of $12.0 million in the prior first quarter as lower volume was only partially offset by higher pricing.
Sales of the Company’s remaining businesses equaled $18.9 million during the first quarter of 2008, an increase from the first quarter 2007 of $0.4 million or 2.0 percent, as higher sales of liquid filtration products, air filtration products, and metal alloys more than offset lower sales of metal forming equipment and machine tool components.
Gross profit equaled $47.3 million or 38.4 percent of sales for the first quarter of 2008 as compared to $44.8 million or 41.9 percent of sales for the first quarter of 2007. This year’s gross margin was affected by costs incurred associated with the ongoing ramp up of our wind energy capacity expansion and by relocation and workers compensation costs incurred in our Sealing Products segment. Also affecting this year’s gross margin was the inclusion of the results of Avon whose margins will be negatively impacted in the short-term by acquisition accounting requirements.
Selling, general, and administrative expenses equaled $21.2 million or 17.2 percent of sales during the first quarter of 2008 as compared to $18.5 million or 17.4 percent of sales during the first quarter of 2007.
The Company’s operating income equaled $26.2 million or 21.2 percent of sales in the first quarter of 2008, as compared to $26.3 million or 24.6 percent of sales in the first quarter of 2007.
On a reporting segment basis, operating income from the Friction Control Products reporting segment was $17.1 million during the first quarter of 2008 as compared to $16.3 million during the comparable period last year. Operating income increased due to higher sales even as operating margin declined year-over-year. The operating margin decline is attributable to the ongoing ramp up of our wind energy capacity expansion, Avon acquisition accounting requirements, lower margins from the absence of a high volume military legacy program that peaked at the end of 2006 and early 2007, and higher period costs as we have added selling and marketing resources to pursue growth opportunities in Asia and Europe, and to fortify our domestic distribution channels.
The Velocity Control Products reporting segment contributed $5.6 million to the Company’s operating income during the first quarter of 2008 as compared to $4.1 million during the comparable period last year. Operating margin rose from 26.1 percent to 29.7 percent due to improved operating leverage and favorable effects of foreign exchange.
The Sealing Products reporting segment contributed $1.5 million to the Company’s operating income during the first quarter of 2008 as compared to $2.5 million during the comparable period last year because of lower sales and approximately $0.7 million of relocation expenses and workers compensation costs incurred during the period.

The Company’s other businesses contributed $2.0 million to the Company’s operating income during the first quarter of 2008 as compared to $2.6 million during the comparable period last year due to lower profit contribution from certain of our non-core, non-filtration businesses, including those serving the residential plumbing market.
First quarter 2008 interest income of $1.9 million declined significantly from the $4.6 million earned during the first quarter of 2007. This decline was due to lower interest rates earned on lower average investable balances, and the recognition of a $0.5 million charge on an investment, a portion of which had previously been included in Other Comprehensive Income. Average interest rates earned have declined from 5.1 percent during last year’s first quarter to 3.4 percent this year due to lower marketplace rates and the Company’s proactive efforts to preserve capital and maximize liquidity for longer-term investment opportunities rather than pursuing higher yields in the short-term. The lower average investable balances result from the Avon acquisition, 2007 pension contributions, higher capital expenditures to support capacity expansion projects and stock repurchase actions.
The effective tax rate for first quarter 2008 was 35.4 percent which is expected to be the rate for all of 2008. The effective tax rate for the first quarter of 2007 was 36.1 percent.
Net income for the first quarter of 2008 was $16.6 million or $0.53 per share on a diluted basis, based on 34.4 million common shares outstanding, compared with first quarter 2007 net income of $18.2 million or $0.57 per share on a diluted basis, based on 34.8 million common shares outstanding.
Liquidity and Capital Resources
At March 29, 2008, the Company’s current ratio was 7.3 to 1 and working capital totaled $380.9 million, including $276.2 million of cash and cash equivalents. At December 31, 2007, the current ratio was 7.5 to 1 and working capital totaled $380.4 million, including cash and cash equivalents and short-term investments of $287.0 million. Total debt outstanding at the end of the first quarter 2008 and at year-end 2007 was $200.0 million.
Cash flows from operating activities during the first quarter 2008 equaled $12.7 million, compared to first quarter 2007 cash flow from operating activities of $18.1 million. During the first quarter 2008, the Company paid common stock dividends of $4.2 million, repurchased a total of 176,000 shares of Company common stock for $7.6 million, and invested $14.8 million in net capital expenditures. The Company also received a cash payment of $0.5 million from the sellers of Avon associated with working capital purchase price adjustments. Final adjustments, if any, associated with finalizing the Avon acquisition purchase price adjustments are expected to be completed in the second quarter 2008 and are expected to be immaterial.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) are convertible during any calendar quarter, provided certain contingencies are met, including that our common stock has traded above $34.99 for 20 out of 30 trading days for specified periods of time during the preceding calendar quarter. Based on this formula, holders will be able to convert their Notes during the second quarter of 2008. The Notes may not be redeemed by the Company until May 30, 2008, but are redeemable at any time thereafter at par, plus accrued and unpaid interest. The Notes are convertible into common stock upon the issuance of a notice of redemption.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2008, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. If the holders of the Notes exercise their right to require us to repurchase all or a portion of their Notes on May 23, 2008, the Company intends to refinance the obligation on a long-term basis with its revolving credit facility. Because the Company has the ability and intent to refinance the obligation on a long-term basis, the Notes continue to be reported as long-term debt at March 29, 2008.
The Notes bear interest at 4 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. The contingent interest will be paid to holders for any six-month period from May 23 to, but excluding, November 23 and from November 23 to, but excluding, May 23, with the initial six-month period commencing May 23, 2008, if the average of the Note price per $1,000 principal amount of Notes for the five trading days ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The contingent interest feature is an embedded derivative with immaterial value at March 29, 2008.

The Company has recorded in other assets a $15.1 million gross investment representing the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. In the first quarter 2008, the Company recorded a charge of $0.5 million, $0.3 million net of tax, to reduce the gross investment of $15.1 million to fair value as the reduction in value was determined to be “other than temporary.”
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first quarter of 2008 equaled a record $204.3 million, resulting in a record backlog of $319.9 million at the end of the first quarter 2008 compared to first quarter 2007 orders of $141.7 million and first quarter of 2007 quarter-end backlog of $186.3 million. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies previously disclosed in that report.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth, characterization of and the Company’s ability to control contingent liabilities and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 34 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for 2008) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of March 29, 2008, the fair value of long-term debt is approximately 60 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.
ITEM 4. CONTROLS AND PROCEDURES
Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, should be considered in conjunction with the other information set forth in this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2008:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

January 1 to January 26	26,680	$51.15	26,680	4,254,491
January 27 to February 23	—	—	—	4,254,491
February 24 to March 29	149,661	$41.66	149,661	4,104,830

Total	176,341	$43.10	176,341	4,104,830

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of restricted stock agreement to be entered into by the Company and award recipients on and after February 14, 2008 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan

10.2	Form of non-qualified stock option agreement to be entered into by the Company and award recipients on and after February 14, 2008 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
May 7, 2008	/s/ James O’Leary
James O’Leary
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 7, 2008	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President, Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of restricted stock agreement to be entered into by the Company and award recipients on and after February 14, 2008 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan

10.2	Form of non-qualified stock option agreement to be entered into by the Company and award recipients on and after February 14, 2008 under the Kaydon Corporation 1999 Long Term Stock Incentive Plan

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002