Form 10-Q
period 2008-06-28
KAYDON CORP
filed 2008-08-06
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended June 28, 2008	Commission File No. 1-11333
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐       No ☑
Common Stock Outstanding at August 5, 2008 – 27,848,944 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2008

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 28, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$268,503,000	$229,993,000
Short-term investments	—	57,000,000
Accounts receivable, net	83,015,000	67,574,000
Inventories, net	86,367,000	68,896,000
Other current assets	13,799,000	15,411,000

Total current assets	451,684,000	438,874,000

Property, plant and equipment, net	167,831,000	145,826,000
Goodwill, net	147,775,000	146,922,000
Other intangible assets, net	28,479,000	31,162,000
Other assets	19,619,000	23,781,000

Total assets	$815,388,000	$786,565,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,688,000	$28,498,000
Salaries and wages	9,207,000	10,834,000
Taxes payable	7,328,000	3,007,000
Interest payable	895,000	844,000
Other accrued expenses	15,849,000	15,315,000

Total current liabilities	63,967,000	58,498,000

Long-term debt	188,500,000	200,000,000
Deferred taxes	28,175,000	26,310,000
Other long-term liabilities	19,473,000	18,367,000

Total long-term liabilities	236,148,000	244,677,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	43,285,000	49,859,000
Retained earnings	657,992,000	629,347,000
Less — Treasury stock, at cost	(207,721,000)	(218,005,000)
Accumulated other comprehensive income	18,024,000	18,496,000

Shareholders’ equity	515,273,000	483,390,000

Total liabilities and shareholders’ equity	$815,388,000	$786,565,000

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$139,905,000	$113,391,000	$263,189,000	$220,288,000
Cost of sales	85,734,000	65,423,000	161,699,000	127,482,000

Gross profit	54,171,000	47,968,000	101,490,000	92,806,000
Selling, general and administrative expenses	22,033,000	19,619,000	43,188,000	38,166,000

Operating income	32,138,000	28,349,000	58,302,000	54,640,000

Interest expense	(2,382,000)	(2,365,000)	(4,769,000)	(4,752,000)

Interest income	1,742,000	4,756,000	3,678,000	9,381,000

Income before income taxes	31,498,000	30,740,000	57,211,000	59,269,000

Provision for income taxes	11,150,000	11,097,000	20,252,000	21,396,000

Net income	$20,348,000	$19,643,000	$36,959,000	$37,873,000

Weighted-average common shares:
Basic	27,291,000	27,832,000	27,338,000	27,853,000

Diluted	34,237,000	34,789,000	34,294,000	34,807,000

Earnings per share:
Basic	$0.75	$0.71	$1.35	$1.36

Diluted	$0.64	$0.61	$1.16	$1.17

Dividends declared per share	$0.15	$0.12	$0.30	$0.24

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities	$25,932,000	$37,212,000

Cash flows from investing activities:
Additions to property, plant and equipment, net	(29,908,000)	(20,180,000)
Sales of investments	60,016,000	—
Acquisition of business, net of cash received	489,000	—

Cash from (used in) investing activities	30,597,000	(20,180,000)

Cash flows from financing activities:

Cash dividends paid	(8,337,000)	(6,763,000)

Purchase of treasury stock	(12,082,000)	(7,186,000)

Excess tax benefits from stock-based compensation	(83,000)	157,000

Proceeds from exercise of stock options	163,000	75,000

Cash used in financing activities	(20,339,000)	(13,717,000)

Effect of exchange rate changes on cash and cash equivalents	2,320,000	38,000

Net increase in cash and cash equivalents	38,510,000	3,353,000

Cash and cash equivalents — Beginning of period	229,993,000	370,789,000

Cash and cash equivalents — End of period	$268,503,000	$374,142,000

Cash paid for income taxes	$14,078,000	$12,531,000

Cash paid for interest	$4,000,000	$4,000,000

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

	June 28, 2008	December 31, 2007

Cash and cash equivalents:
Commercial paper	$217,582,000	$139,275,000
Money market and other short-term funds	42,431,000	84,850,000
Time deposits, other interest bearing accounts, and other cash	8,490,000	5,868,000

Cash and cash equivalents	$268,503,000	$229,993,000
Short-term investments	—	57,000,000

	$268,503,000	$286,993,000

(3) Inventories:
Inventories are summarized as follows:

	June 28, 2008	December 31, 2007

Raw material	$37,635,000	$28,311,000
Work in process	22,918,000	17,991,000
Finished goods	25,814,000	22,594,000

	$86,367,000	$68,896,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists primarily of net income and other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised primarily of foreign currency translation adjustments and pension and other postretirement benefit adjustments. Other comprehensive income (loss), net of tax, was approximately $(3.1) million and $0.9 million, resulting in comprehensive income of $17.2 million and $20.6 million for the quarters ended June 28, 2008 and June 30, 2007. On a first half basis, other comprehensive income (loss), net of tax, was approximately $(0.5) million and $1.2 million, resulting in comprehensive income of $36.5 million and $39.1 million for the first halves ended June 28, 2008 and June 30, 2007.

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Second Quarter Ended
	June 28, 2008	June 30, 2007

Numerators:
Numerators for basic earnings per share, net income	$20,348,000	$19,643,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	1,485,000	1,474,000

Numerators for diluted earnings per share	$21,833,000	$21,117,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,291,000	27,832,000

Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	105,000	98,000

Dilutive shares resulting from Contingent Convertible Notes	6,841,000	6,859,000

Denominators for diluted earnings per share	34,237,000	34,789,000

Earnings per share:

Basic	$0.75	$0.71

Diluted	$0.64	$0.61

	First Half Ended
	June 28, 2008	June 30, 2007

Numerators:
Numerators for basic earnings per share, net income	$36,959,000	$37,873,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	2,973,000	2,962,000

Numerators for diluted earnings per share	$39,932,000	$40,835,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	27,338,000	27,853,000

Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	106,000	95,000

Dilutive shares resulting from Contingent Convertible Notes	6,850,000	6,859,000

Denominators for diluted earnings per share	34,294,000	34,807,000

Earnings per share:

Basic	$1.35	$1.36

Diluted	$1.16	$1.17

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. In second quarter 2008, options to purchase 5,000 shares at an average price of $55.30 per share were excluded. In second quarter 2007, all options were included in the computation of diluted earnings per share because the exercise prices were less than the average market price of the common shares. In first half 2008, options to purchase 36,000 shares at an average price of $52.76 per share were excluded. In first half 2007, options to purchase 10,500 shares at an average price of $46.54 per share were excluded. The Company has outstanding $188.5 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into 6,464,335 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. The Notes are convertible during any calendar quarter if the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Notes during the second quarter of 2008 and will be able to convert their Notes during the third quarter of 2008. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of common stock. During the first half of 2007, the Company had outstanding $200.0 million of the Notes. The Notes are discussed further in Note 7.
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
The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:
Friction Control Products – complex components used in alternative-energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.
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
Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, certain prepaid expenses and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up.

	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales

Friction Control Products
External customers	$86,783,000	$64,899,000	$160,869,000	$125,529,000
Intersegment	12,000	57,000	35,000	114,000

	86,795,000	64,956,000	160,904,000	125,643,000
Velocity Control Products
External customers	19,966,000	16,156,000	38,718,000	31,825,000

Sealing Products
External customers	11,724,000	11,520,000	23,225,000	23,553,000
Intersegment	—	(39,000)	—	(79,000)

	11,724,000	11,481,000	23,225,000	23,474,000
Other
External customers	21,432,000	20,816,000	40,377,000	39,381,000
Intersegment	(12,000)	(18,000)	(35,000)	(35,000)

	21,420,000	20,798,000	40,342,000	39,346,000

Total consolidated net sales	$139,905,000	$113,391,000	$263,189,000	$220,288,000

	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Operating income
Friction Control Products	$21,489,000	$18,581,000	$38,595,000	$34,921,000
Velocity Control Products	6,073,000	4,221,000	11,652,000	8,314,000
Sealing Products	1,497,000	1,975,000	2,981,000	4,431,000
Other	3,181,000	3,210,000	5,208,000	5,818,000

Total segment operating income	32,240,000	27,987,000	58,436,000	53,484,000

State income tax provision included in segment operating income	808,000	822,000	1,445,000	1,565,000

Items not allocated to segment operating income	(910,000)	(460,000)	(1,579,000)	(409,000)

Interest expense	(2,382,000)	(2,365,000)	(4,769,000)	(4,752,000)
Interest income	1,742,000	4,756,000	3,678,000	9,381,000

Income before income taxes	$31,498,000	$30,740,000	$57,211,000	$59,269,000

	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Additions to net property, plant and equipment

Friction Control Products	$12,462,000	$11,343,000	$24,379,000	$16,859,000
Velocity Control Products	1,856,000	224,000	3,777,000	491,000
Sealing Products	50,000	967,000	425,000	2,352,000
Other	714,000	182,000	1,148,000	356,000
Corporate	64,000	80,000	179,000	122,000

Total consolidated additions to net property, plant and equipment	$15,146,000	$12,796,000	$29,908,000	$20,180,000

	June 28, 2008	December 31, 2007

Total assets

Friction Control Products	$330,765,000	$286,605,000
Velocity Control Products	107,195,000	95,378,000
Sealing Products	25,849,000	24,218,000
Other	93,706,000	91,940,000
Corporate	257,873,000	288,424,000

Total consolidated assets	$815,388,000	$786,565,000

(7) Long-term Debt:
The Company has outstanding $188.5 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into 6,464,335 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of common stock. The remaining Notes are convertible during any calendar quarter, provided certain contingencies are met, including that the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Notes during the second quarter of 2008 and will be able to convert their Notes during the third quarter of 2008. The Notes became redeemable by the Company on May 30, 2008, and continue to be redeemable at any time at par, plus accrued and unpaid interest. The Notes are convertible at the option of the holder into common stock upon the issuance of a notice of redemption.
Holders of the Notes may require the Company to repurchase all or a portion of their Notes on May 23, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as defined in the Notes’ Indenture.
Interest expense on the Notes equaled $2.1 million for the second quarter of 2008. The Notes bear interest at 4.0 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. The contingent interest will be paid to holders for any six-month period from May 23 to, but excluding, November 23 and from November 23 to, but excluding, May 23, with the initial six-month period commencing May 23, 2008, if the average of the Note price per $1,000 principal amount of Notes for the five trading days ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. The Company began accruing contingent interest in May 2008. The contingent interest feature is an embedded derivative with immaterial value at June 28, 2008. Note issuance costs of approximately $6.5 million were being amortized over a five-year period and the final $0.2 million of amortization was recorded during the second quarter of 2008. Amortization of Note issuance costs was recorded as a component of interest expense. There were no unamortized Note issuance costs at June 28, 2008. Unamortized Note issuance costs at December 31, 2007 totaled $0.5 million.
The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at June 28, 2008. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at June 28, 2008.
The Company’s outstanding long-term debt consisted of its 4% Contingent Convertible Senior Subordinated Notes due 2023 totaling $188,500,000 at June 28, 2008 and $200,000,000 at December 31, 2007.
(8) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.

The changes in the carrying amount of goodwill for the first half ended June 28, 2008, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2008	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000
Purchase price adjustment	181,000	—	—	—	181,000
Effect of foreign currency exchange rate changes	31,000	—	—	—	31,000

Balance as of March 29, 2008	$60,102,000	$43,200,000	$186,000	$43,646,000	$147,134,000
Purchase price adjustment	759,000	—	—	—	759,000
Effect of foreign currency exchange rate changes	(118,000)	—	—	—	(118,000)

Balance as of June 28, 2008	$60,743,000	$43,200,000	$186,000	$43,646,000	$147,775,000

Other intangible assets are summarized as follows:

	June 28, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$10,664,000	$28,194,000	$9,567,000
Patents and developed technology	6,427,000	2,643,000	6,379,000	2,286,000
Backlog	3,300,000	1,316,000	3,300,000	114,000
Distributor agreements	374,000	143,000	374,000	125,000
Product names	320,000	116,000	320,000	99,000
Trademarks	200,000	58,000	200,000	18,000

	$38,815,000	$14,940,000	$38,767,000	$12,209,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.3 years. Backlog is being amortized over three years.

	June 28, 2008	December 31, 2007
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first half ended June 28, 2008	$2,731,000
For the first half ended June 30, 2007	$1,514,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2008	$5,435,000
For the year ending December 31, 2009	$4,317,000
For the year ending December 31, 2010	$3,574,000
For the year ending December 31, 2011	$2,263,000
For the year ending December 31, 2012	$1,981,000
(9) Other Assets:
Other assets primarily include a long-term investment of $11.5 million, $7.4 million of non-current pension assets, and $0.5 million of deferred debt issuance costs at June 28, 2008. Other assets at December 31, 2007, primarily included a long-term investment of $14.7 million, $7.4 million of non-current pension assets, and $1.2 million of deferred debt issuance costs. The long-term investment represents the Company’s position in an investment fund which has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. In the first quarter 2008, the Company recorded a charge of $0.5 million, $0.3 million net of tax, to reduce the gross investment to fair value as the reduction in value was determined to be “other than temporary.” During the second quarter 2008, the Company received $3.1 million as the fund was partially liquidated. At December 31, 2007, an unrealized loss on this investment totaling $0.3 million, $0.2 million net of tax, was recorded to reduce the value of the long-term asset, with an offset to accumulated other comprehensive income. The long-term investment is discussed further in Note 13.
(10) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

Pension Benefits	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$836,000	$693,000	$1,507,000	$1,386,000
Interest cost	1,855,000	1,459,000	3,426,000	2,918,000
Expected return on plan assets	(2,269,000)	(1,345,000)	(4,212,000)	(2,690,000)
Amortization of:
Unrecognized net prior service cost	7,000	8,000	14,000	16,000
Unrecognized net loss	1,000	255,000	2,000	510,000

Total	$430,000	$1,070,000	$737,000	$2,140,000

Postretirement Benefits	Second Quarter Ended		First Half Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$73,000	$91,000	$146,000	$182,000
Interest cost	164,000	201,000	328,000	402,000
Amortization of:
Unrecognized net prior service cost	(430,000)	(440,000)	(859,000)	(880,000)
Unrecognized net gain	(227,000)	(121,000)	(454,000)	(242,000)

Total	$(420,000)	$(269,000)	$(839,000)	$(538,000)

During 2007, the Company contributed $26.1 million to its qualified pension plans, resulting in the plans being fully funded at that time. Therefore, the Company does not expect to contribute to these plans during 2008.

(11) Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first half of 2008 is as follows:

	First Half Ended
	June 28, 2008
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2008	438,016	$35.51
Granted	83,040	$42.46
Vested	(142,485)	$32.91
Canceled	(61)	$30.15

Outstanding at March 29, 2008	378,510	$38.01
Granted	6,000	$52.31
Canceled	(260)	$24.93

Outstanding at June 28, 2008	384,250	$38.24

Compensation expense related to restricted stock awards was $1.1 million and $2.2 million in the second quarter and first half of 2008. Compensation expense related to restricted stock awards was $2.3 million and $3.2 million in second quarter and first half of 2007.
A summary of stock option information for the first half of 2008 is as follows:

	First Half Ended
	June 28, 2008
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2008	346,500	$40.64
Granted	85,000	$42.46
Exercised	(1,000)	$24.25

Outstanding at March 29, 2008	430,500	$41.04
Granted	21,000	$52.31
Exercised	(5,500)	$25.37

Outstanding at June 28, 2008	446,000	$41.76

Exercisable at June 28, 2008	88,400	$36.87

Weighted-Avg. Fair Value of Options Granted		$11.59

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at June 28, 2008		8.5
Exercisable at June 28, 2008		7.3
The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.4 million and $0.6 million during the second quarter and first half of 2008. Compensation expense related to fixed stock options was $0.2 million and $0.3 million during the second quarter and first half of 2007.
The aggregate intrinsic value of options outstanding at June 28, 2008 equaled $4.1 million.
(12) Impact of Recently Issued Accounting Pronouncements:
The Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to measure the fair value of plan assets and benefit obligations as of the plan sponsor’s fiscal year-end effective for fiscal years ending after December 15, 2008. The Company will adopt this measurement provision at December 31, 2008, using the Method 2 “15-month” approach allowed by SFAS No. 158. The adoption of the measurement date provision will result in an adjustment to retained earnings to recognize the net periodic benefit cost for the period between October 1, 2008, and December 31, 2008. The adoption of the measurement date provision is expected to have an immaterial effect on the Company’s retained earnings.
The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not expand or require any new fair value measures, but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Accordingly, the Company’s adoption of this Standard in 2008 was limited to financial assets and liabilities, which requires additional disclosure of our long-term investment included in other assets. The adoption of SFAS 157, as amended, did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 13 Fair Value Measurement for the SFAS 157 Fair Value disclosures.
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
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 will significantly impact the accounting for certain convertible debt instruments including the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023. FSP APB 14-1 requires issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense. The financial statement impact will be non-cash. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Therefore, FSP APB 14-1 will be effective for the Company in fiscal 2009, and is required to be applied retrospectively to all periods presented, by restating historical financial statements for applicable periods. The Company has not completed its analysis of the potential impact of FSP APB 14-1 on its financial condition, results of operations or cash flows.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” Because holders of the Company’s restricted stock awards receive dividends prior to the vesting of those awards, the restricted stock awards are expected to be subject to FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Therefore, FSP EITF 03-6-1 will be effective for the Company in fiscal 2009, and is required to be applied retrospectively to all periods presented. The Company has not completed its analysis of the potential impact of FSP EITF 03-6-1 on its financial condition, results of operations or cash flows.
(13) Fair Value Measurement:
The Company adopted SFAS 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. As required, our adoption of SFAS 157 was limited to financial assets and liabilities, which relates to our long-term investment held as an available for sale investment. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2008 and the basis for that measurement:

Fair Value Measurement at June 28, 2008 Using:
Significant
	Total	Quoted Prices in	Other	Significant
	Fair Value	Active Markets	Observable	Unobservable
	Measurement at	for Identical Assets	Inputs	Inputs
	June 28, 2008	(Level 1)	(Level 2)	(Level 3)

Long-term investment	$11,543,000	—	—	$11,543,000
The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first half 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at December 31, 2007	$22,463,000
Recognition of unrealized loss recorded to accumulated other comprehensive income	287,000
Redemptions — cash received	(7,559,000)
Realized loss on investment redemptions	(110,000)
Unrealized loss on investment recorded as a reduction of interest income	(464,000)

Balance at March 29, 2008	$14,617,000
Redemptions — cash received	(3,097,000)
Net realized gain on investment redemptions	6,000
Unrealized gain on investment recorded to accumulated other comprehensive income	17,000

Balance at June 28, 2008	$11,543,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of our investment in this fund using the NAV provided by the fund issuer as of June 28, 2008, and by comparing a sample of underlying fund assets with quoted market prices to third party sources. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The NAV provided by the fund issuer at December 31, 2007, was included in the audited financial statements of the fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. During the second quarter 2008, the Company continued to benefit from strong demand from many of our key markets including those served by our two largest segments, Friction Control Products and Velocity Control Products.
Order entry during the second quarter of 2008, including significant orders related to the wind energy market, equaled a record $144.0 million, and contributed to our record backlog of $324.0 million at the end of the quarter.
During the second quarter 2008, the Company continued its capital expansion program to serve customers in the rapidly growing wind energy industry. The expansion program will help meet wind turbine manufacturers’ requirements for advanced custom bearing assemblies for new, larger wind turbines with up to 3 megawatts capacity. For fiscal 2008, Kaydon currently expects total capital expenditures to approximate $75 million. While this expansion program is coming fully online, we expect to continue to incur ramp up costs and other expenses.
The Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) became redeemable by the Company on May 30, 2008, and continue to be redeemable at any time at par, plus accrued and unpaid interest. The Notes are convertible at the option of the holder into common stock upon the issuance of a notice of redemption. The Notes bear interest at 4.0 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. In May 2008, the contingent interest conditions set forth in the Notes’ Indenture were met and therefore the Company began accruing contingent interest. The contingent interest feature is an embedded derivative with immaterial value at June 28, 2008. Interest expense on the Notes equaled $2.1 million for the second quarter of 2008.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At June 28, 2008, the Company’s current ratio was 7.1 to 1 and working capital totaled $387.7 million. We believe that the Company’s current cash and cash equivalents balance of $268.5 million at June 28, 2008, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength of the manufacturing environment, the success of the Company’s efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2007 Annual Report on Form 10-K, particularly Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition, to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Second Quarter Results
Sales during the second quarter of 2008 equaled a quarterly record $139.9 million, an increase of 23.4 percent as compared to $113.4 million during the second quarter of 2007, with particularly strong growth in Friction Control Products and Velocity Control Products.
Specifically, second quarter 2008 sales of Kaydon’s Friction Control Products reporting segment totaled $86.8 million, an increase of $21.8 million or 33.6 percent as compared with the second quarter of 2007. Sales to the wind energy market more than tripled, while sales of split roller bearings and sales to the medical and heavy equipment markets showed double-digit growth. Sales to the military, machinery and semiconductor markets also increased compared to the prior second quarter. This reporting segment benefited from the inclusion of Avon Bearings Corporation (“Avon”) which was acquired in October 2007.
During the second quarter 2008, the Company’s Velocity Control Products reporting segment sales increased 23.6 percent, to $20.0 million, when compared with second quarter 2007 sales of $16.2 million. The increase is primarily due to particularly strong sales from our European operations, including the benefit of foreign exchange rates, and a solid performance in North America.
The Company’s Sealing Products reporting segment achieved sales of $11.7 million during the second quarter of 2008, compared to $11.5 million in the second quarter of 2007. The sales increase was due primarily to higher pricing which offset modestly lower volume.
Sales of the Company’s remaining businesses equaled $21.4 million during the second quarter of 2008, an increase of $0.6 million from the second quarter of 2007 resulting from higher demand for air filtration products and higher pricing for metal alloy products.
Gross profit equaled $54.2 million or 38.7 percent of sales for the second quarter of 2008 as compared to $48.0 million or 42.3 percent of sales for the second quarter of 2007. Gross profit was positively affected by higher sales volume principally of Friction Control Products and Velocity Control Products. This year’s gross margin was affected by changes in product mix and the inclusion of Avon whose margins are negatively impacted in the current period by acquisition accounting requirements.
Selling, general, and administrative (“SG&A”) expenses equaled $22.0 million or 15.7 percent of sales during the second quarter of 2008. SG&A expenses were $19.6 million or 17.3 percent of sales during the second quarter of 2007, which included $1.5 million of expenses associated with our 2007 leadership transition.
The Company’s operating income equaled $32.1 million or 23.0 percent of sales in the second quarter of 2008, as compared to $28.3 million or 25.0 percent of sales in the second quarter of 2007, an increase of 13.4 percent.
On a reporting segment basis, operating income from the Friction Control Products reporting segment was $21.5 million during the second quarter of 2008 as compared to $18.6 million during the comparable period last year. Operating income increased driven largely by increased volume even as operating margin declined year-over-year. The operating margin decline is attributable to product mix shifts, the inclusion of Avon whose margins are negatively impacted by non-cash acquisition accounting requirements and integration costs, and costs associated with the ramp up of our wind energy expansion.
The Velocity Control Products reporting segment contributed $6.1 million to the Company’s operating income during the second quarter of 2008 as compared to $4.2 million during the comparable period last year. Operating margin rose from 26.1 percent to 30.4 percent primarily as the result of higher volume, resultant operating leverage, and higher pricing.
The Sealing Products reporting segment contributed $1.5 million to the Company’s operating income during the second quarter of 2008 a decrease of $0.5 million from the prior second quarter. This decline is largely due to inefficiencies and redundant costs being incurred during our previously announced facility relocation.
The Company’s remaining businesses contributed $3.2 million to the Company’s operating income in both the second quarters of 2008 and 2007.
Second quarter 2008 interest income of $1.7 million declined from the $4.8 million earned during the second quarter of 2007. This decline was due to lower interest rates achieved on lower average investable balances as average interest rates earned have declined from 5.1 percent during last year’s second quarter to 2.4 percent this year. Higher capital expenditures, the Avon acquisition, 2007 pension contributions, and stock repurchase actions resulted in lower investable balances. Interest expense during both the second quarter of 2008 and 2007 was $2.4 million.
The effective tax rate for second quarter 2008 was 35.4 percent compared with 36.1 percent in the prior second quarter primarily due to an increase in foreign earnings in 2008. The Company currently expects the effective tax rate for full year 2008 to be 35.4 percent.
Net income for the second quarter of 2008 was $20.3 million or $0.64 per share on a diluted basis, based on 34.2 million common shares outstanding, an increase in diluted earnings per share of 4.9 percent when compared with second quarter 2007 net income of $19.6 million or $0.61 per share on a diluted basis, based on 34.8 million common shares outstanding.
First Half Results
Sales for the first half of 2008 equaled $263.2 million, an increase of $42.9 million or 19.5 percent over the $220.3 million of sales in the first half of 2007. Gross profit for the first half of 2008 totaled $101.5 million, an increase of $8.7 million or 9.4 percent over the first half of 2007. Gross margin declined to 38.6 percent compared to 42.1 percent in the prior first half. Operating income was $58.3 million or 22.2 percent of sales compared to $54.6 million or 24.8 percent of sales in the first half of 2007.
Liquidity and Capital Resources
At June 28, 2008, the Company’s current ratio was 7.1 to 1 and working capital totaled $387.7 million, including $268.5 million of cash and cash equivalents. At December 31, 2007, the current ratio was 7.5 to 1 and working capital totaled $380.4 million, including cash and cash equivalents and short-term investments of $287.0 million. Total debt outstanding at the end of the second quarter 2008 was $188.5 million, and was $200.0 million at year-end 2007.
Cash flow from operations during the first half 2008 equaled $25.9 million, compared to first half 2007 cash flow from operations of $37.2 million. The comparatively lower first half cash flow from operations was due primarily to the higher growth in receivables and inventory associated with the higher rate of sales growth in first half 2008 over first half 2007. During the first half 2008, the Company paid common stock dividends of $8.3 million, repurchased a total of 258,141 shares of Company common stock for $12.1 million, and invested $29.9 million in net capital expenditures.
The Company has outstanding $188.5 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes are convertible into a total of 6,464,335 shares of Company common stock at a conversion price of $29.16 per share, provided certain contingencies are met. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of common stock. The remaining Notes are convertible during any calendar quarter, provided certain contingencies are met, including that the closing sale price of Company common stock is more than $34.99 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Notes during the second quarter of 2008 and will be able to convert their Notes during the third quarter of 2008. The Notes became redeemable by the Company on May 30, 2008, and are redeemable at any time at par, plus accrued and unpaid interest. The Notes are convertible at the option of the holder into common stock upon the issuance of a notice of redemption.
Holders of the Notes may require us to repurchase all or a portion of their Notes on May 23, 2013, and 2018, at 100 percent of the principal amount of the Notes, plus accrued but unpaid interest (including contingent interest and liquidated damages, if any) to the date of repurchase, payable in cash. In addition, the holders have the right to require redemption of the Notes before the specified maturity dates in the event of a change of control of the Company, as defined in the Notes’ Indenture.
The Notes bear interest at 4.0 percent per year, payable semi-annually, and under certain circumstances beginning in May 2008, may bear additional contingent interest of 0.50 percent per year. The contingent interest will be paid to holders for any six-month period from May 23 to, but excluding, November 23 and from November 23 to, but excluding, May 23, with the initial six-month period commencing May 23, 2008, if the average of the Note price per $1,000 principal amount of Notes for the five trading days ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. In May 2008, the contingent interest conditions set forth in the Notes’ Indenture were met and therefore the Company began accruing contingent interest. The contingent interest feature is an embedded derivative with immaterial value at June 28, 2008.

The Company has recorded in other assets an $11.5 million investment representing the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. In the first quarter of 2008, the Company recorded a charge of $0.5 million, $0.3 million net of tax, to reduce the gross investment to fair value as the reduction in value was determined to be “other than temporary.” During the second quarter 2008, the Company liquidated $3.1 million of its investment at book value for this portion of the investment.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first half of 2008 equaled a record $348.2 million, resulting in a record backlog of $324.0 million at June 28, 2008, compared to first half 2007 orders of $270.2 million and June 30, 2007 backlog of $201.5 million. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
Our ongoing expansion in the global wind energy infrastructure market positions us well for the balance of 2008 and beyond. We expect 2008 to be a record year in terms of revenues, net income and earnings per share. Meaningful gains are expected during the latter half of 2008 as additional capacity comes online in our growing wind energy business. We expect wind energy revenues during 2008 to approximate $90 million which compares to $32.8 million in 2007. While we continue to work towards our historical target of 10 — 12 percent earnings per share growth, attainment in 2008 will be more challenging than previously anticipated given current business conditions. Meeting our target in 2008 will be predicated upon an improved flow of immediately shippable orders, or “book and ship” orders, to our general industrial markets in North America, and upon the funding and release of certain military orders previously expected in the fourth quarter, which may be delayed due to funding issues, and therefore fall into 2009.
Also, while increases in material and operating costs sustained over the past year have been thus far offset through proactive remediation steps, this may become increasingly difficult absent relief in the upward pressure on these inputs. Finally, interest income continues to trend lower as market interest rates remain well below prior years’ levels. With investable cash balances redeployed into capital projects and the Avon acquisition which will generate meaningfully higher operating earnings and earnings per share contribution in the coming quarters, the near term contribution from interest income will be commensurately lower. The Company expects interest income to approximate $7.0 million in 2008 as compared to $18.1 million in 2007.
As a result of the continued strength in demand for specialty bearings utilized by the wind energy industry, the Board of Directors has authorized the Company to review options to add capacity to serve this rapidly-growing market. The Company intends to solidify its leadership position in this important end-market and is currently considering options to expand its North American facilities, including its devoted wind energy facility in Monterrey, Mexico, during the next 12 to 36 months. While any expansion decision and the scale, scope, and timing of any incremental investments will be dependent on finalizing customer commitments, the Company believes the long-term strength of this market and our unique position in it will result in further meaningful investments by the Company. With existing infrastructure already in place, the Company believes it is well positioned to expand its presence in this robust market to the benefit of both its customers and its shareholders.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 24 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for second quarter 2008) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows. Management’s estimate of the fair value of long-term debt is determined by reference to market data. As of June 28, 2008, the fair value of long-term debt is approximately 70 percent greater than its recorded value. The change in the fair value of long-term debt, which is convertible into Company common stock, would be expected to fluctuate consistently with the market price of Company common stock.
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

PART II.  OTHER INFORMATION
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2008:

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

March 30 to April 26	400	$43.06	400	4,104,430
April 27 to May 24	31,700	$52.38	31,700	4,072,730
May 25 to June 28	49,700	$56.45	49,700	4,023,030

Total	81,800	$54.81	81,800

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 6, 2008, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008. The results were as follows:
Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld

Mark A. Alexander	23,303,840	271,413
David A. Brandon	12,786,886	10,788,367
Patrick P. Coyne	23,376,718	198,535
William K. Gerber	23,372,234	203,019
Timothy J. O’Donovan	23,312,240	263,013
James O’Leary	22,786,017	789,236
Thomas C. Sullivan	22,537,769	1,037,484
The shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008 with the following vote: 23,493,478 votes for, 62,999 votes against and 18,776 votes abstained.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Executive Management Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.2	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.3	Form of Letter Agreement relating to Employment Agreement with James O’Leary (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.4	Amended and Restated 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.5	Form of option award agreement under 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.6	Form of restricted stock award agreement under 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed May 12, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
August 6, 2008	/s/ James O’Leary
James O’Leary
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 6, 2008	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President, Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Executive Management Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.2	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.3	Form of Letter Agreement relating to Employment Agreement with James O’Leary (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.4	Amended and Restated 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.5	Form of option award agreement under 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed May 12, 2008).

10.6	Form of restricted stock award agreement under 2003 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed May 12, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002