Form 10-Q
period 2008-09-27
KAYDON CORP
filed 2008-11-05
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For Quarter Ended September 27, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
Common Stock Outstanding at November 4, 2008 — 34,250,816 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2008

ITEM 1. FINANCIAL STATEMENTS
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 27, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$262,731,000	$229,993,000
Short-term investments	—	57,000,000
Accounts receivable, net	75,591,000	67,574,000
Inventories, net	94,863,000	68,896,000
Other current assets	15,305,000	15,411,000

Total current assets	448,490,000	438,874,000

Property, plant and equipment, net	178,359,000	145,826,000
Goodwill, net	146,396,000	146,922,000
Other intangible assets, net	27,113,000	31,162,000
Other assets	15,748,000	23,781,000

Total assets	$816,106,000	$786,565,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,107,000	$28,498,000
Salaries and wages	7,255,000	10,834,000
Taxes payable	5,135,000	3,007,000
Interest payable	—	844,000
Other accrued expenses	18,590,000	15,315,000

Total current liabilities	65,087,000	58,498,000

Long-term debt	—	200,000,000
Deferred taxes	8,472,000	26,310,000
Other long-term liabilities	19,981,000	18,367,000

Total long-term liabilities	28,453,000	244,677,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Paid-in capital	77,125,000	49,859,000
Retained earnings	668,630,000	629,347,000
Less — Treasury stock, at cost	(38,379,000)	(218,005,000)
Accumulated other comprehensive income	11,497,000	18,496,000

Shareholders’ equity	722,566,000	483,390,000

Total liabilities and shareholders’ equity	$816,106,000	$786,565,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Third Quarter Ended		First Three Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$126,803,000	$107,365,000	$389,992,000	$327,653,000
Cost of sales	82,270,000	64,069,000	243,969,000	191,551,000

Gross profit	44,533,000	43,296,000	146,023,000	136,102,000
Selling, general and administrative expenses	19,754,000	18,840,000	62,942,000	57,006,000

Operating income	24,779,000	24,456,000	83,081,000	79,096,000
Interest expense	(1,393,000)	(2,390,000)	(6,162,000)	(7,142,000)
Interest income	1,520,000	4,752,000	5,198,000	14,133,000

Income before income taxes	24,906,000	26,818,000	82,117,000	86,087,000
Provision for income taxes	8,571,000	9,681,000	28,823,000	31,077,000

Net income	$16,335,000	$17,137,000	$53,294,000	$55,010,000

Weighted-average common shares:
Basic	29,679,000	27,659,000	28,118,000	27,789,000

Diluted	34,072,000	34,655,000	34,213,000	34,786,000

Earnings per share:
Basic	$0.55	$0.62	$1.90	$1.98

Diluted	$0.50	$0.54	$1.67	$1.71

Dividends declared per share	$0.17	$0.15	$0.47	$0.39

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	September 27, 2008	September 29, 2007

Cash flows from operating activities	$49,698,000	$47,362,000

Cash flows from investing activities:
Additions to property, plant and equipment, net	(45,850,000)	(37,001,000)
Purchase of investments	—	(162,606,000)
Sales of investments	63,408,000	72,606,000
Acquisition of business, net of cash received	489,000	—

Cash from (used in) investing activities	18,047,000	(127,001,000)

Cash flows from financing activities:
Cash dividends paid	(12,485,000)	(10,154,000)
Purchase of treasury stock	(21,837,000)	(22,612,000)
Excess tax benefits from stock-based compensation	179,000	232,000
Proceeds from exercise of stock options	242,000	99,000

Cash used in financing activities	(33,901,000)	(32,435,000)

Effect of exchange rate changes on cash and cash equivalents	(1,106,000)	1,634,000

Net increase (decrease) in cash and cash equivalents	32,738,000	(110,440,000)
Cash and cash equivalents — Beginning of period	229,993,000	370,789,000

Cash and cash equivalents — End of period	$262,731,000	$260,349,000

Cash paid for income taxes	$23,511,000	$15,862,000

Cash paid for interest	$4,000,000	$4,000,000

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

	September 27, 2008	December 31, 2007

Cash and cash equivalents:
Commercial paper	$99,791,000	$139,275,000
Money market and other short-term funds	153,321,000	84,850,000
Time deposits, other interest bearing accounts, and other cash	9,619,000	5,868,000

Cash and cash equivalents	$262,731,000	$229,993,000
Short-term investments	—	57,000,000

	$262,731,000	$286,993,000

(3) Inventories:
Inventories are summarized as follows:

	September 27, 2008	December 31, 2007

Raw material	$42,457,000	$28,311,000
Work in process	24,472,000	17,991,000
Finished goods	27,934,000	22,594,000

	$94,863,000	$68,896,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists primarily of net income and other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised primarily of foreign currency translation adjustments and pension and other postretirement benefit adjustments. Other comprehensive income (loss), net of tax, was approximately $(6.5) million and $2.2 million, resulting in comprehensive income of $9.8 million and $19.3 million for the quarters ended September 27, 2008 and September 29, 2007. On a first three quarters basis, other comprehensive income (loss), net of tax, was approximately $(7.0) million and $3.4 million, resulting in comprehensive income of $46.3 million and $58.4 million for the first three quarters ended September 27, 2008 and September 29, 2007.

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Third Quarter Ended
	September 27, 2008	September 29, 2007

Numerators:
Numerators for basic earnings per share, net income	$16,335,000	$17,137,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	852,000	1,488,000

Numerators for diluted earnings per share	$17,187,000	$18,625,000

Denominators:
Denominators for basic earnings per share, weighted— average common shares outstanding	29,679,000	27,659,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	138,000	137,000
Dilutive shares resulting from Contingent Convertible Notes	4,255,000	6,859,000

Denominators for diluted earnings per share	34,072,000	34,655,000

Earnings per share:
Basic	$0.55	$0.62

Diluted	$0.50	$0.54

	First Three Quarters Ended
	September 27, 2008	September 29, 2007

Numerators:
Numerators for basic earnings per share, net income	$53,294,000	$55,010,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	3,825,000	4,451,000

Numerators for diluted earnings per share	$57,119,000	$59,461,000

Denominators:
Denominators for basic earnings per share, weighted— average common shares outstanding	28,118,000	27,789,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	116,000	138,000
Dilutive shares resulting from Contingent Convertible Notes	5,979,000	6,859,000

Denominators for diluted earnings per share	34,213,000	34,786,000

Earnings per share:
Basic	$1.90	$1.98

Diluted	$1.67	$1.71

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. In third quarter 2008, options to purchase 36,000 shares at an average price of $52.76 per share were excluded. In third quarter 2007, all options were included in the computation of diluted earnings per share because the exercise prices were less than the average market price of the common shares. In the first three quarters of 2008, options to purchase 36,000 shares at an average price of $52.76 per share were excluded. In the first three quarters of 2007, options to purchase 10,000 shares at an average price of $52.42 per share were excluded.
On August 21, 2008, the Company announced that it was exercising its right to redeem all of its outstanding 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued 6,464,308 shares from treasury stock upon conversion in the third quarter and a total of 6,858,683 shares from treasury stock in the first three quarters of 2008. During the first three quarters of 2007, the Company had outstanding $200.0 million of the Notes. The Notes are discussed further in Note 7.
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
The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:
Friction Control Products — complex components used in alternative-energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.
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

	Third Quarter Ended		First Three Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales
Friction Control Products
External customers	$79,243,000	$59,990,000	$240,112,000	$185,519,000
Intersegment	12,000	31,000	47,000	145,000

	79,255,000	60,021,000	240,159,000	185,664,000

Velocity Control Products
External customers	17,114,000	16,534,000	55,832,000	48,359,000

Sealing Products
External customers	10,782,000	12,018,000	34,007,000	35,571,000
Intersegment	—	(18,000)	—	(97,000)

	10,782,000	12,000,000	34,007,000	35,474,000

Other
External customers	19,664,000	18,823,000	60,041,000	58,204,000
Intersegment	(12,000)	(13,000)	(47,000)	(48,000)

	19,652,000	18,810,000	59,994,000	58,156,000

Total consolidated net sales	$126,803,000	$107,365,000	$389,992,000	$327,653,000

	Third Quarter Ended		First Three Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Operating income
Friction Control Products	$15,921,000	$14,977,000	$54,516,000	$49,898,000
Velocity Control Products	4,504,000	4,478,000	16,156,000	12,792,000
Sealing Products	970,000	2,182,000	3,951,000	6,613,000
Other	1,764,000	2,158,000	6,972,000	7,976,000

Total segment operating income	23,159,000	23,795,000	81,595,000	77,279,000

State income tax provision included in segment operating income	627,000	664,000	2,072,000	2,229,000

Items not allocated to segment operating income	993,000	(3,000)	(586,000)	(412,000)

Interest expense	(1,393,000)	(2,390,000)	(6,162,000)	(7,142,000)
Interest income	1,520,000	4,752,000	5,198,000	14,133,000

Income before income taxes	$24,906,000	$26,818,000	$82,117,000	$86,087,000

	Third Quarter Ended		First Three Quarters Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Additions to net property, plant and equipment

Friction Control Products	$12,732,000	$15,822,000	$37,111,000	$32,681,000
Velocity Control Products	2,603,000	175,000	6,380,000	666,000
Sealing Products	114,000	386,000	539,000	2,738,000
Other	474,000	344,000	1,622,000	700,000
Corporate	19,000	94,000	198,000	216,000

Total consolidated additions to net property, plant and equipment	$15,942,000	$16,821,000	$45,850,000	$37,001,000

	September 27, 2008	December 31, 2007

Total assets

Friction Control Products	$338,079,000	$286,605,000
Velocity Control Products	106,492,000	95,378,000
Sealing Products	24,446,000	24,218,000
Other	94,132,000	91,940,000
Corporate	252,957,000	288,424,000

Total consolidated assets	$816,106,000	$786,565,000

(7) Long-term Debt:
In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common stock provided certain contingencies were met. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of Company common stock, which were issued from treasury stock. On August 21, 2008, the Company announced that it was exercising its right to redeem all of the remaining outstanding Notes. On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued 6,464,308 shares from treasury stock upon conversion in the third quarter and a total of 6,858,683 shares from treasury stock in the first three quarters of 2008. The Company had provided a deferred tax liability for the additional interest deduction for tax purposes on the Notes as the deductibility of the additional interest would have had to be recaptured if the Notes were redeemed or surrendered for conversion at an amount less than the tax accreted value. As the Notes were converted into the Company’s common stock at amounts higher than the tax accreted value, the deferred tax liability provided for of $21.6 million was eliminated through an adjustment to the Company’s shareholders’ equity and did not affect current tax accounts. During the first three quarters of 2007, the Company had outstanding $200.0 million of the Notes.
Interest expense on the Notes was recorded through the conversion date of the Notes and equaled $1.3 million for the third quarter of 2008. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The accrued interest liability at the date of the respective Note conversions that totaled $2.3 million was reclassified to additional paid in capital in accordance with Emerging Issues Task Force Issue No. 85-17, “Accrued Interest upon Conversion of Convertible Debt.” Note issuance costs of approximately $6.5 million were amortized over a five-year period and the final $0.2 million of amortization was recorded during the second quarter of 2008. Amortization of Note issuance costs was recorded as a component of interest expense. There were no unamortized Note issuance costs at September 27, 2008. Unamortized Note issuance costs at December 31, 2007 totaled $0.5 million.
The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at September 27, 2008. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at September 27, 2008.
The Company had no outstanding long-term debt at September 27, 2008.
(8) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
During the third quarter of 2008, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Also during the third quarter of 2008, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.
The changes in the carrying amount of goodwill for the first three quarters ended September 27, 2008, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2008	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000
Purchase price adjustment	181,000	—	—	—	181,000
Effect of foreign currency exchange rate changes	31,000	—	—	—	31,000

Balance as of March 29, 2008	$60,102,000	$43,200,000	$186,000	$43,646,000	$147,134,000
Purchase price adjustment	759,000	—	—	—	759,000
Effect of foreign currency exchange rate changes	(118,000)	—	—	—	(118,000)

Balance as of June 28, 2008	$60,743,000	$43,200,000	$186,000	$43,646,000	$147,775,000
Purchase price adjustment	125,000	—	—	—	125,000
Effect of foreign currency exchange rate changes	(1,504,000)	—	—	—	(1,504,000)

Balance as of September 27, 2008	$59,364,000	$43,200,000	$186,000	$43,646,000	$146,396,000

Other intangible assets are summarized as follows:

	September 27, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$11,213,000	$28,194,000	$9,567,000
Patents and developed technology	6,427,000	2,822,000	6,379,000	2,286,000
Backlog	3,300,000	1,917,000	3,300,000	114,000
Distributor agreements	374,000	152,000	374,000	125,000
Product names	320,000	124,000	320,000	99,000
Trademarks	200,000	78,000	200,000	18,000

	$38,815,000	$16,306,000	$38,767,000	$12,209,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.3 years. Backlog is being amortized over three years.

	September 27, 2008	December 31, 2007
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended September 27, 2008	$4,097,000
For the first three quarters ended September 29, 2007	$2,272,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2008	$5,435,000
For the year ending December 31, 2009	$4,317,000
For the year ending December 31, 2010	$3,574,000
For the year ending December 31, 2011	$2,263,000
For the year ending December 31, 2012	$1,981,000
(9) Other Assets:
Other assets primarily include a long-term investment of $8.0 million, $7.4 million of non-current pension assets, and $0.4 million of deferred debt issuance costs at September 27, 2008. Other assets at December 31, 2007, primarily included a long-term investment of $14.7 million, $7.4 million of non-current pension assets, and $1.2 million of deferred debt issuance costs. The long-term investment represents the Company’s position in an investment fund which has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. During the third quarter 2008, the Company received $3.4 million as the fund was partially liquidated. Also in the third quarter, the Company recorded a charge of $0.1 million, less than $0.1 million net of tax, to reduce the gross investment to fair value as the reduction in value was determined to be “other than temporary.” At December 31, 2007, an unrealized loss on this investment totaling $0.3 million, $0.2 million net of tax, was recorded to reduce the value of the long-term asset, with an offset to accumulated other comprehensive income. The long-term investment is discussed further in Note 13.

(10) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Third Quarter Ended		First Three Quarters Ended
Pension Benefits	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$647,000	$693,000	$2,154,000	$2,079,000
Interest cost	1,355,000	1,460,000	4,781,000	4,378,000
Expected return on plan assets	(1,637,000)	(1,421,000)	(5,849,000)	(4,111,000)
Amortization of:
Unrecognized net prior service cost	6,000	8,000	20,000	24,000
Unrecognized net loss	—	255,000	2,000	765,000

Total	$371,000	$995,000	$1,108,000	$3,135,000

	Third Quarter Ended		First Three Quarters Ended
Postretirement Benefits	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$72,000	$92,000	$218,000	$274,000
Interest cost	165,000	199,000	493,000	601,000
Amortization of:
Unrecognized net prior service cost	(429,000)	(439,000)	(1,288,000)	(1,319,000)
Unrecognized net gain	(228,000)	(122,000)	(682,000)	(364,000)

Total	$(420,000)	$(270,000)	$(1,259,000)	$(808,000)

During 2007, the Company contributed $26.1 million to its qualified pension plans, resulting in the plans being fully funded at that time. Therefore, the Company does not expect to contribute to these plans during 2008.
(11) Stock-Based Compensation
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first three quarters of 2008 is as follows:

	First Three Quarters Ended
	September 27, 2008
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2008	438,016	$35.51
Granted	83,040	$42.46
Vested	(142,485)	$32.91
Canceled	(61)	$30.15

Outstanding at March 29, 2008	378,510	$38.01
Granted	6,000	$52.31
Canceled	(260)	$24.93

Outstanding at June 28, 2008	384,250	$38.24
Granted	4,000	$54.20

Outstanding at September 27, 2008	388,250	$38.41

Compensation expense related to restricted stock awards was $1.1 million and $3.4 million in the third quarter and first three quarters of 2008. Compensation expense related to restricted stock awards was $1.1 million and $4.3 million in the third quarter and first three quarters of 2007.

A summary of stock option information for the first three quarters of 2008 is as follows:

	First Three Quarters Ended
	September 27, 2008
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2008	346,500	$40.64
Granted	85,000	$42.46
Exercised	(1,000)	$24.25

Outstanding at March 29, 2008	430,500	$41.04
Granted	21,000	$52.31
Exercised	(5,500)	$25.37

Outstanding at June 28, 2008	446,000	$41.76
Exercised	(3,500)	$22.60

Outstanding at September 27, 2008	442,500	$41.91

Exercisable at September 27, 2008	87,900	$37.69

Weighted-Avg. Fair Value of Options Granted		$11.59

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at September 27, 2008		8.3
Exercisable at September 27, 2008		7.4
The exercise price of each fixed option equals the market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.3 million and $0.9 million during the third quarter and first three quarters of 2008. Compensation expense related to fixed stock options was $0.2 million and $0.5 million during the third quarter and first three quarters of 2007.
The aggregate intrinsic value of options outstanding at September 27, 2008 equaled $3.0 million.
(12) Impact of Recently Issued Accounting Pronouncements
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
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 will significantly impact the accounting for certain convertible debt instruments including the Company’s 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). FSP APB 14-1 requires issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense. The financial statement impact will be non-cash. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Therefore, FSP APB 14-1 will be effective for the Company in fiscal 2009, and is required to be applied retrospectively to all periods presented, by restating historical financial statements for applicable periods. Although the Company no longer has Notes outstanding, the Company will be required to apply the provisions of FSP APB 14-1 retrospectively for all periods presented during which the Notes were outstanding. The Company has not completed its analysis of the potential impact of FSP APB 14-1 on its financial condition, results of operations or cash flows.
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

The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2008 and the basis for that measurement:

Fair Value Measurement at September 27, 2008 Using:
		Quoted Prices in	Significant
	Total	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurement at	Assets	Inputs	Inputs
	September 27, 2008	(Level 1)	(Level 2)	(Level 3)

Long-term investment	$8,031,000	—	—	$8,031,000
The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first three quarters of 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at December 31, 2007	$22,463,000
Recognition of unrealized loss recorded to accumulated other comprehensive income	287,000
Redemptions — cash received	(7,559,000)
Realized loss on investment redemptions	(110,000)
Unrealized loss on investment recorded as a reduction of interest income	(464,000)

Balance at March 29, 2008	$14,617,000
Redemptions — cash received	(3,097,000)
Net realized gain on investment redemptions	6,000
Unrealized gain on investment recorded to accumulated other comprehensive income	17,000

Balance at June 28, 2008	$11,543,000
Redemptions — cash received	(3,392,000)
Recognition of unrealized gain recorded to accumulated other comprehensive income	(17,000)
Net realized loss on investment redemptions	(20,000)
Unrealized loss on investment recorded as a reduction of interest income	(83,000)

Balance at September 27, 2008	$8,031,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of our investment in this fund using the NAV provided by the fund issuer as of September 27, 2008, and by comparing a sample of underlying fund assets with quoted market prices to third party sources. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The NAV provided by the fund issuer at December 31, 2007, was included in the audited financial statements of the fund. As a result of deteriorating conditions in the credit markets early in the fourth quarter of 2008, the value of the investment measured at the NAV on November 3, 2008 declined by approximately $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. While the Company continued to benefit from strong demand from many of our key markets, particularly those served by our Friction Control Products segment, general economic conditions weakened toward the end of the third quarter 2008, which is expected to affect the Company’s financial performance in the near term.
Order entry during the third quarter of 2008, including significant orders related to the wind energy market, equaled a third quarter record $157.3 million, and contributed to our record backlog of $354.5 million at the end of the quarter.
During the third quarter 2008, the Company continued its capital expansion program to serve customers in the rapidly growing wind energy industry. The expansion program will help meet wind turbine manufacturers’ requirements for advanced custom bearings for new, larger wind turbines with up to 3 megawatts capacity. While this expansion program is coming fully online, we expect to continue to incur ramp up costs and other expenses. For fiscal 2008, Kaydon currently expects total capital expenditures to approximate $70 — $75 million.
On August 21, 2008, the Company announced that it was exercising its right to redeem all of its outstanding 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued 6,464,308 shares from treasury stock upon conversion in the third quarter and a total of 6,858,683 shares from treasury stock in the first three quarters of 2008.
Interest expense on the Notes was recorded through the applicable conversion date of the Notes and equaled $1.3 million for the third quarter of 2008. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The accrued interest liability at the date of the respective Note conversions that totaled $2.3 million was reclassified to additional paid in capital in accordance with Emerging Issues Task Force Issue No. 85-17, “Accrued Interest upon Conversion of Convertible Debt.” The Company had provided a deferred tax liability for the additional interest deduction for tax purposes on the Notes as the deductibility of the additional interest would have had to be recaptured if the Notes were redeemed or surrendered for conversion at an amount less than the tax accreted value. As the Notes were converted into the Company’s common stock at amounts higher than the tax accreted value, the deferred tax liability provided for of $21.6 million was eliminated through an adjustment to the Company’s shareholders’ equity and did not affect current tax accounts. During the first three quarters of 2007, the Company had outstanding $200.0 million of the Notes.
Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. At September 27, 2008, the Company’s current ratio was 6.9 to 1 and working capital totaled $383.4 million. We believe that the Company’s current cash and cash equivalents balance of $262.7 million at September 27, 2008, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
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

Results of Operations
Third Quarter Results
Sales during the third quarter of 2008 equaled a third quarter record $126.8 million, an increase of 18.1 percent as compared to $107.4 million during the third quarter of 2007, with particularly strong growth in Friction Control Products.
Specifically, third quarter 2008 sales of Kaydon’s Friction Control Products reporting segment totaled $79.3 million, an increase of $19.2 million or 32.0 percent as compared with the third quarter of 2007. Sales to the wind energy market increased 169 percent while sales of split roller bearings and sales to the military, heavy equipment and medical markets showed double-digit growth. Sales to the machinery and semiconductor markets were lower than in the prior third quarter. This reporting segment benefited from the inclusion of Avon Bearings Corporation (“Avon”) which was acquired in October 2007.
During the third quarter 2008, the Company’s Velocity Control Products reporting segment sales increased 3.5 percent, to $17.1 million, when compared with third quarter 2007 sales of $16.5 million. The increase is due to sales growth from our European operations, which continued to benefit from changes in foreign exchange rates, but to a lesser extent than in recent quarters. Shipments from our North America operations in the third quarter 2008 were lower than the prior third quarter.
The Company’s Sealing Products reporting segment sales during the third quarter of 2008 totaled $10.8 million compared to $12.0 million in the third quarter of 2007. Shipments declined as incoming orders softened and efficiency issues associated with an ongoing facility move impacted execution.
Sales of the Company’s remaining businesses equaled $19.7 million during the third quarter of 2008, an increase of $0.8 million from the third quarter of 2007 resulting from higher demand for air filtration products and higher pricing for metal alloy products.
Gross profit equaled $44.5 million or 35.1 percent of sales for the third quarter of 2008 as compared to $43.3 million or 40.3 percent of sales for the third quarter of 2007. Gross profit was positively affected by higher sales volume principally of Friction Control Products. Gross margin was significantly affected by changes in product mix as sales in higher margin market segments, particularly those served by our industrial distribution channels in North America and for export overseas both dropped below prior quarter and prior year level for the first time in recent quarters.
Selling, general, and administrative expenses during the third quarter of 2008 equaled $19.8 million or 15.6 percent of sales, as compared to $18.8 million or 17.5 percent of sales during the third quarter of 2007 as we focused on controlling variable costs which need not be incurred when profitability declines.
The Company’s operating income equaled $24.8 million or 19.5 percent of sales in the third quarter of 2008, as compared to $24.5 million or 22.8 percent of sales in the third quarter of 2007, as operating margins were negatively impacted by the unfavorable product mix shifts noted above.
On a reporting segment basis, operating income from the Friction Control Products reporting segment was $15.9 million during the third quarter of 2008 as compared to $15.0 million during the comparable period last year. Operating income increased driven largely by increased volume even as operating margin declined year-over-year due to the product mix shifts and absolute declines in sales to certain higher margin end markets. Growth in high margin, but lower than historical segment average margin, wind energy and split roller bearing products and absolute declines in “book and ship” orders to the higher margin distribution channel resulted in part of the margin decline. Higher operating and raw material cost increases originating in prior quarters contributed to the balance. We expect this to improve prospectively as ongoing remediation steps to take advantage of the recent corrections in commodity pricing already underway gain greater traction.
The Velocity Control Products reporting segment contributed $4.5 million to the Company’s operating income during the third quarter of 2008, equivalent to the $4.5 million contributed during the comparable period last year. Operating margin equaled 26.3 percent compared to 27.1 percent in the prior third quarter due principally to higher selling expenses and costs to expand internationally.
The Sealing Products reporting segment contributed $1.0 million to the Company’s operating income during the third quarter of 2008 as compared to $2.2 million in the prior third quarter. This decline was due to lower volume, unfavorable overhead absorption, and inefficiencies and redundant costs being incurred during our previously announced facility relocation. The Company recently appointed new leadership within this segment to evaluate the overall capacity and configuration of the operations in the current business environment as business softened in the quarter.
The Company’s other businesses contributed $1.8 million to the Company’s operating income in the third quarter of 2008 compared to $2.2 million in the prior third quarter. The lower operating income was largely associated with the cost to exit a multiemployer pension plan and to a lesser extent, higher operating costs.
Third quarter 2008 interest income of $1.5 million declined from the $4.8 million earned during the third quarter of 2007. This decline was due to lower interest rates achieved on lower average investable balances as average interest rates earned have declined from 5.2 percent during last year’s third quarter to 2.2 percent this year. Higher capital expenditures, the Avon acquisition, 2007 pension contributions, and stock repurchase actions resulted in lower investable balances. The lower interest rates were caused by lower rates available in the market and by proactive steps taken by the Company to protect principal and liquidity.
Interest expense during the third quarter of 2008 totaled $1.4 million compared to interest expense of $2.4 million in the third quarter 2007. The reduced interest expense was due to note holders converting the remaining outstanding $188.5 million of our contingent convertible notes into 6,464,308 shares of Company common stock in the quarter. The conversion of the notes, and the related reduction in interest expense, had no impact on diluted earnings per share due to the accounting treatment of the underlying convertible debt instrument.
The effective tax rate for third quarter 2008 was 34.4 percent compared with 36.1 percent in the prior third quarter primarily due to a reduction in the provision for state taxes and favorable differences in income taxes on foreign earnings in 2008. The Company currently expects the effective tax rate for full year 2008 to be 35.1 percent.
Net income for the third quarter of 2008 was $16.3 million or $0.50 per share on a diluted basis, based on 34.1 million common shares outstanding. Net income for the third quarter 2007 equaled $17.1 million or $0.54 per share on a diluted basis, based on 34.7 million common shares outstanding.
First Three Quarters Results
Sales for the first three quarters of 2008 equaled $390.0 million, an increase of $62.3 million or 19.0 percent over the $327.7 million of sales in the first three quarters of 2007. Gross profit for the first three quarters of 2008 totaled $146.0 million, an increase of $9.9 million or 7.3 percent over the first three quarters of 2007. Gross margin declined to 37.4 percent compared to 41.5 percent in the prior first three quarters. Operating income was $83.1 million or 21.3 percent of sales compared to $79.1 million or 24.1 percent of sales in the first three quarters of 2007.
Liquidity and Capital Resources
At September 27, 2008, the Company’s current ratio was 6.9 to 1 and working capital totaled $383.4 million, including $262.7 million of cash and cash equivalents. At December 31, 2007, the current ratio was 7.5 to 1 and working capital totaled $380.4 million, including cash and cash equivalents and short-term investments of $287.0 million. At the beginning of the third quarter the Company had outstanding $188.5 million of its 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). During the third quarter, all of the Notes were converted in to 6,464,308 shares of Company common stock. The Company has no debt outstanding at September 27, 2008, and had debt totaling $200.0 million at year-end 2007.
Cash flow from operating activities during the first three quarters 2008 equaled $49.7 million, compared to first three quarters 2007 cash flow from operating activities of $47.4 million. In the first three quarters 2008, the Company had higher growth in receivables and inventory associated with the higher rate of sales growth in first three quarters 2008 over the first three quarters 2007. Offsetting the higher growth in receivables and inventory was the absence of the large pension contributions made in 2007. During the first three quarters 2008, the Company paid common stock dividends of $12.5 million, repurchased a total of 454,241 shares of Company common stock for $21.8 million, and invested $45.9 million in net capital expenditures. The Company dividend payments were at a quarterly rate of $0.15 per share. The dividend declared in July 2008, and paid early in the fourth quarter 2008, was at a quarterly rate of $0.17 per share. During the first three quarters 2007, the Company invested $37.0 million in net capital expenditures, invested $90.0 million, net, in short-term investments, repurchased 454,974 shares of Company common stock for $22.6 million, and paid common stock dividends of $10.2 million.

The Company has recorded in other assets an $8.0 million investment representing the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. In the first quarter of 2008, the Company recorded a charge of $0.5 million, $0.3 million net of tax, to reduce the gross investment to fair value as the reduction in value was determined to be “other than temporary.” During the second quarter 2008, the Company liquidated $3.1 million of its investment at book value for this portion of the investment. During the third quarter 2008, the Company liquidated an additional $3.4 million of its investment at book value. The Company recorded a charge of $0.1 million, less than $0.1 million net of tax, to reduce the investment to fair value at September 27, 2008.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives including strategic acquisitions.
Outlook
Orders booked during the first three quarters of 2008 equaled a record $505.6 million, resulting in a record backlog of $354.5 million at September 27, 2008, compared to first three quarters 2007 orders of $387.5 million and September 29, 2007 backlog of $211.4 million. Expected operating cash flows coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility will provide substantial resources to fund the Company’s ongoing business development efforts which include internal and external growth initiatives as well as selected stock repurchases.
The near term outlook for the domestic and international economies is uncertain but unlikely to grow at the rates achieved earlier in the year. The deterioration in general business conditions has softened demand for our higher margin immediately shippable orders, or “book and ship” orders, to our general industrial distribution channels in North America, and overseas. The rapid and unprecedented changes in stock markets, credit markets, commodity markets, and foreign exchange markets have resulted in caution by the Company, our customers, and the ultimate end-users of our products. With our strong cash and cash equivalents position, a debt free balance sheet, and our $300.0 million revolving credit facility we plan to grow in the uncertain economic environment. Our ongoing expansion in the secularly strong global wind energy market positions us well for the balance of 2008 and beyond. We expect 2008 to be a record year in terms of revenues. We expect wind energy revenues during 2008 to approximate $90 million, which compares to $32.8 million in 2007.
Also, increases in material and operating costs experienced earlier in the year have impacted margins due to greater difficulty in recovering such increases. We expect this to improve prospectively as ongoing remediation steps to take advantage of the recent corrections in commodity pricing already underway gain greater traction. Finally, interest income continues to trend lower as market interest rates remain well below prior years’ levels. With investable cash balances redeployed into capital projects and the Avon acquisition which will generate meaningfully higher operating earnings and earnings per share contribution in the coming quarters, the near term contribution from interest income will be commensurately lower. The Company expects interest income to approximate $5.8 million in 2008 as compared to $18.1 million in 2007.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the critical accounting policies previously disclosed in that report. However, as all of our 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) have been converted in to Company common stock, certain critical accounting policies and estimates related to the Notes are no longer applicable.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 22 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for the third quarter 2008) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect our financial position and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the third quarter of 2008:

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

June 29 to July 26	115,800	$50.54	115,800	3,907,230
July 27 to August 23	80,300	$48.60	80,300	3,826,930
August 24 to September 27	—	—	—	3,826,930

Total	196,100	$49.75	196,100

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreements entered into March 23, 2007 effective March 26, 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.2	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.3	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.4	Kaydon Corporation Director Deferred Compensation Plan Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.5.1	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Anthony T. Behrman

10.5.2	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Debra K. Crane

10.5.3	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Kenneth W. Crawford

10.5.4	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Peter C. DeChants

10.5.5	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and John R. Emling

10.6	Kaydon Corporation 1999 Long Term Stock Incentive Plan, Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.7	Kaydon Corporation 2003 Non-Employee Directors Equity Plan Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.8	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.9	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.10	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (other than for CEO) (incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.11	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.12	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed October 28, 2008).

Exhibit No.	Description

10.13	Form of Phantom Share Award Agreement for 1999 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed October 28, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
November 5, 2008	/s/ James O’Leary
James O’Leary
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 5, 2008	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President, Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreements entered into March 23, 2007 effective March 26, 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.2	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.3	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.4	Kaydon Corporation Director Deferred Compensation Plan Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.5.1	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Anthony T. Behrman

10.5.2	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Debra K. Crane

10.5.3	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Kenneth W. Crawford

10.5.4	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and Peter C. DeChants

10.5.5	Amended and Restated Kaydon Corporation Change in Control Compensation Agreement dated as of October 23, 2008 between the Company and John R. Emling

10.6	Kaydon Corporation 1999 Long Term Stock Incentive Plan, Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.7	Kaydon Corporation 2003 Non-Employee Directors Equity Plan Amended and Restated effective October 23, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.8	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.9	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.10	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (other than for CEO) (incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.11	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed October 28, 2008).

10.12	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary(incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed October 28, 2008).

Exhibit No.	Description

10.13	Form of Phantom Share Award Agreement for 1999 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed October 28, 2008).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002