Form 10-K
period 2008-12-31
KAYDON CORP
filed 2009-02-26
CIK 740694

FORM 10-K

United States Securities and Exchange Commission

Washington, DC 20549

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes ☐  No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2008 (based on the June 27, 2008 closing sales price of $50.70 of the Registrant’s Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $1,404,000,000. For purposes of this calculation only, all executive officers and directors of the Registrant are assumed to be affiliates.

     Number of shares outstanding of the Registrant’s Common Stock at February 23, 2009:

33,635,532 Shares of Common Stock, par value $0.10 per share.

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth and expansion, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom-engineered, performance-critical products supplying a broad and diverse customer base. At the time of its 1983 incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, the Company has pursued a diversified growth strategy in the manufacturing sector. The Company’s principal products now include the previously mentioned bearings and components and filters and filter housings, and also custom rings, shaft seals, linear deceleration products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of alternative-energy, robotics, medical, material handling, machine tool positioning, aerospace, defense, security, electronic and other industrial applications. The Company performs as an extension of its customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

The Company has grown both organically through strategic investments in its business and through acquisitions. In 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.4 million, net of working capital adjustments recorded in 2008. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. Avon is included in the Friction Control Product segment for segment reporting purposes.

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

KAYDON CORPORATION FORM 10K 1

Net sales related to our three reportable segments and other operating segments during 2008, 2007 and 2006 are set forth in the following table:

	2008	2007	2006

	(In thousands)

Friction Control Products	$325,951	$261,652	$234,030
Velocity Control Products	69,616	63,912	56,733
Sealing Products	44,985	46,687	41,996
Other	81,822	79,131	71,233

Total consolidated net sales	$522,374	$451,382	$403,992

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

We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between the factory engineering staffs of Kaydon and its customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. In 2008, several of our operating units had sales to various business units of the General Electric Company and its affiliates (“GE”) totaling, in aggregate, approximately 12.5 percent of total sales. No other customer accounted for 10% or more of our total sales in fiscal 2008, 2007 or 2006. While the loss of any substantial customer, including GE, could have a material short-term impact on our business, we believe that our diverse client base and diverse product offerings should reduce the long-term impact of any such loss. During 2008, sales to one customer exceeded 10 percent (18.3 percent) of net sales in the Friction Control Products reporting segment, sales to two customers exceeded 10 percent (27.1 percent, and 12.5 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (15.0 percent) of net sales in the other businesses. During 2007, sales to one customer exceeded 10 percent (12.8 percent) of net sales in the Friction Control Products reporting segment, sales to two customers exceeded 10 percent (23.4 percent, and 11.2 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (15.0 percent) of net sales in the other businesses. During 2006, sales to two customers exceeded 10 percent (23.6 percent, and 12.6 percent) of net sales in the Sealing Products reporting segment, and sales to one customer exceeded 10 percent (14.2 percent) of net sales in the other businesses.

We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required. Through the end of 2008, we have invested more than $74 million to expand our capacity and to maintain our leadership position in the supply of specialty bearings to serve the rapidly growing wind energy market, and we expect to invest approximately $8 million more in 2009. We have not made any other public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.

Backlog

We sell certain products on a build-to-order basis that requires substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. The Company defines backlog as orders shippable in the upcoming 18 months.

Variability in backlog is affected by the timing of orders received, particularly when larger customers pull forward or push out major orders. Backlog in the Friction Control Products reporting segment was $272.4 million at December 31, 2008 and $191.2 million at December 31, 2007. Backlog in the Velocity Control Products reporting segment was $6.1 million at December 31, 2008 and $8.3 million at December 31, 2007. Backlog in the Sealing Products reporting segment was $23.8 million at December 31, 2008 and $27.8 million at December 31, 2007. Backlog in other businesses was $10.2 million at December 31, 2008 and $11.6 million at December 31, 2007.

2 KAYDON CORPORATION FORM 10K

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

Employees

We employ approximately 2,420 people. Satisfactory relationships have generally prevailed between the Company and its employees.

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

Available Information

Our internet address is www.kaydon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are accessible at no charge on our website as soon as reasonably practicable after filing with the Securities and Exchange Commission. Also accessible on our website under “Corporate Governance” are our Corporate Governance Guidelines, our Codes of Ethics, and the charters of the various committees of our Board of Directors. These items are also available in print at no charge to those who direct a request in writing to the Company. We do not intend for the information contained on our website to be a part of this Annual Report.

ITEM 1A. RISK FACTORS

The following risk factors could affect the Company’s financial condition and/or operating results.

The Company’s customers’ economic cycles may affect Kaydon’s operating results.

Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and net earnings. In addition, our military sales are dependent on government funding. Business conditions worldwide worsened in late 2008 and the downward economic cycle is expected to continue in 2009.

Increased competition in the Company’s key markets could result in a reduction in Kaydon’s revenues and earnings and adversely affect the Company’s financial condition.

The industries in which we operate are fragmented and we face competition from multiple companies across our various product lines. We expect competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Eaton, Timken, SKF, INA/FAG and ITT, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.

KAYDON CORPORATION FORM 10K 3

Future acquisitions may require Kaydon to incur costs and liabilities which may adversely affect the Company’s operating results.

In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that would diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to the Company. Although it is our policy only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the new businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify the Company. Future acquisitions may also result in potentially dilutive issuances of securities.

Political, economic and regulatory conditions inherent in the international markets in which Kaydon participates could adversely affect the Company’s financial condition.

Typically, sales of our products from our foreign subsidiaries and from our domestic businesses selling to foreign locations account for approximately 30-40 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.

We generate significant revenues outside the United States. Currency fluctuations between the U.S. dollar and the currencies in which our current customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Kaydon’s critical performance products expose the Company to potential litigation-related costs which may adversely affect the Company’s financial position and operating results.

As a provider of critical performance products in a variety of industries including alternative-energy, aerospace, defense, robotics, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.

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

We have committed to spend approximately $82 million to expand our capacity to supply custom bearings to the wind energy market. The expansion is expected to be completed in the first half of 2009. We face a risk of exposure to sales and earnings volatility if this rapidly growing industry is affected by conditions in the capital markets, attracts new competition, loses certain governmental incentives, or matures more rapidly than currently anticipated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

4 KAYDON CORPORATION FORM 10K

ITEM 2. PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction Control Products	Avon, OH Dexter, MI Mocksville, NC Muskegon, MI Sumter, SC (2 sites) King’s Lynn, United Kingdom Monterrey, Mexico (2 sites)

Velocity Control Products	Farmington Hills, MI Langenfeld, Germany

Sealing Products	Baltimore, MD Mocksville, NC

Other	Crawfordsville, IN Danville, IL Doraville, GA LaGrange, GA (2 sites) Sayreville, NJ

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Except for leased facilities in Monterrey, Mexico (2 sites), and LaGrange, GA (1 site), substantially all of the properties are owned by the Company. None of the Company’s properties are subject to significant encumbrances. The Company’s manufacturing facilities currently have sufficient capacity or are being expanded to meet increased customer demand. The Company’s leased executive offices are located in Ann Arbor, MI.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)
The following are the executive officers of Kaydon Corporation as of December 31, 2008. The titles of Mr. Crawford and Mr. DeChants changed in January 2009, as noted below.

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

James O’Leary(46)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.
Anthony T. Behrman(45)	Vice President – Human Resources. Mr. Behrman joined Kaydon in December 2007. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE, and General Dynamics.
Debra K. Crane(53)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.
Kenneth W. Crawford(51)	Senior Vice President, Chief Accounting Officer. Mr. Crawford resigned from his position as Chief Financial Officer and Corporate Controller in January 2009 and retained the position of Senior Vice President, Chief Accounting Officer. Mr. Crawford had been Chief Financial Officer and Corporate Controller since May 2007. Previously, Mr. Crawford was Vice President and Corporate Controller since joining Kaydon in 1999. He was elected Assistant Secretary in February 2000. Prior to joining Kaydon, he was Director of Financial Analysis at MascoTech, Inc., and Assistant Controller for TriMas Corporation.
Peter C. DeChants(56)	Senior Vice President, Chief Financial Officer since January 2009. From May 2007 to January 2009 he held the position of Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was previously Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.
John R. Emling(52)	Senior Vice President and Group President since October 2008. From May 2007 to October 2008, Mr. Emling served as Senior Vice President and Chief Operating Officer. He was Senior Vice President of Operations from April 2000 to May 2007. He joined Kaydon in September 1998 as President – Specialty Bearings Products Group. Prior to joining Kaydon, he was Vice President and General Manager of Barden Corporation.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

KAYDON CORPORATION FORM 10K 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “KDN”. As of December 31, 2008, there were 644 holders of record of our common stock.

The following table sets forth the high and low closing sales prices of our common stock and the cash dividends declared per share for the periods indicated.

	2008 by Quarter			2007 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$45.22	$21.21	$0.17	$55.68	$47.79	$0.15
Third	59.00	47.09	0.17	57.14	48.94	0.15
Second	61.11	43.20	0.15	53.07	42.42	0.12
First	53.71	38.99	0.15	45.56	39.65	0.12

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon the Company’s earnings, capital requirements, financial condition and other factors.

The following table provides information with respect to purchases made by the Company of shares of its common stock during each month in the fourth quarter of 2008.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)

September 28 to October 25	—	—	—	3,826,930
October 26 to November 22	311,600	$30.41	311,600	3,515,330
November 23 to December 31	172,100	$26.74	172,100	3,343,230

Total	483,700	$29.11	483,700	3,343,230

(1)	In May 2005, the Company’s Board of Directors authorized management to repurchase up to 5,000,000 shares of its common stock in the open market.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)			remaining available
	Number of securities		(B)	for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding options,	(excluding securities
	options, warrants and		warrants and	reflected
	rights		rights	in column (A))

Equity compensation plans approved by shareholders	443,750	(1)	$41.87	2,835,045	(3)
Equity compensation plans not approved by shareholders(2)	16,515		N/A	N/A

Total	460,265			2,835,045

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2008.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

6 KAYDON CORPORATION FORM 10K

Stock Performance Graph

The following graph compares the cumulative, five-year shareholder returns on Kaydon Corporation common stock to the Standard & Poor’s 500 (“S&P 500”) Stock Composite Index for the broad equity index and the Value Line Diversified Manufacturing Index as an industry standard for the five-year period commencing January 1, 2004 and ending December 31, 2008, assuming an investment of $100.00 at the close of trading on December 31, 2003 in Kaydon common stock, the S&P 500 Stock Composite Index and the Value Line Diversified Manufacturing Index (published by Value Line, Inc). The cumulative total return assumes reinvestment of dividends.

	2003	2004	2005	2006	2007	2008

Kaydon Corporation	$100.00	$129.90	$128.51	$160.93	$223.38	$142.84
Standard & Poors 500	$100.00	$110.88	$116.33	$134.69	$142.09	$89.51
Diversified Manufacturing	$100.00	$126.28	$134.40	$168.54	$194.11	$115.88

ITEM 6. SELECTED FINANCIAL DATA

	2008	2007		2006	2005		2004

	(In thousands, except per share data)

Income Statement
Net Sales	$522,374	$451,382		$403,992	$354,558		$296,731
Gross Profit	192,180	184,300		167,426	139,030		121,158
Income From Continuing Operations	67,071	77,707	(1)	69,508	46,530		36,346
Income From Discontinued Operations	—	—		—	27,359	(2)	2,012
Net Income	$67,071	$77,707	(1)	$69,508	$73,889		$38,358
Balance Sheet
Total Assets – Continuing Operations	$789,782	$786,565		$737,556	$670,587		$581,628
Total Assets – Discontinued Operations	—	—		—	—		37,496
Cash and Cash Equivalents, and Short-term Investments	232,998	286,993		370,789	320,804		278,586
Total Debt	—	200,000		200,000	200,066		200,128
Cash Flow Data
Net Cash From Operating Activities	$57,900	$74,259		$89,860	$41,224		$48,161
Capital Expenditures, net	59,510	54,073		26,294	12,560		11,141
Depreciation and Amortization of Intangible Assets	21,645	15,002		14,312	13,831		11,199
Per Share Data
Earnings per Share From Continuing Operations – Diluted	$2.09	$2.41	(1)	$2.17	$1.52		$1.22
Earnings per Share From Discontinued Operations – Diluted	—	—		—	0.79	(2)	0.06
Earnings per Share – Diluted	2.09	2.41	(1)	2.17	2.30	(2)	1.27
Dividends Declared per Share	0.64	0.54		0.48	0.48		0.48

(1)	Includes the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

(2)	Includes the after tax effect, $25.4 million or $0.73 per share, of the net gain on the sale of the Power and Data Transmission Products Group.

KAYDON CORPORATION FORM 10K 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide proprietary, value-added products to a diverse customer base covering a broad spectrum of industries. This strategic customer diversification means that demand for our products depends, in part, upon certain general economic conditions, which affect our markets in varying ways from year to year. Similar to 2006 and 2007, in the first half of 2008 the Company continued to benefit from a strong manufacturing economy. At the end of the third quarter of 2008 business conditions worldwide grew weaker and appreciably worsened during the fourth quarter of 2008 as customers reacted to adverse market conditions, which affected each of the Company’s businesses. While business conditions weakened at the end of 2008, the Company achieved a full year sales record of $522.4 million as a result of the strong start in the first half of the year, the continuing growth in the wind energy and military markets, and the full year results of Avon Bearings Corporation (“Avon”) acquired in October 2007. Benefiting from the record sales, the Company generated net income of $67.1 million, and cash flow from operating activities of $57.9 million during 2008. Despite the strong cash flow from operations, cash and cash equivalents and short-term investments decreased $54.0 million during the year as the Company invested $59.5 million in net capital expenditures, $35.9 million for stock repurchases, $11.9 million to partially fund its qualified pension plans, and increased its common stock dividend. The total order book for 2008 equaled $596.0 million, compared to $505.5 million in 2007, and $405.3 million in 2006. Our 2008 year-end backlog of $312.6 million provides a firm foundation for operating performance in 2009. However, with recessionary pressures building in the United States and Europe and slowing growth in China and India, the near term will be challenging. Also, the worst investment conditions in more than half a century resulted in a substantial decline in our pension fund assets which will contribute to an increase in 2009 pension expense of more than $8.0 million compared to 2008. Our investable balances provided significant interest income in 2007 and early 2008, but no longer are providing income due to interest rates that are now near zero percent.

During 2008 the Company continued its wind energy capacity expansion program and also successfully integrated Avon into the Friction Control Products segment. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. The Company acquired all of the outstanding stock of Avon in October 2007 in a cash transaction valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008.

In the third quarter of 2008, the Company completed the conversion of its $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were converted into a total of 6,858,683 shares of the Company’s common stock, which were issued from treasury stock. As a result the Company is now debt-free.

The Company continues to focus on programs intended to reduce costs, improve capacity utilization, increase efficiencies, and grow market share and cash flow, thereby positioning the Company to capitalize on future opportunities in targeted markets. The Company expects to complete its capacity expansion program to provide performance-critical specialty bearings to serve the rapidly growing wind energy market in the first half of 2009. The Company also continued its Lean Sigma effort and its investments in lean manufacturing and information systems to strengthen the Company’s operational excellence.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy of the Company. The Company’s current cash and cash equivalent balances and its $300.0 million revolving credit facility provide liquidity and additional financial strength to support the Company’s objectives, including strategic acquisitions.

In summary, in the future the Company expects to benefit from the growth of key markets, principally the wind energy market. The Company is also well positioned to take full advantage of both internal growth initiatives and strategic acquisition opportunities that become available. However, the current adverse worldwide economic conditions are challenging. Because many of these factors are external to the Company, it is difficult to predict the specific impact they may have on the Company’s future operating results. Due to current economic conditions, coupled with the lagged effect of recent economic stimulus, the Company expects shipments to be more weighted towards the latter half of 2009 than in past years.

The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements contained in Item 8 of this Annual Report to assist in understanding the Company’s results of operations, its financial condition, cash flows, capital structure and other relevant financial information.

8 KAYDON CORPORATION FORM 10K

Analysis of 2008 Operations Compared to 2007 Operations

Selected Data For The Year 2008 Compared With The Year 2007

	For the Years Ended
	December 31,

	2008	2007

	(In thousands, except per share amounts)

Results from operations:
Net sales	$522,374	$451,382
Gross profit	$192,180	$184,300
Gross profit margin	36.8%	40.8%
Selling, general and administrative expenses	$86,669	$73,037
Operating income	$105,511	$111,263
Operating margin	20.2%	24.6%
Interest expense	$(6,223)	$(9,552)
Interest income	$4,860	$18,051
Net income	$67,071	$77,707
Earnings per share – diluted	$2.09	$2.41

Net sales of $522.4 million in 2008 increased $71.0 million or 15.7 percent compared to 2007’s net sales of $451.4 million. Specifically, the Friction Control Products reporting segment achieved sales of $326.0 million during 2008, up $64.3 million or 24.6 percent compared to 2007 sales of $261.7 million. Sales of custom-engineered bearings to the wind energy market increased $47.6 million, to the military market increased $8.0 million, to the medical market increased $4.8 million, and to the heavy equipment market increased $6.3 million, which benefited from the inclusion of a full year of sales from Avon. Sales of split roller bearings increased $5.4 million compared to 2007. Sales of custom-engineered bearings to the machinery market declined $4.2 million and to the specialty electronics market declined $2.4 million compared to the prior year. Our Velocity Control Products reporting segment achieved sales of $69.6 million during 2008, up $5.7 million, or 8.9 percent from 2007 sales of $63.9 million, reflecting increased sales of gas springs, hydraulic dampers, and other products, particularly in Germany and other European countries, including the favorable effects of foreign currency translation. Our Sealing Products reporting segment sales totaled $45.0 million during 2008, a decline of 3.6 percent from 2007 sales of $46.7 million, due to lower demand in the defense and railroad markets. Demand in the petroleum processing market was flat. Our other businesses achieved sales of $81.8 million during 2008, up $2.7 million or 3.4 percent from 2007 sales of $79.1 million primarily due to growth in our liquid and air filtration businesses, and due to higher pricing in our metal alloys business when metal prices spiked in the middle of 2008.

Gross profit for 2008 equaled $192.2 million or 36.8 percent of sales as compared to $184.3 million or 40.8 percent of sales for 2007. Higher gross profit was attributable to increased demand for our products in many of our business segments. Lower gross margin was due to the combined effects of product mix shifts, the incurrence of costs to ramp up our wind energy expansion, and the inclusion of Avon.

Selling, general and administrative expenses totaled $86.7 million and equaled 16.6 percent of sales. Selling, general and administrative expenses in 2007 totaled $73.0 million, which included the $5.0 million positive effect of the gain on the sale of a component of the Friction Control Products reporting segment, and equaled 16.2 percent of sales. Selling, general and administrative expenses increased during 2008 in support of higher sales, particularly in the expansion of the Company’s sales force, and due to higher intangible amortization associated with the Avon acquisition.

Operating income totaled $105.5 million or 20.2 percent of sales compared to $111.3 million or 24.6 percent of sales during 2007, including the aforementioned $5.0 million gain.

On a reporting segment basis, operating income from the Friction Control Products reporting segment was $73.9 million during 2008 as compared to $77.0 million during 2007. The decrease is the result of the absence of the prior year $5.0 million gain on the sale of a component of this reporting segment only partly offset by the benefit of increased sales of the segment.

The Velocity Control Products reporting segment contributed $18.0 million to our consolidated operating income during 2008 as compared to $16.2 million during 2007 due principally to the benefit of higher sales. The Sealing Products reporting segment contributed $5.0 million to our consolidated operating income during 2008 as compared to $8.7 million during 2007 due to the decrease in sales, adverse product mix changes, and property and equipment impairment charges totaling $0.8 million.

Our other businesses contributed $10.5 million to our consolidated operating income during 2008 as compared to $11.1 million during 2007 due principally to an increase in product costs.

During 2008, $6.0 million of interest and amortization of issuance costs related to our $200.0 million of 4% Contingent Convertible Senior Subordinated Notes (the “Notes”) was charged to interest expense prior to the conversion of the Notes in the third quarter of 2008. In 2007, $9.3 million of interest and amortization of issuance costs related to the Notes was charged to interest expense.

Interest income declined to $4.9 million in 2008 compared to $18.1 million in 2007. The decline was due to substantially lower market interest rates which on

KAYDON CORPORATION FORM 10K 9

average were almost 300 basis points lower than in 2007. The Company also had lower cash and short-term investment balances due to investments in property, plant, and equipment for capacity expansion, the acquisition of Avon, share repurchases, pension contributions, and increased dividend payments. In addition, during 2008, the Company incurred losses totaling $1.7 million recorded as a reduction to interest income related to the decline in value of an enhanced cash investment as more fully described in Notes to Consolidated Financial Statements (Note 1 and 12) in this Annual Report.

The effective tax rate for 2008 was 35.6 percent compared to 35.1 percent in 2007. We expect the effective tax rate for 2009 to be approximately 35-36 percent.

Our net income for 2008 totaled $67.1 million or $2.09 per share on a diluted basis, based on 34.0 million common shares outstanding. Net income for 2007, which included the $3.1 million, or $0.09 per share, after tax gain on the sale of a component of a reporting segment, was $77.7 million or $2.41 per share on a diluted basis, based on 34.7 million common shares outstanding.

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

Net sales of $451.4 million in 2007 increased $47.4 million or 11.7 percent compared to 2006’s net sales of $404.0 million. Specifically, the Friction Control Products reporting segment achieved sales of $261.7 million during 2007, up $27.6 million or 11.8 percent compared to 2006 sales of $234.0 million. The increase was principally the result of increases in sales in 2007 compared to 2006 in the following markets: custom-engineered bearings to the wind energy market increased $11.7 million, the machinery market increased $7.4 million, the $4.3 million of sales from Avon Bearings Corporation acquired in October 2007, and higher sales of split roller bearings, which increased $10.7 million. Sales to the specialty electronics market declined $5.7 million compared to the prior year. Our Velocity Control Products reporting segment achieved sales of $63.9 million during 2007, up $7.2 million, or 12.7 percent from 2006 sales of $56.7 million, reflecting increased sales of gas springs, hydraulic dampers, and other products, particularly in Germany and other European countries. Our Sealing Products reporting segment achieved sales of $46.7 million during 2007, an increase of $4.7 million, or 11.2 percent from 2006 sales of $42.0 million, as demand increased in aerospace, defense, and railroad markets. Demand in the petroleum processing market continued to be strong. Our other businesses achieved sales of $79.1 million during 2007, up $7.9 million or 11.1 percent from 2006 sales of $71.2 million, primarily due to growth in our liquid and air filtration businesses.

Gross profit for 2007 equaled $184.3 million or 40.8 percent of sales as compared to $167.4 million or 41.4 percent of sales for 2006. Higher gross profit was attributable to increased demand for our products in all business segments. Lower gross margin was due to the combined effects of product mix shifts, costs to ramp up our wind energy expansion, and higher costs associated with the reconfiguration of a portion of our Sealing Products business.

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

On a reporting segment basis, operating income from the Friction Control Products reporting segment was $77.0 million during 2007 as compared to $70.5 million during 2006. The increase was the result of higher sales of custom-engineered bearings to the wind energy and machinery equipment markets, and of split roller bearing products used globally in various industrial markets, and the $5.0 million gain on the sale of a component of this reporting segment.

The Velocity Control Products reporting segment contributed $16.2 million to our consolidated operating income during 2007 as compared to $13.0 million during 2006. The Sealing Products reporting segment contributed $8.7 million to our

10 KAYDON CORPORATION FORM 10K

consolidated operating income during 2007 as compared to $6.5 million during 2006. The increased operating income in both of these segments was due primarily to higher sales in 2007.

Our other businesses contributed $11.1 million to our consolidated operating income during 2007 as compared to $6.7 million during 2006. Each of our other businesses generated increased operating income in 2007 compared with 2006, primarily as a result of higher sales, particularly of our liquid and air filtration products.

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

Liquidity, Working Capital, and Cash Flows

One of our financial strategies is to maintain an adequate level of liquidity supported by strong cash flow. Historically, we have generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements. We continued to follow this strategy in 2008, despite worsening economic conditions. Net cash from operating activities equaled $57.9 million in 2008, $74.3 million in 2007, and $89.9 million in 2006. Net cash from operating activities in 2008 declined compared to 2007 due to decreased net income and increased investment in working capital associated with sales growth, which more than offset the benefits of decreased contributions to our qualified pension plans. Net cash from operating activities for 2007 declined compared to 2006 due to a significant contribution to fund our qualified pension plans in 2007 and investment in working capital associated with sales growth, which were only partially offset by increased net income. Net capital expenditures to expand productive capacity, improve quality, and reduce costs equaled $59.5 million in 2008, $54.1 million in 2007 and $26.3 million in 2006. The increase in capital expenditures in each of these years was driven principally by the wind energy growth initiative first announced in 2006 and expanded in 2007. During 2008 and 2007, capital expenditures for the wind energy growth initiative totaled $33.7 million and $29.1 million, respectively. During 2009 we expect to invest approximately $30 million in net capital expenditures. The Company paid common stock dividends totaling $18.2 million in 2008, $14.4 million in 2007 and $13.5 million in 2006. The dividend payments in 2006, and through the third quarter 2007, were at a quarterly rate of $0.12 per share. The dividend declared in July 2007, and paid early in the fourth quarter 2007, and the dividend payments in the first three quarters of 2008, were at a quarterly rate of $0.15 per share. The dividend declared in July 2008, paid early in the fourth quarter 2008, was at a quarterly rate of $0.17 per share.

The Company has a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuances of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2008. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at December 31, 2008.

Fees related to the revolving credit facility of approximately $1.2 million are being amortized as a component of interest expense over a five-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2008, equaled $0.4 million.

The Company continues its corporate development efforts to complement internal growth through the acquisition of additional companies that meet Kaydon’s well-disciplined criteria. In October 2007, the Company acquired Avon Bearings Corporation for $54.4 million, net of working capital adjustments recorded in 2008. An independent appraiser was engaged to assist management in determining the fair values of separately recognized intangible assets of Avon. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values,

KAYDON CORPORATION FORM 10K 11

the excess cost of the acquisition, equal to $27.4 million, was recognized as goodwill at December 31, 2007. Purchase price adjustments totaling $1.1 million were recorded to goodwill in 2008 associated with the Avon acquisition.

The Company’s payments to various taxing authorities were $27.4 million, $25.1 million, and $28.9 million during 2008, 2007, and 2006. Tax payments are expected to be approximately $30 million during 2009.

In 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common stock provided certain contingencies were met. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of Company common stock, which were issued from treasury stock. On August 21, 2008, the Company announced that it was exercising its right to redeem all of the remaining outstanding Notes. On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued a total of 6,858,683 shares from treasury stock in 2008 in satisfaction of the conversions in 2008. The Company had provided a deferred tax liability for the additional interest deduction for tax purposes on the Notes as the deductibility of the additional interest would have been recaptured if the Notes were redeemed or surrendered for conversion at an amount less than the tax accreted value. As the Notes were converted into the Company’s common stock in 2008 at amounts higher than the tax accreted value, the deferred tax liability provided for through the date of conversion of $21.6 million was eliminated through an adjustment to the Company’s shareholders’ equity. The elimination of this deferred tax liability did not affect current tax expense.

Interest expense on the Notes totaled $5.4 million, $8.0 million, and $8.0 million, in 2008, 2007, and 2006. Included in the 2008 interest expense was accrued but unpaid interest through the conversion date of the Notes which equaled $2.3 million. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The $2.3 million accrued interest liability at the date of the respective Note conversions was reclassified to additional paid in capital in accordance with Emerging Issues Task Force Issue No. 85-17, “Accrued Interest upon Conversion of Convertible Debt.” Note issuance costs of approximately $6.5 million were amortized over a five-year period and the final $0.2 million of amortization was recorded during the second quarter of 2008. Amortization of Note issuance costs was recorded as a component of interest expense. There were no unamortized Note issuance costs at December 31, 2008. Unamortized Note issuance costs included in other assets equaled $0.5 million at December 31, 2007.

We repurchased 937,941 shares of our common stock in 2008 for $35.9 million compared to 601,974 shares of our common stock in 2007 for $30.1 million and 96,355 shares in 2006 for $3.4 million. In 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5,000,000 shares. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase 1,656,770 shares have been repurchased as of December 31, 2008. We will continue to make opportunistic stock repurchases during 2009, the amount of which will depend on the market for our common stock and our financial position and liquidity.

We believe our current cash and cash equivalent balances and future cash flows from operations, along with our borrowing capacity and access to financial markets are adequate to fund our strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development activities.

At December 31, 2008, the current ratio was 6.8 to 1 and working capital totaled $365.3 million, including cash and cash equivalents of $233.0 million.

The Company has recorded in other assets a $4.9 million net investment representing the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. During 2008, the Company received $16.2 million and recorded $0.6 million in losses as a reduction of interest income on the partial liquidation of the fund. Also in 2008, the Company recorded charges as a reduction of interest income totaling $1.0 million to reduce the gross investment to fair value as the reduction in value was determined to be “other than temporary.”

Our significant contractual obligations as of December 31, 2008 are set forth below:

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)

Operating leases	$12,581	$2,253	$4,987	$1,979	$3,362
Purchase obligations for property, plant and equipment	7,057	7,057	—	—	—

Total	$19,638	$9,310	$4,987	$1,979	$3,362

The Company is required to contribute approximately $2.2 million to our qualified pension plans in 2009, and reviews its funding strategy on an ongoing basis. We expect to contribute approximately $0.7 million to our postretirement benefit plans in 2009.

12 KAYDON CORPORATION FORM 10K

Corporate Development

Our corporate development efforts are intended to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth. In 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings.

Litigation

We are a party to various pending lawsuits and other matters arising in the normal course of business. The Company’s estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.

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

We believe the accounting estimates related to long-lived asset impairment to be critical accounting estimates because the estimate of undiscounted future cash flows, while based on reasonable and supportable assumptions and projections, requires the Company’s subjective judgments; the time periods for estimating future cash flows is often lengthy which increases the sensitivity to assumptions made; and projected outcomes based on the assumptions made can vary.

To better understand this accounting policy and its impact on the Company, readers should refer to the Notes to Consolidated Financial Statements (Note 1 and Note 10) in this Annual Report for additional information regarding long-lived assets.

Impairment of Goodwill and Indefinite-Lived Intangible Assets – The Company annually at July 31, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

We identify impairment of goodwill by comparing the fair value of each of our reporting units with the reporting unit’s carrying amount. The fair value of each of our reporting units is derived from an estimate of discounted future cash flows including estimates for terminal value. In 2008 we used an 11 percent discount rate, and a growth assumption of 2 percent in perpetuity to calculate terminal value. In 2007 an 11.5 percent discount rate was utilized. The discount rate used each year is the value-weighted average of the Company’s estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics. The principal marketplace metric used in the estimation of the discount rate that changed from 2007 to 2008 was an industry capital structure that was more heavily weighted toward the debt component, which has a lower cost and a reduction in treasury bond yields used in estimating the risk-free rate of return. Our calculation methodology was unchanged during 2008, and the consistent application of this methodology may result in

KAYDON CORPORATION FORM 10K 13

changes in the discount rate in future periods. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

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

We have developed estimates based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations, the Company uses the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price/earnings ratios and volatility of returns. For various fixed income asset categories, expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks, and long-term default rates. For other asset classes, including real estate, expected long-term returns are determined through consideration of certain factors, which may include historical returns, dividend yields, inflation, benchmark returns and net asset values.

Assumed discount rates, expected rate of return on plan assets, and rate of compensation increase have a significant effect on the amounts reported for the pension plans. A 1.0 percent increase in the discount rate would have decreased the net periodic benefit cost by $0.3 million during 2008, and would have decreased the projected benefit obligation as of the measurement date by $12.5 million. A 1.0 percent decrease in the discount rate would have increased the net periodic benefit cost by $1.4 million during 2008, and would have increased the projected benefit obligation as of the measurement date by $15.4 million. A 1.0 percent increase in the expected rate of return on plan assets would have decreased the net periodic benefit cost by $1.0 million during 2008, and a 1.0 percent decrease in the expected rate of return on plan assets would have increased the net periodic benefit cost by $1.0 million during 2008. A 1.0 percent increase in the rate of compensation increase would have increased the net periodic benefit cost by $0.7 million during 2008, and would have increased the projected benefit obligation as of the measurement date by $4.0 million. A 1.0 percent decrease in the rate of compensation increase would have decreased the net periodic benefit cost by $0.4 million, and would have decreased the projected benefit obligation as of the measurement date by $3.3 million. The rate of compensation increase used to determine benefit obligations at year-end 2008 was developed using an age-graded salary scale with a weighted average of 5.00 percent. An average rate of compensation increase of 4.00 percent was used to determine benefit obligations at the measurement date in 2007 and for pension and postretirement benefit costs in 2008 and 2007.

14 KAYDON CORPORATION FORM 10K

The following table summarizes certain of the Company’s assumptions:

	Pension Benefits		Postretirement Benefits

	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	6.25%	6.50%	6.25%	6.50%
Discount rate – non-qualified pension plan	6.25%	6.25%	N/A	N/A
Rate of compensation increase	5.00%	4.00%	5.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	6.50%	6.00%	6.50%	6.00%
Discount rate – non-qualified pension plan	6.25%	5.75%	N/A	N/A
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

The Company has liabilities recorded for unrecognized tax benefits totaling $2.6 million as of December 31, 2008, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.9 million in liabilities for tax related interest and penalties on its consolidated balance sheet, as of December 31, 2008. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one or more of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006, state examinations for years before 2003, German tax examinations for years before 2005, or United Kingdom tax examinations for years before 2006.

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of the Company’s financial performance, anticipated growth and expansion, characterization of and the Company’s ability to control contingent liabilities, and anticipated trends in the Company’s businesses. These statements are only predictions, based on the Company’s current expectation about future events. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

KAYDON CORPORATION FORM 10K 15

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents, and short-term investments. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. Short-term investments at December 31, 2007 included auction rate securities and other investments that were classified as available-for-sale and were expected to be realized in cash or sold or consumed within twelve months. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A 23 basis point decrease in interest rates (10 percent of the Company’s weighted-average investment interest rate for 2008) would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of these countries in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial condition and cash flows.

16 KAYDON CORPORATION FORM 10K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

KAYDON CORPORATION FORM 10K 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Kaydon Corporation and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 9, 2009

18 KAYDON CORPORATION FORM 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2008 and 2006 the Company adopted required provisions of Financial Accounting Standards Board Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kaydon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 9, 2009

KAYDON CORPORATION FORM 10K 19

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$232,998,000	$229,993,000
Short-term investments	—	57,000,000
Accounts receivable, less allowance of $991,000 in 2008 and $826,000 in 2007	78,918,000	67,574,000
Inventories, net	97,748,000	68,896,000
Other current assets	18,395,000	15,411,000

Total current assets	428,059,000	438,874,000

Property, plant and equipment, at cost:
Land and improvements	5,221,000	4,782,000
Buildings and leasehold improvements	56,076,000	45,696,000
Machinery and equipment	272,739,000	233,912,000

	334,036,000	284,390,000
Less: accumulated depreciation and amortization	(148,394,000)	(138,564,000)

	185,642,000	145,826,000

Goodwill, net	142,424,000	146,922,000
Other intangible assets, net	25,746,000	31,162,000
Other assets	7,911,000	23,781,000

	$789,782,000	$786,565,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,080,000	$28,498,000
Accrued expenses:
Salaries and wages	8,302,000	10,834,000
Employee benefits	4,601,000	4,366,000
Dividends payable	5,750,000	4,171,000
Other accrued expenses	6,186,000	7,622,000
Taxes payable	2,843,000	3,007,000

Total current liabilities	62,762,000	58,498,000

Long-term debt	—	200,000,000
Long-term postretirement and postemployment benefit obligations	53,478,000	17,401,000
Deferred taxes	—	26,310,000
Other long-term liabilities	912,000	966,000

Total long-term liabilities	54,390,000	244,677,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2008 and 2007)	3,693,000	3,693,000
Paid-in capital	78,814,000	49,859,000
Retained earnings	676,588,000	629,347,000
Less: Treasury stock, at cost; (3,422,000 and 9,414,337 shares in 2008 and 2007)	(52,468,000)	(218,005,000)
Accumulated other comprehensive income	(33,997,000)	18,496,000

	672,630,000	483,390,000

	$789,782,000	$786,565,000

The accompanying notes are an integral part of these statements.

20 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net Sales	$522,374,000	$451,382,000	$403,992,000
Cost of sales	330,194,000	267,082,000	236,566,000

Gross Profit	192,180,000	184,300,000	167,426,000
Selling, general and administrative expenses	86,669,000	73,037,000	68,746,000

Operating Income	105,511,000	111,263,000	98,680,000
Interest expense	(6,223,000)	(9,552,000)	(9,554,000)
Interest income	4,860,000	18,051,000	16,253,000

Income Before Income Taxes	104,148,000	119,762,000	105,379,000
Provision for income taxes	37,077,000	42,055,000	35,871,000

Net Income	$67,071,000	$77,707,000	$69,508,000

Earnings Per Share
Basic	$2.27	$2.81	$2.50

Diluted	$2.09	$2.41	$2.17

Dividends Declared Per Share	$0.64	$0.54	$0.48

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 21

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

						Restricted	Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Income (Loss)		Total

Balance, December 31, 2005		$3,693,000	$47,702,000	$510,818,000	$(186,599,000)	$(7,584,000)	$(8,354,000)		$359,676,000
Net income, 2006	$69,508,000	—	—	69,508,000	—	—	—		69,508,000
Other comprehensive income, net of tax:
Minimum pension liability, net of ($1,821,000) tax	3,036,000	—	—	—	—	—	3,036,000		3,036,000
Cumulative translation adjustments	5,169,000	—	—	—	—	—	5,169,000		5,169,000

Comprehensive income	$77,713,000
Adoption of SFAS No. 158, net of ($1,938,000) tax		—	—	—	—	—	7,667,000		7,667,000
Cash dividends declared		—	—	(13,538,000)	—	—	—		(13,538,000)
Board of Directors deferred compensation		—	65,000	—	—	—	—		65,000
Issuance of 40,750 shares of common stock under stock option plans		—	(264,000)	—	1,445,000	—	—		1,181,000
Stock option compensation		—	274,000	—	—	—	—		274,000
Tax benefit related to restricted stock awards		—	432,000	—	—	—	—		432,000
Purchase of 96,355 shares of treasury stock		—	—	—	(3,404,000)	—	—		(3,404,000)
Restricted stock award cancellations		—	150,000	—	(150,000)	—	—		—
Compensation cost related to restricted stock awards		—	3,114,000	—	—	—	—		3,114,000
Reclassification of restricted stock awards		—	(7,584,000)	—	—	7,584,000	—		—

Balance, December 31, 2006		$3,693,000	$43,889,000	$566,788,000	$(188,708,000)	—	$7,518,000	*	$433,180,000
Net income, 2007	$77,707,000	—	—	77,707,000	—	—	—		77,707,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	4,244,000	—	—	—	—	—	4,244,000		4,244,000
Postretirement benefit plans, net of ($4,951,000) tax	6,913,000	—	—	—	—	—	6,913,000		6,913,000
Unrealized loss on available-for-sale investments net of ($108,000) tax	(179,000)	—	—	—	—	—	(179,000)		(179,000)

Comprehensive income	$88,685,000
Cash dividends declared		—	—	(15,148,000)	—	—	—		(15,148,000)
Board of Directors deferred compensation		—	83,000	—	—	—	—		83,000
Issuance of 4,250 shares of common stock under stock option plans		—	(96,000)	—	195,000	—	—		99,000
Stock option compensation		—	674,000	—	—	—	—		674,000
Tax benefit related to restricted stock awards		—	281,000	—	—	—	—		281,000
Purchase of 601,974 shares of treasury stock		—	—	—	(30,091,000)	—	—		(30,091,000)
Restricted stock award cancellations		—	50,000	—	(50,000)	—	—		—
Compensation cost related to restricted stock awards		—	5,627,000	—	—	—	—		5,627,000
Vesting of post-2005 stock awards		—	(649,000)	—	649,000	—	—		—

Balance, December 31, 2007		$3,693,000	$49,859,000	$629,347,000	$(218,005,000)	—	$18,496,000	*	$483,390,000

22 KAYDON CORPORATION FORM 10K

						Restricted	Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Stock	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Awards	Income (Loss)		Total

Balance, December 31, 2007		$3,693,000	$49,859,000	$629,347,000	$(218,005,000)	—	$18,496,000	*	$483,390,000
Net income, 2008	$67,071,000	—	—	67,071,000	—	—	—		67,071,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(16,697,000)	—	—	—	—	—	(16,697,000)		(16,697,000)
Postretirement benefit plans, net of $20,353,000 tax	(35,975,000)	—	—	—	—	—	(35,975,000)		(35,975,000)
Recognition of unrealized loss on available-for-sale investments net of $108,000 tax	179,000	—	—	—	—	—	179,000		179,000

Comprehensive income	$14,578,000
Cash dividends declared		—	—	(19,764,000)	—	—	—		(19,764,000)
Board of Directors deferred compensation		—	178,000	—	—	—	—		178,000
Issuance of 10,000 shares of common stock under stock option plans		—	(214,000)	—	456,000	—	—		242,000
Stock option compensation		—	1,213,000	—	—	—	—		1,213,000
Tax benefit related to restricted stock awards		—	416,000	—	—	—	—		416,000
Purchase of 937,941 shares of treasury stock		—	—	—	(35,916,000)	—	—		(35,916,000)
Restricted stock award cancellations		—	18,000	—	(18,000)	—	—		—
Compensation cost related to restricted stock awards		—	4,514,000	—	—	—	—		4,514,000
Vesting of post-2005 stock awards		—	(2,817,000)	—	2,817,000	—	—		—
Adoption of SFAS No. 158 measurement date, net of $39,000 tax		—	—	(66,000)	—	—	—		(66,000)
Treasury stock issued on conversion of convertible debentures		—	25,647,000	—	198,198,000	—	—		223,845,000

Balance, December 31, 2008		$3,693,000	$78,814,000	$676,588,000	$(52,468,000)	—	$(33,997,000	)*	$672,630,000

*	Comprised of: cumulative translation adjustment of $(5,503,000), $11,194,000, and $6,950,000 at December 31, 2008, 2007, and 2006; after tax impact on pension benefits of $(37,318,000), $(5,407,000), and $(11,799,000) at December 31, 2008, 2007, and 2006; after tax impact on other postretirement benefits of $8,824,000, $12,888,000, and $12,367,000, at December 31, 2008, 2007, and 2006; and after tax unrealized loss on available-for-sale securities of $(179,000) at December 31, 2007.

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 23

KAYDON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$67,071,000	$77,707,000	$69,508,000
Adjustments to reconcile net income to net cash from operating activities:
Gain on the sale of a component of a reporting segment	—	(5,033,000)	—
Depreciation	16,181,000	11,813,000	11,234,000
Amortization of intangible assets	5,464,000	3,189,000	3,078,000
Amortization of stock awards	4,514,000	5,627,000	3,114,000
Deferred financing fees	790,000	1,548,000	1,548,000
Deferred taxes	10,429,000	18,223,000	9,889,000
Tax benefit related to stock options exercised	103,000	40,000	191,000
Stock option compensation	1,213,000	674,000	274,000
Excess tax benefits from stock-based compensation	(438,000)	(291,000)	(623,000)
Postretirement and postemployment benefit obligations	(7,499,000)	(24,020,000)	(3,001,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	(14,112,000)	(10,469,000)	(2,469,000)
Inventories	(30,920,000)	(8,389,000)	(3,417,000)
Other assets	(312,000)	3,701,000	(1,650,000)
Accounts payable	7,318,000	4,464,000	4,627,000
Accrued expenses and taxes payable	(1,902,000)	(4,525,000)	(2,443,000)

Net cash from operating activities	57,900,000	74,259,000	89,860,000

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(398,856,000)	—
Proceeds from sale of investments	65,407,000	341,856,000	—
Acquisitions of businesses, net of cash acquired	489,000	(54,869,000)	—
Additions to property, plant and equipment, net	(59,510,000)	(54,073,000)	(26,294,000)
Purchases of long-term investments	—	(15,000,000)	—
Proceeds from the sale of a component of a reporting segment	—	6,500,000	—

Net cash from (used in) investing activities	6,386,000	(174,442,000)	(26,294,000)

Cash Flows from Financing Activities:
Cash dividends paid	(18,180,000)	(14,354,000)	(13,530,000)
Purchase of treasury stock	(35,916,000)	(30,091,000)	(3,404,000)
Proceeds from exercise of stock options	242,000	99,000	1,003,000
Excess tax benefits from stock-based compensation	438,000	291,000	623,000
Payments on debt	—	—	(66,000)

Net cash (used in) financing activities	(53,416,000)	(44,055,000)	(15,374,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,865,000)	3,442,000	1,793,000

Net Increase (Decrease) in Cash and Cash Equivalents	3,005,000	(140,796,000)	49,985,000
Cash and Cash Equivalents – Beginning of Year	229,993,000	370,789,000	320,804,000

Cash and Cash Equivalents – End of Year	$232,998,000	$229,993,000	$370,789,000

Cash paid for income taxes	$27,429,000	$25,125,000	$28,852,000

Cash paid for interest	$4,000,000	$8,000,000	$8,003,000

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

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company does not believe that the ultimate settlement of its assets or liabilities will materially affect the Company’s financial condition or results of future operations, actual results may differ from estimates provided.

Cash and Cash Equivalents, and Short-term Investments:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company held short-term investments. These short-term investments which included auction rate securities and other investments that were classified as available-for-sale at December 31, 2007, were liquidated in 2008.

Cash and cash equivalents, and short-term investments are summarized as follows at December 31:

	2008	2007

Cash and cash equivalents:
Money market and other short-term funds	$221,604,000	$84,850,000
Commercial paper	—	139,275,000
Time deposits, other interest bearing accounts, and other cash	11,394,000	5,868,000

Cash and cash equivalents	$232,998,000	$229,993,000
Short-term investments	—	57,000,000

	$232,998,000	$286,993,000

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2008	2007

Raw material	$41,158,000	$28,311,000
Work in process	24,852,000	17,991,000
Finished goods	31,738,000	22,594,000

	$97,748,000	$68,896,000

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $16.2 million, $11.8 million and $11.2 million in 2008, 2007, and 2006. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. In 2008, the Company recorded an asset impairment charge of $0.8 million on certain property and equipment. The Company believes that there was no other impairment at December 31, 2008.

Other Assets:

Other assets primarily include $4.9 million of a long-term investment, and $2.6 million of deferred tax assets. Other assets at December 31, 2007, primarily included a long-term investment of $14.7 million, $7.4 million of non-current pension assets, and $1.2 million of deferred debt issuance costs. The long-term investment represents the Company’s position in an investment fund. The fund

KAYDON CORPORATION FORM 10K 25

NOTES TO CONSOLIDATED Financial Statements (continued)

issuer has restricted the redemption of the fund to permit its orderly liquidation as more fully described in Note 12.

Other Long-Term Liabilities:

Other long-term liabilities include environmental reserves.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2008, the Company’s outstanding forward exchange contracts were not material.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of financial instruments included in long-term assets are discussed in Note 12.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the weighted-average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. Net exchange gains recorded in 2008, 2007 and 2006, equaled $0.4 million, $0.2 million and $0.3 million, respectively.

Stock-Based Compensation:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company’s stock-based compensation plans are discussed further in Note 5.

Revenue Recognition:

Sales are recognized in accordance with generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, which requires that revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based upon the age of the outstanding balance and the credit standing of the related customer. The Company charges off accounts receivable when it becomes apparent that amounts will not be collected.

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments, and cumulative foreign currency translation adjustments.

Impact of Recently Issued Accounting Pronouncements:

The Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006. The Company adopted the measurement provision of SFAS 158 at December 31, 2008 to measure the fair value of plan assets and benefit obligations as of the Company’s fiscal year-end. The adoption of the measurement date provision resulted in an adjustment to retained earnings to recognize the net periodic benefit cost for the period between October 1, 2008, and December 31, 2008. The effect of the adoption of the measurement date provision was a $0.1 million reduction in retained earnings, net of tax, an increase of $0.4 million in pension liabilities, and a decrease of $0.3 million in other postretirement benefit liabilities.

26 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not expand or require any new fair value measures, but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. Accordingly, the Company’s adoption of this Standard in 2008 was limited to financial assets and liabilities, which required additional disclosure of our long-term investment included in other assets. The adoption of SFAS 157, as amended, did not have and is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 12 for the SFAS 157 fair value disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was prohibited, thus the provisions of these pronouncements are effective for the Company in fiscal 2009. The Company believes that the adoption of SFAS 141(R) and SFAS 160 will not have a material impact on its historical financial condition, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 will affect the accounting for certain convertible debt instruments including the Company’s former 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). FSP APB 14-1 requires issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Therefore, FSP APB 14-1 will be effective for the Company in fiscal 2009. Although the Company no longer has Notes outstanding, the Company will be required to apply the provisions of FSP APB 14-1 retrospectively for all periods presented during which the Notes were outstanding. The adoption of FSP APB 14-1 will reduce reported net income and basic earnings per share for the periods in which the Notes were outstanding and will change the components of equity. Diluted earnings per share and cash flows will not be affected by the adoption.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” Because holders of the Company’s restricted stock awards receive dividends prior to the vesting of those awards, the restricted stock awards are subject to FSP EITF 03-6-1 and will be included as an immaterial amount of additional shares outstanding in the computation of earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. Therefore, FSP EITF 03-6-1 will be effective for the Company in fiscal 2009, and is required to be applied retrospectively to all periods presented. The Company believes that the adoption of FSP EITF 03-6-1 will not have a material impact on its financial condition, results of operations or cash flows.

Legal Costs:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements.

Advertising Costs:

Advertising costs are expensed as incurred and totaled $3.6 million, $3.4 million, and $3.2 million in 2008, 2007 and 2006.

Reclassifications:

Certain items in the prior year financial statements have been reclassified to conform with the presentation used in 2008.

KAYDON CORPORATION FORM 10K 27

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 2 EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2008	2007	2006

Numerators:
Numerators for basic earnings per share, net income	$67,071,000	$77,707,000	$69,508,000
Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of taxes	3,825,000	5,953,000	5,953,000

Numerators for diluted earnings per share	$70,896,000	$83,660,000	$75,461,000

Denominators:
Denominators for basic earnings per share, weighted-average common shares outstanding	29,507,000	27,694,000	27,829,000
Potential dilutive shares resulting from stock options, restricted stock awards and phantom stock units	68,000	130,000	80,000
Dilutive shares resulting from Contingent Convertible Notes	4,427,000	6,859,000	6,859,000

Denominators for diluted earnings per share	34,002,000	34,683,000	34,768,000

Earnings Per Share:
Basic	$2.27	$2.81	$2.50

Diluted	$2.09	$2.41	$2.17

During 2008, 2007 and 2006, certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 46,500, 15,000, and 14,000 shares at an average price of $51.35, $53.38, and $41.59 per share were excluded during 2008, 2007, and 2006, respectively.

On August 21, 2008, the Company announced that it was exercising its right to redeem all of the remaining outstanding 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued a total of 6,858,683 shares of Company common stock from treasury stock in 2008 in satisfaction of conversions in 2008. The Notes are included in the calculation of diluted earnings per share for 2008 on a weighted average basis for the periods that the Notes were outstanding prior to conversion. In 2007 and 2006, the Notes were convertible into a total of 6,858,710 shares of common stock and were included in the diluted earnings per share calculation. The Notes are discussed further in Note 4.

NOTE 3 ACQUISITIONS

On October 26, 2007, the Company acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. Goodwill and other intangible assets acquired, including purchase price adjustments of $1.1 million recorded in 2008, aggregated $41.4 million. Avon is included in the Friction Control Products segment for segment reporting purposes.

NOTE 4 LONG-TERM DEBT

In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common stock provided certain contingencies were met. During the second quarter of 2008, holders of $11.5 million of the Notes converted their Notes into 394,375 shares of Company common stock, which were issued from treasury stock. On August 21, 2008, the Company announced that it was exercising its right to redeem all of the remaining outstanding Notes. On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued 6,464,308 shares of Company common stock from treasury stock upon conversion in the third quarter and a total of 6,858,683 shares of Company common stock from treasury stock in 2008, which includes shares issued upon the conversion in the second quarter. The Company had provided a deferred tax liability for the additional interest deduction for tax purposes on the Notes as the deductibility of the additional interest would have been recaptured if the Notes were redeemed or surrendered for conversion at an amount less than the tax accreted value. As the Notes were converted into the Company’s common stock in 2008 at amounts higher than the tax accreted value, the deferred tax liability provided for through the date of conversion of $21.6 million was eliminated through an adjustment to the Company’s shareholders’ equity. The elimination of this deferred tax liability did not affect current tax expense.

Interest expense on the Notes was recorded through the applicable conversion dates of the Notes and equaled $5.4 million for 2008. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The accrued interest liability at the date of the respective Note conversions that totaled $2.3 million was reclassified to additional paid in capital in accordance with Emerging Issues Task Force Issue No. 85-17, “Accrued Interest upon Conversion of Convertible Debt.”

28 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Interest expense on the Notes equaled $8.0 million during each of 2007 and 2006. Note issuance costs of approximately $6.5 million were amortized over a five-year period ending in May 2008. Amortization of Note issuance costs was recorded as a component of interest expense. Amortization of Note issuance costs equaled $0.5 million in 2008 and $1.3 million during each of 2007 and 2006. There were no unamortized Note issuance costs at December 31, 2008. Unamortized Note issuance costs included in other assets equaled $0.5 million at December 31, 2007.

The Company has a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuances of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2008. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at December 31, 2008.

The Company’s outstanding long-term debt consisted of its 4% Contingent Convertible Senior Subordinated Notes due 2023 totaling $200,000,000 at December 31, 2007.

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

A summary of restricted stock award information for 2008 is as follows:

		Wtd. Avg. Grant
	Restricted	Date Fair Value
	Stock	per Share

Outstanding at January 1, 2008	438,016	$35.51
Granted	96,790	$43.01
Vested	(142,485)	$32.91
Canceled	(741)	$25.36

Outstanding at December 31, 2008	391,580	$38.33

Pursuant to the Incentive Plan, the Company granted restricted stock awards for 90,790 shares, 179,980 shares, and 87,520 shares, of Company common stock during 2008, 2007 and 2006, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 6,000 shares, 3,000 shares and 4,000 shares during 2008, 2007 and 2006, to non-employee members of the Company’s Board of Directors. During 2007, 4,419 shares were canceled and 105,812 shares vested. During 2006, 5,549 shares were canceled and 102,131 shares vested. The weighted-average fair value per share of the restricted stock awards granted, on the date of grant, was $44.02 in 2007, and $34.54 in 2006.

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $9.4 million at December 31, 2008 and is expected to be amortized over a weighted-average period of 2.7 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $9.7 million at December 31, 2007 and $7.5 million at December 31, 2006. Compensation cost related to restricted stock awards during 2008, 2007, and 2006, was $4.5 million, $5.6 million, and $3.1 million. Restricted stock awards normally vest annually, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions. The total grant-date fair value of restricted stock that vested during 2008, 2007, and 2006, was $4.7 million, $2.9 million, and $2.6 million.

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

KAYDON CORPORATION FORM 10K 29

NOTES TO CONSOLIDATED Financial Statements (continued)

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

Pursuant to the Director Deferred Plan, the Company has provided for 16,515 shares, 12,338 shares, and 10,689 shares of Company common stock, known as phantom stock units, as of December 31, 2008, 2007, and 2006 which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.2 million in 2008 and $0.1 million in each of 2007 and 2006.

Compensation expense related to stock options totaled $1.2 million in 2008, $0.7 million in 2007, and $0.3 million in 2006.

A summary of stock option information is as follows:

	2008		2007		2006

		Wtd.-Avg.		Wtd.-Avg.		Wtd.-Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	346,500	$40.64	75,250	$28.35	102,000	$25.04
Granted	107,250	$44.22	275,500	$43.73	14,000	$41.59
Exercised	(10,000)	$24.29	(4,250)	$23.32	(40,750)	$24.62

Outstanding at End of Year	443,750	$41.87	346,500	$40.64	75,250	$28.35

Exercisable at End of Year	92,600	$37.36	33,900	$26.56	25,250	$24.76

Weighted-Avg. Fair Value of Options Granted	$11.22		$12.87		$14.18

Weighted-Avg. Remaining Contractual Life (years):
Outstanding at End of Year	8.0		8.5		6.4
Exercisable at End of Year	6.9		5.0		4.9

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised in 2008, 2007 and 2006 totaled $0.3 million, $0.1 million and $0.5 million. The intrinsic value of options outstanding as of December 31, 2008 equaled $0.4 million, and the intrinsic value of options exercisable as of December 31, 2008 equaled $0.3 million. No options were canceled or forfeited in 2008, 2007, or 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life, and using historical volatility to project expected volatility:

	2008	2007	2006

Risk-free interest rate	3.1%	4.6%	5.1%
Expected dividend yield	1.4%	1.1%	2.0%
Expected life	6 years	6 years	10 years
Expected volatility	25.1%	23.7%	24.7%

At December 31, 2008, 2,663,645 shares remained available for grant under the Incentive Plan, and 171,400 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

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

NOTE 7 EMPLOYEE BENEFIT PLANS

The Company sponsors several defined contribution plans for various employee groups. Contributions are based on a match on employee deferrals or as a

30 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

percentage of each covered employee’s salary in accordance with the provisions of each plan and totaled $1.3 million, $1.1 million and $1.0 million in 2008, 2007 and 2006.

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

The Company’s measurement date was December 31 for its plans for 2008, and September 30 for 2007 and prior years.

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation, beginning of period	$(99,531,000)	$(99,984,000)	$(10,419,000)	$(13,819,000)
Service cost	(3,577,000)	(2,770,000)	(363,000)	(365,000)
Interest cost	(7,940,000)	(5,838,000)	(821,000)	(802,000)
Plan amendments	—	(74,000)	—	—
Actuarial gain/(loss)	(8,353,000)	4,432,000	(2,135,000)	3,882,000
Benefits paid	6,947,000	4,703,000	481,000	685,000

Benefit obligation, measurement date	(112,454,000)	(99,531,000)	(13,257,000)	(10,419,000)

Change in Plan Assets:
Fair value of plan assets, beginning of period	99,377,000	66,105,000	—	—
Actual return on plan assets	(33,024,000)	10,275,000	—	—
Company contributions	12,841,000	27,700,000	481,000	685,000
Plan participants’ contributions	—	—	419,000	299,000
Benefits paid	(6,947,000)	(4,703,000)	(900,000)	(984,000)

Fair value of plan assets, measurement date	72,247,000	99,377,000	—	—

Funded status, measurement date	(40,207,000)	(154,000)	(13,257,000)	(10,419,000)
Contributions between measurement date and year-end	—	282,000	—	176,000

Net asset (liability), December 31	$(40,207,000)	$128,000	$(13,257,000)	$(10,243,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Other asset – non-current	—	$7,432,000	—	—
Long-term liability	$(39,533,000)	$(6,638,000)	$(12,637,000)	$(9,612,000)
Current liability	$(674,000)	$(666,000)	$(620,000)	$(631,000)
Deferred tax asset/(liability), net	$22,528,000	$3,245,000	$(4,765,000)	$(5,874,000)
Retained earnings	$228,000	—	$(162,000)	—
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$56,000	$74,000	$(4,738,000)	$(5,988,000)
Net actuarial (gain) loss, net of tax	$37,262,000	$5,333,000	$(4,086,000)	$(6,900,000)

As of December 31, 2008, all of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the accumulated benefit obligation due principally to adverse returns on plan assets during the year. As of September 30, 2007, the previous measurement date, all of the Company’s qualified defined benefit pension plans had plan assets in excess of the accumulated benefit obligations. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were $112.5 million, $102.7 million, and $72.2 million, respectively, as of December 31, 2008 and $99.5 million, $91.3 million, and $99.4 million, respectively, as of September 30, 2007.

Included in the above table is a non-qualified supplemental pension plan covering certain active and retired employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. The actuarial present values of the projected benefit obligation and the accumulated benefit obligation related to this non-qualified pension plan totaled $9.4 million and $8.4 million, respectively at December 31, 2008, and both totaled $7.6 million at September 30, 2007. Excluding this non-qualified plan, the Company’s qualified pension plans were underfunded by $30.8 million at December 31, 2008, and were fully funded at September 30, 2007.

	Pension Benefits

	2008	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$2,861,000	$2,770,000	$3,037,000
Interest cost	6,352,000	5,838,000	5,574,000
Expected return on plan assets	(7,770,000)	(5,461,000)	(4,672,000)
Amortization of:
Unrecognized net prior service cost	26,000	33,000	200,000
Unrecognized net loss	3,000	1,020,000	1,449,000

Net periodic benefit cost	$1,472,000	$4,200,000	$5,588,000

KAYDON CORPORATION FORM 10K 31

NOTES TO CONSOLIDATED Financial Statements (continued)

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.7 million, $0.3 million and $0.4 million in 2008, 2007 and 2006.

	Postretirement Benefits

	2008	2007	2006

Components of Net Periodic Benefit Cost (Income):
Service cost	$291,000	$365,000	$368,000
Interest cost	657,000	802,000	812,000
Amortization of:
Unrecognized net prior service credit	(1,718,000)	(1,759,000)	(1,769,000)
Unrecognized net gain	(909,000)	(486,000)	(387,000)

Net periodic benefit cost (income)	$(1,679,000)	$(1,078,000)	$(976,000)

For postretirement benefits measurement purposes, a 9.0 percent annual rate of increase for participants under 65 years of age and a 10.0 percent annual rate of increase for participants over 65 years of age in the per capita cost of covered health care benefits was assumed for 2008. The health care cost trend rates assumed for 2009 are 8.2 percent for participants under 65 years of age and 9.0 percent for participants over 65 years of age. The rates were assumed to decrease gradually to 5.0 percent by 2013 and remain at that level thereafter. The assumed dental cost trend rate for 2008 and all future years is 5.0 percent. Assumed health care cost trend rates may have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent increase in the assumed health care cost trend rates would have increased the net service cost and interest cost by $0.1 million during 2008 and would have increased the accumulated postretirement benefit obligation at December 31, 2008 by $1.7 million. A 1.0 percent decrease in the assumed health care cost trend rates would have decreased the net service cost and interest cost by $0.1 million during 2008 and would have decreased the accumulated postretirement benefit obligation at December 31, 2008 by $1.4 million.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 include the amortization of unrecognized net loss of $5.1 million related to the pension plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2009 include the amortization of $1.1 million and $0.5 million of the prior service credit and unrecognized net actuarial gain related to the other postretirement benefit plans.

Additional Information:

	Pension Benefits		Postretirement Benefits

	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations
Discount rate – qualified pension plans and postretirement benefit plans	6.25%	6.50%	6.25%	6.50%
Discount rate – non-qualified pension plan	6.25%	6.25%	N/A	N/A
Rate of compensation increase	5.00%	4.00%	5.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	6.50%	6.00%	6.50%	6.00%
Discount rate – non-qualified pension plan	6.25%	5.75%	N/A	N/A
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

In developing the discount rate assumption used to determine the pension and postretirement benefit obligations, the Company uses the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows.

The rate of compensation increase used to determine benefit obligations at year-end 2008 was developed using an age-graded salary scale with a weighted average of 5.00 percent. An average rate of compensation increase of 4.00 percent was used to determine benefit obligations at the measurement date in 2007 and for pension and postretirement benefit costs in 2008 and 2007.

The December 31, 2008 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality table with future mortality improvement projections to 2009. The September 30, 2007 pension and postretirement benefit obligations and the pension and postretirement net periodic benefit costs in 2008 and 2007 were computed using the RP-2000 Combined Healthy Mortality table.

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

32 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

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

A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at

	December 31,	December 31,	September 30,
	2008	2008	2007
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity	65%	53%	64%
Fixed income	20%	21%	20%
International equity	10%	8%	10%
Real estate	5%	4%	5%
Cash	—	14%	1%

Total	100%	100%	100%

Equity investments are further diversified between growth and value categories, and fixed income investments are diversified between core and high yield investments. The Company’s contribution of $11.9 million to the qualified plans in late December 2008 was principally held in cash at December 31, 2008. All actual allocations are within the allowable ranges in the investment policy.

Cash Flows:

The following are expected net benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2009	$5,870,000	$702,000
2010	$6,059,000	$743,000
2011	$6,257,000	$806,000
2012	$6,644,000	$881,000
2013	$6,858,000	$954,000
2014-2018	$39,436,000	$6,040,000

The Company has included in the postretirement benefits, shown in the table above, the estimated future Medicare Part D direct subsidy payments available under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The Company contributed $11.9 million and $26.1 million to its qualified pension plans in 2008 and 2007, respectively. The Company is required to contribute approximately $2.2 million to its qualified pension plans in 2009, and reviews its funding strategy on an ongoing basis.

NOTE 8 LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008 are as follows:

Year ending December 31,
2009	$2,252,000
2010	$1,854,000
2011	$1,651,000
2012	$1,481,000
2013	$1,000,000
Thereafter	$4,342,000

Aggregate rental expense was $2.3 million in 2008, and $1.7 million in each of 2007 and 2006.

KAYDON CORPORATION FORM 10K 33

NOTES TO CONSOLIDATED Financial Statements (continued)

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

The components of income before income taxes are as follows:

	2008	2007	2006

Domestic	$76,682,000	$98,176,000	$89,327,000
Foreign	27,466,000	21,586,000	16,052,000

	$104,148,000	$119,762,000	$105,379,000

The provision for income taxes consisted of the following:

	2008	2007	2006

Current:
U.S. Federal	$16,826,000	$16,007,000	$20,033,000
State	1,894,000	1,283,000	1,145,000
Foreign	7,928,000	6,542,000	4,804,000

	26,648,000	23,832,000	25,982,000

Deferred:
U.S. Federal	9,794,000	16,324,000	8,226,000
State	930,000	1,155,000	704,000
Foreign	(295,000)	744,000	959,000

	10,429,000	18,223,000	9,889,000

	$37,077,000	$42,055,000	$35,871,000

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	2.0	1.5
U.S. federal tax benefit of extraterritorial income exclusion	—	—	(0.4)
U.S. federal tax benefit of domestic production activities deduction	(0.7)	(1.0)	(0.5)
Differences in income taxes on foreign earnings, losses and remittances	(1.1)	(0.4)	(0.7)
Other, net	0.5	(0.5)	(0.9)

Effective tax rate	35.6%	35.1%	34.0%

The 2006 effective income tax rate reflects reductions to the tax provision related to deductions recognized for financial reporting purposes, after examinations by certain taxing authorities, or after the expiration of applicable review periods, totaling $1.7 million.

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

The Company has liabilities recorded for unrecognized tax benefits totaling $2.6 million as of December 31, 2008, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.9 million in liabilities for tax related interest and penalties on its consolidated balance sheet, as of December 31, 2008. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2008 and 2007:

	2008	2007

Unrecognized tax benefits at Beginning of Year	$2,804,000	$2,563,000
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	—	388,000
Tax positions taken in a prior period	428,000	49,000
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(114,000)	(27,000)
Settlements with taxing authorities	(127,000)	—
Lapse of the applicable statute of limitations	(410,000)	(169,000)

Unrecognized tax benefits at End of Year	$2,581,000	$2,804,000

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006, state examinations for years before 2003, German tax examinations for years before 2005, or United Kingdom tax examinations for years before 2006.

34 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset (liability) as of December 31, 2008 and 2007 were as follows:

	2008	2007

Deferred tax assets:
Postretirement and postemployment benefit obligations	$21,323,000	$5,910,000
Financial accruals and reserves not currently deductible	4,385,000	3,988,000
Inventory basis differences	6,480,000	5,082,000
Foreign operating loss carryforwards	108,000	454,000
Federal tax credit carryforwards	2,904,000	2,600,000
Other	—	348,000

	35,200,000	18,382,000

Deferred tax liabilities:
Plant and equipment basis differences	(12,059,000)	(9,976,000)
Intangibles	(9,493,000)	(7,451,000)
Additional interest deduction on contingent convertible notes	—	(18,449,000)
Other	(303,000)	—

	(21,855,000)	(35,876,000)

Net deferred tax asset (liability)	$13,345,000	$(17,494,000)

The Company had available foreign net operating loss carryforwards of $0.1 million ($0.4 million pre-tax) and $0.4 million ($1.6 million pre-tax) at December 31, 2008 and 2007. In addition, at December 31, 2008 the Company had federal tax credit carryforwards of $2.9 million, which expire beginning in 2013. The Company believes it is more likely than not that the tax benefits of these federal tax credit carryforwards will be realized before they expire. Tax benefits of foreign operating loss carryforwards and federal tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.

The Company had provided a deferred tax liability for the additional interest deduction on the contingent convertible notes for tax purposes as the deductibility of the additional interest would have been recaptured if the Notes were redeemed or surrendered for conversion at an amount less than the tax accreted value. As the Notes were converted into the Company’s common stock in 2008 at amounts higher than the tax accreted value, the deferred tax liability provided for through the date of conversion of $21.6 million was eliminated through an adjustment to the Company’s shareholders’ equity. The elimination of this deferred liability did not affect current tax expense.

The net deferred tax asset recorded as an other current asset was $10.8 million and $8.8 million at December 31, 2008 and 2007. The net deferred tax asset recorded as an other asset was $2.6 million at December 31, 2008 and the net deferred tax liability recorded as deferred taxes was $26.3 million at December 31, 2007. Undistributed earnings of foreign subsidiaries were $54.0 million at December 31, 2008. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.

The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount. The fair value of each of the reporting units is derived from an estimate of discounted future cash flows including an estimate for terminal value. In 2008, an 11.0 percent discount rate and a growth assumption of 2.0 percent in perpetuity were used to calculate terminal value. Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist the Company in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

During 2008, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. Also during 2008, trademarks were tested for impairment with no impairment loss being realized.

The Company acquired Avon Bearings Corporation in 2007 valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008. A portion of the purchase price was allocated to various intangible assets including, $9.5 million to customer relationships, $3.3 million to backlog, and $0.2 million to trademarks. The Company recorded goodwill totaling $28.5 million, including purchase price adjustments of $1.1 million recorded in 2008. The intangible assets

KAYDON CORPORATION FORM 10K 35

NOTES TO CONSOLIDATED Financial Statements (continued)

are being amortized over their respective useful lives. The goodwill is being reported as part of the Company’s Friction Control Products reporting segment and will not be amortized, but will be subject to annual impairment testing.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2007	$32,452,000	$43,200,000	$186,000	$43,646,000	$119,484,000
Goodwill acquired	27,366,000	—	—	—	27,366,000
Goodwill disposed	(315,000)	—	—	—	(315,000)
Effect of foreign currency exchange rate changes	387,000	—	—	—	387,000

Balance as of December 31, 2007	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000

Purchase price adjustment	1,065,000	—	—	—	1,065,000
Effect of foreign currency exchange rate changes	(5,563,000)	—	—	—	(5,563,000)

Balance as of December 31, 2008	$55,392,000	$43,200,000	$186,000	$43,646,000	$142,424,000

Other intangible assets are summarized as follows:

	2008		2007

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$11,761,000	$28,194,000	$9,567,000
Patents and developed technology	6,427,000	3,004,000	6,379,000	2,286,000
Backlog	3,300,000	2,519,000	3,300,000	114,000
Distributor agreements	374,000	162,000	374,000	125,000
Product names	320,000	130,000	320,000	99,000
Trademarks	200,000	97,000	200,000	18,000

	$38,815,000	$17,673,000	$38,767,000	$12,209,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.4 years. Backlog is being amortized over three years.

	2008	2007
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2007		$3,189,000
For the year ended December 31, 2008		$5,464,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2009		$4,316,000
For the year ending December 31, 2010		$3,573,000
For the year ending December 31, 2011		$2,265,000
For the year ending December 31, 2012		$1,983,000
For the year ending December 31, 2013		$1,716,000

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

36 KAYDON CORPORATION FORM 10K

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

The accounting policies of the operating segments are the same as those described in Note 1. Segment performance is evaluated based on segment operating income and segment assets.

Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts. The state income tax provision is no longer included in segment operating income. Amounts in 2007 and 2006 have been reclassified to conform to the 2008 presentation. Corporate assets consist of cash and cash equivalents, short-term investments, certain prepaid expenses, other assets and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up. Sales between reporting segments are not material.

Included in net sales were sales to one customer representing 12.5 percent of total consolidated net sales. Certain sales to this customer were included in the Friction Control Products segment, the Sealing Products segment, and in our other businesses.

	2008	2007	2006

Net sales
Friction Control Products	$325,951,000	$261,652,000	$234,030,000
Velocity Control Products	69,616,000	63,912,000	56,733,000
Sealing Products	44,985,000	46,687,000	41,996,000
Other	81,822,000	79,131,000	71,233,000

Total consolidated net sales	$522,374,000	$451,382,000	$403,992,000

Operating income
Friction Control Products	$73,856,000	$76,956,000	$70,503,000
Velocity Control Products	18,045,000	16,240,000	12,971,000
Sealing Products	4,974,000	8,721,000	6,542,000
Other	10,457,000	11,141,000	6,695,000

Total segment operating income	107,332,000	113,058,000	96,711,000

Items not allocated to segment operating income	(1,821,000)	(1,795,000)	1,969,000
Interest expense	(6,223,000)	(9,552,000)	(9,554,000)
Interest income	4,860,000	18,051,000	16,253,000

Income before income taxes	$104,148,000	$119,762,000	$105,379,000

Operating income of the Friction Control Products reporting segment in 2007 included a $5.0 million gain on the sale of a component of the segment.

	2008	2007	2006

Depreciation and amortization of intangible assets
Friction Control Products	$14,727,000	$8,245,000	$7,559,000
Velocity Control Products	1,860,000	1,690,000	1,655,000
Sealing Products	868,000	987,000	997,000
Other	3,796,000	3,619,000	3,608,000
Corporate	394,000	461,000	493,000

Total consolidated depreciation and amortization of intangible assets	$21,645,000	$15,002,000	$14,312,000

	2008	2007	2006

Additions to net property, plant and equipment
Friction Control Products	$49,612,000	$46,837,000	$22,164,000
Velocity Control Products	7,766,000	2,411,000	793,000
Sealing Products	—	3,190,000	778,000
Other	1,926,000	1,369,000	2,279,000
Corporate	206,000	266,000	280,000

Total consolidated additions to net property, plant and equipment	$59,510,000	$54,073,000	$26,294,000

	2008	2007

Total assets
Friction Control Products	$353,555,000	$286,605,000
Velocity Control Products	79,890,000	95,378,000
Sealing Products	25,190,000	24,218,000
Other	89,573,000	91,940,000
Corporate	241,574,000	288,424,000

Total consolidated assets	$789,782,000	$786,565,000

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer, and long-lived tangible assets to different geographic areas on the basis of the location of the entity that owns the assets. Net sales and

KAYDON CORPORATION FORM 10K 37

NOTES TO CONSOLIDATED Financial Statements (continued)

long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment:

	2008	2007	2006

Net Sales
United States	$334,191,000	$308,284,000	$276,129,000
Germany	51,313,000	42,007,000	38,763,000
Other Countries	136,870,000	101,091,000	89,100,000

Total	$522,374,000	$451,382,000	$403,992,000

Long-lived Tangible Assets
United States	$169,905,000	$135,862,000	$88,355,000
Other Countries	15,752,000	10,439,000	7,826,000

Total	$185,657,000	$146,301,000	$96,181,000

NOTE 12 FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. As required, our adoption of SFAS 157 was limited to financial assets and liabilities, which relates to our long-term investment held as an available for sale investment and which is included in other assets on the consolidated balance sheet at December 31, 2008. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and the basis for that measurement:

Fair Value Measurement at December 31, 2008 Using:

	Total		Significant
	Fair Value	Quoted Prices in	Other	Significant
	Measurement at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Long-term investment	$4,940,000	—	—	$4,940,000

The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Balance at December 31, 2007	$22,463,000
Recognition of unrealized loss recorded to accumulated other comprehensive income	287,000
Redemptions – cash received	(16,157,000)
Realized loss on investment redemptions recorded as a reduction of interest income	(617,000)
Unrealized loss on investment recorded as a reduction of interest income	(1,036,000)

Balance at December 31, 2008	$4,940,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of our investment in this fund using the NAV provided by the fund issuer as of December 31, 2008, and by comparing a sample of underlying fund assets with quoted market prices to third party sources. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The ultimate timing of the liquidation of the investment and liquidation value of the investment will depend on market factors outside of the control of the Company.

38 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 13 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2008	2007	2008	2007	2008	2007	2008	2007

	(In thousands, except per share data)

Income Statement Data
Net sales	$123,284	$106,897	$139,905	$113,391	$126,803	$107,365	$132,382	$123,729
Gross profit	47,319	44,838	54,171	47,968	44,533	43,296	46,157	48,198
Net income	$16,611	$18,230	$20,348	$19,643	$16,335	$17,137	$13,777	$22,697	(1)
Balance Sheet Data
Total assets	$798,974	$750,370	$815,388	$765,549	$816,106	$755,962	$789,782	$786,565
Cash and cash equivalents, and short-term investments	276,159	375,164	268,503	374,142	262,731	350,349	232,998	286,993
Total debt	200,000	200,000	188,500	200,000	—	200,000	—	200,000
Cash Flow Data
Net cash from operating activities	$12,712	$18,118	$13,220	$19,094	$23,766	$10,150	$8,202	$26,897
Capital expenditures, net	14,762	7,384	15,146	12,796	15,942	16,821	13,660	17,072
Depreciation and amortization of intangible assets	5,057	3,579	5,278	3,681	5,606	3,565	5,704	4,177
Per Share Data
Earnings per share – basic	$0.61	$0.65	$0.75	$0.71	$0.55	$0.62	$0.41	$0.83
Earnings per share – diluted	0.53	0.57	0.64	0.61	0.50	0.54	0.41	0.70	(1)
Dividends declared per share	0.15	0.12	0.15	0.12	0.17	0.15	0.17	0.15

(1)	Includes the after tax effect, $3.1 million or $0.09 per share on a diluted basis, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

KAYDON CORPORATION FORM 10K 39

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 7, 2009 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 7, 2009 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 7, 2009 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 7, 2009 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 7, 2009 and is incorporated herein by reference.

40 KAYDON CORPORATION FORM 10K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control

Report of Independent Registered Public Accounting Firm – Financial Statements

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

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

Exhibit
Number		Description of Document

3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended and restated February 19, 2002 (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 1, 2004 (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2005 (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

KAYDON CORPORATION FORM 10K 41

Exhibit
Number		Description of Document

10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2006 (previously filed as Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
10	.1.4*	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated June 5, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.1.5*	Ninth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective January 1, 2007.
10	.1.6*	Tenth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 18, 2008
10	.2*	Amended and Restated Executive Management Bonus Program effective February 19, 2009 (updated)
10	.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference).
10	.4.1*	Forms of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.2*	Form of non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.3*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.4*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.9*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.10*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10.11		Amended and Restated Credit Agreement dated as of July 12, 2005 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)
10	.12*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

42 KAYDON CORPORATION FORM 10K

Exhibit
Number		Description of Document

10	.12.1*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.12.2*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.13*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.14*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.15*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.16*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.17*	Consulting Agreement dated November 29, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2007 and incorporated by reference)
10	.18*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.19*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.20*	Employment Continuation, Consulting and Non-Compete Agreement between Kaydon Corporation and Kenneth W. Crawford dated January 27, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated by reference)
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 131-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99		Stock Purchase Agreement dated as of October 26, 2007 by and among the Company, the shareholders of Avon Bearings Corporation and Patrick Walsh, as Sellers’ Representative (previously filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed February 27, 2008 and incorporated herein by reference)

KAYDON CORPORATION FORM 10K 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 26, 2009	By: /s/ James O’Leary James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2009	By: /s/ Peter C. DeChants Peter C. DeChants Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2009	By: /s/ Kenneth W. Crawford Kenneth W. Crawford Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

44 KAYDON CORPORATION FORM 10K

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark A. Alexander Mark A. Alexander Director	Date: February 26, 2009

/s/ David A. Brandon David A. Brandon Director	Date: February 26, 2009

/s/ Patrick P. Coyne Patrick P. Coyne Director	Date: February 26, 2009

/s/ William K. Gerber William K. Gerber Director	Date: February 26, 2009

/s/ Timothy J. O’Donovan Timothy J. O’Donovan Director	Date: February 26, 2009

/s/ James O’Leary James O’Leary Chairman	Date: February 26, 2009

/s/ Thomas C. Sullivan Thomas C. Sullivan Director	Date: February 26, 2009

KAYDON CORPORATION FORM 10K 45

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2008	$826,000	$413,000	$(248,000)	$991,000
2007	$1,029,000	$(50,000)	$(153,000)	$826,000
2006	$903,000	$235,000	$(109,000)	$1,029,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2008	$13,671,000	$4,141,000	$(576,000)	$17,236,000
2007	$13,561,000	$595,000	$(485,000)	$13,671,000
2006	$14,889,000	$1,396,000	$(2,724,000)	$13,561,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

46 KAYDON CORPORATION FORM 10K

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

Exhibit
Number		Description of Document

3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		By-Laws of the Company, as amended through October 16, 2006 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 17, 2006 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended and restated February 19, 2002 (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 1, 2004 (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2005 (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2006 (previously filed as Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)
10	.1.4*	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated June 5, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.1.5*	Ninth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective January 1, 2007.
10	.1.6*	Tenth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 18, 2008
10	.2*	Amended and Restated Executive Management Bonus Program effective February 19, 2009 (updated)
10	.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference).
10	.4.1*	Forms of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.2*	Form of non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.3*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.4*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.7*	Change in Control Compensation Agreement dated May 31, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

Exhibit
Number		Description of Document

10	.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.9*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Kenneth W. Crawford (previously filed as Exhibit 10.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.10*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10.11		Amended and Restated Credit Agreement dated as of July 12, 2005 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)
10	.12*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.12.1*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.12.2*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.13*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.14*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.15*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.16*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.17*	Consulting Agreement dated November 29, 2007 between the Company and John F. Brocci (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2007 and incorporated by reference)
10	.18*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.19*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference).
10	.20*	Employment Continuation, Consulting and Non-Compete Agreement between Kaydon Corporation and Kenneth W. Crawford dated January 27, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated by reference)
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 131-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99		Stock Purchase Agreement dated as of October 26, 2007 by and among the Company, the shareholders of Avon Bearings Corporation and Patrick Walsh, as Sellers’ Representative (previously filed as Exhibit 99 to the Company’s Annual Report on Form 10-K filed February 27, 2008 and incorporated herein by reference)