Form 10-Q
period 2009-04-04
KAYDON CORP
filed 2009-05-06
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended April 4, 2009	Commission File No. 1-11333
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
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
Yes ☑          No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐          No ☑
     Common Stock Outstanding at May 1, 2009 – 33,225,077 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009

ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	April 4, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$220,347,000	$232,998,000
Accounts receivable, net	66,210,000	78,918,000
Inventories, net	115,062,000	97,748,000
Other current assets	15,331,000	18,395,000

Total current assets	416,950,000	428,059,000

Property, plant and equipment, net	183,441,000	185,642,000
Goodwill, net	142,704,000	142,424,000
Other intangible assets, net	24,683,000	25,746,000
Other assets	6,217,000	7,911,000

Total assets	$773,995,000	$789,782,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$25,816,000	$35,080,000
Salaries and wages	6,208,000	8,302,000
Taxes payable	4,013,000	2,843,000
Other accrued expenses	16,094,000	16,537,000

Total current liabilities	52,131,000	62,762,000

Long-term postretirement and postemployment benefit obligations	54,215,000	53,478,000
Other long-term liabilities	912,000	912,000

Total long-term liabilities	55,127,000	54,390,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	663,044,000	668,937,000

Total shareholders’ equity	666,737,000	672,630,000

Total liabilities and shareholders’ equity	$773,995,000	$789,782,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	First Quarter Ended
		As Adjusted
		(Note 1)
	April 4, 2009	March 29, 2008

Net sales	$110,335,000	$123,284,000

Cost of sales	74,557,000	75,965,000

Gross profit	35,778,000	47,319,000
Selling, general and administrative expenses	20,258,000	21,155,000

Operating income	15,520,000	26,164,000

Interest expense	(62,000)	(4,407,000)

Interest income	130,000	1,936,000

Income before income taxes	15,588,000	23,693,000
Provision for income taxes	5,464,000	8,374,000

Net income	$10,124,000	$15,319,000

Earnings per share:
Basic	$0.30	$0.55

Diluted	$0.30	$0.52

Dividends declared per share	$0.17	$0.15

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
	April 4, 2009	March 29, 2008

Net cash from operating activities	$6,634,000	$12,712,000

Cash flows from investing activities:

Additions to property, plant and equipment, net	(5,376,000)	(14,762,000)

Proceeds from sales of investments	1,416,000	56,919,000

Acquisition of business, net of cash received	—	489,000

Net cash from (used in) investing activities	(3,960,000)	42,646,000

Cash flows from financing activities:

Cash dividends paid	(5,750,000)	(4,171,000)

Purchase of treasury stock	(8,871,000)	(7,599,000)

Excess tax benefits from stock-based compensation	(22,000)	23,000

Proceeds from exercise of stock options	—	24,000

Cash used in financing activities	(14,643,000)	(11,723,000)

Effect of exchange rate changes on cash and cash equivalents	(682,000)	2,531,000

Net increase (decrease) in cash and cash equivalents	(12,651,000)	46,166,000

Cash and cash equivalents – Beginning of period	232,998,000	229,993,000

Cash and cash equivalents – End of period	$220,347,000	$276,159,000

Cash paid for income taxes	$2,391,000	$2,630,000

Cash paid for interest	—	—

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation:
The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2008 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2009.
On January 1, 2009, the Company adopted, as required, the provisions of Financial Accounting Standards Board Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement),” and Financial Accounting Standards Board Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” These Staff Positions were applied retrospectively to all periods presented in accordance with the provisions of FSP APB 14-1 and FSP EITF 03-6-1.
The adoption of FSP APB 14-1 was related to the Company’s previously outstanding 4% Contingent Convertible Senior Subordinated Notes and required the Company to separately account for the liability and equity components of that debt instrument in a manner that reflected the nonconvertible borrowing rate. This resulted in the bifurcation of a component of the debt, classification of that component in equity, and the accretion of the resulting discount as part of interest expense. The effective interest rate on the liability component under FSP APB 14-1 was determined to be 8.5 percent. The adoption of FSP APB 14-1 resulted in an increase in interest expense of $2.0 million, a decrease in provision for income taxes of $0.7 million, a decrease in net income of $1.3 million, and a decrease in basic earnings per share of $0.05 for the first quarter ended March 29, 2008. This adjustment was non-cash and had no effect on diluted earnings per share.
The adoption of FSP EITF 03-6-1 was related to certain of the Company’s equity incentive awards. These awards, which participate in dividends, change the calculation of basic earnings per share and diluted earnings per share under the two-class method of calculating earnings per share. The adoption of FSP EITF 03-6-1 resulted in a $0.01 decrease in both basic and diluted earnings per share for the first quarter ended March 29, 2008.
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	April 4, 2009	December 31, 2008

Cash and cash equivalents:
Money market and other short-term funds	$214,723,000	$221,604,000
Time deposits, other interest bearing accounts, and other cash	5,624,000	11,394,000

Cash and cash equivalents	$220,347,000	$232,998,000

(3) Inventories:

	April 4, 2009	December 31, 2008

Raw material	$46,759,000	$41,158,000
Work in process	27,112,000	24,852,000
Finished goods	41,191,000	31,738,000

	$115,062,000	$97,748,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income (loss), net of tax, was approximately $(2.8) million and $2.7 million, for the quarters ended April 4, 2009 and March 29, 2008, respectively, resulting in comprehensive income of $7.3 million and $18.0 million for the quarters ended April 4, 2009 and March 29, 2008, respectively.
(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	First Quarter Ended
		As adjusted
		(Note 1)
	April 4, 2009	March 29, 2008

Earnings per share — Basic
Net income	$10,124,000	$15,319,000
Less: Net earnings allocated to participating securities – Basic	(114,000)	(232,000)

Income available to common shareholders – Basic	$10,010,000	$15,087,000
Weighted average common shares outstanding – Basic	33,323,000	27,384,000

Earnings per share — Basic	$0.30	$0.55

Earnings per share — Diluted
Net income	$10,124,000	$15,319,000
Less: Net earnings allocated to participating securities — Diluted	(114,000)	(232,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	2,780,000

Income available to common shareholders — Diluted	$10,010,000	$17,867,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,323,000	27,384,000
Potential dilutive shares resulting from stock options	7,000	34,000
Dilutive shares resulting from Contingent Convertible Notes	—	6,859,000

Weighted average common shares outstanding — Diluted	33,330,000	34,277,000

Earnings per share — Diluted	$0.30	$0.52

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares. In the first quarter of 2009, options to purchase 396,750 shares at an average price of $43.79 per share were excluded. In the first quarter of 2008, options to purchase 25,500 shares at an average price of $50.56 were excluded. In the first quarter of

2008 the Company had outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) which were convertible into a total of 6,858,710 shares of Company common stock. The Notes were converted into Company common stock in the second and third quarters of 2008 and were not outstanding at any time during the first quarter of 2009.
As more fully described in Note 1, on January 1, 2009 the Company adopted the provisions of FSP APB 14-1 and FSP EITF 03-6-1. The retrospective application of FSP APB 14-1 resulted in a $0.05 decrease in basic earnings per share for the first quarter of 2008 due to a decrease in net income associated with the higher interest expense, net of tax, recorded on adoption. The higher interest expense is added back to net income for diluted earnings per share calculations and, therefore, the adoption of FSP APB 14-1 did not have an effect on previously reported diluted earnings per share. The retrospective application of FSP EITF 03-6-1, which required the Company to use the two-class method to calculate earnings per share, resulted in a $0.01 decrease in both basic and diluted earnings per share for the first quarter of 2008.
(6) Business Segment Information:
The Company has three reporting segments: Friction Control Products, Velocity Control Products, and Sealing Products. The Company’s remaining operating segments which do not meet the quantitative thresholds for separate disclosure are combined and disclosed as “Other.” Sales between reporting segments are not material.

	First Quarter Ended
	April 4, 2009	March 29, 2008

Net sales
Friction Control Products	$72,195,000	$74,109,000
Velocity Control Products	12,159,000	18,752,000
Sealing Products	10,572,000	11,501,000
Other	15,409,000	18,922,000

Total consolidated net sales	$110,335,000	$123,284,000

	First Quarter Ended
	April 4, 2009	March 29, 2008

Operating income
Friction Control Products	$12,482,000	$17,594,000
Velocity Control Products	2,176,000	5,592,000
Sealing Products	597,000	1,514,000
Other	756,000	2,133,000

Total segment operating income	16,011,000	26,833,000

Items not allocated to segment operating income	(491,000)	(669,000)

Interest expense	(62,000)	(4,407,000)
Interest income	130,000	1,936,000

Income before income taxes	$15,588,000	$23,693,000

(7) Long-term Debt:
In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023. During the second and third quarters of 2008, holders converted their Notes into a total of 6,858,683 shares of Company common stock, which were issued from treasury stock.
Interest expense on the Notes equaled $4.0 million for the first quarter of 2008, which included $2.0 million of interest expense associated with the retrospective application of FSP APB 14-1 (see Note 1). Note issuance costs of approximately $6.5 million were amortized over a five-year period ending in May 2008. Amortization of Note issuance costs was recorded as a component of interest expense and totaled $0.3 million during the first quarter of 2008. The $0.3 million includes the effect of the retrospective application of FSP APB 14-1 which attributed a portion of the amortization previously reported as interest expense to the equity component of the Notes.
The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The agreement provides for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility will be based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at April 4, 2009. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at April 4, 2009.
(8) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
The changes in the carrying amount of goodwill for the quarter ended April 4, 2009, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2009	$55,392,000	$43,200,000	$186,000	$43,646,000	$142,424,000
Effect of foreign currency exchange rate changes	280,000	—	—	—	280,000

Balance as of April 4, 2009	$55,672,000	$43,200,000	$186,000	$43,646,000	$142,704,000

Other intangible assets are summarized as follows:

	April 4, 2009		December 31, 2008
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$12,485,000	$28,194,000	$11,761,000
Patents and developed technology	6,434,000	3,130,000	6,427,000	3,004,000
Backlog	3,300,000	2,696,000	3,300,000	2,519,000
Distributor agreements	374,000	171,000	374,000	162,000
Product names	320,000	138,000	320,000	130,000
Trademarks	200,000	123,000	200,000	97,000

	$38,822,000	$18,743,000	$38,815,000	$17,673,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.4 years. Backlog is being amortized over three years.

		December 31,
	April 4, 2009	2008
	Carrying	Carrying
	Amount	Amount

Unamortized Intangible Assets
Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first quarter ended April 4, 2009		$1,070,000
For the first quarter ended March 29, 2008		$1,365,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2009		$4,317,000
For the year ending December 31, 2010		$3,574,000
For the year ending December 31, 2011		$2,263,000
For the year ending December 31, 2012		$1,981,000
For the year ending December 31, 2013		$1,713,000

(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
Pension Benefits	April 4, 2009	March 29, 2008

Service cost	$791,000	$671,000
Interest cost	1,712,000	1,571,000
Expected return on plan assets	(1,411,000)	(1,943,000)
Amortization of:
Unrecognized net prior service cost	3,000	7,000
Unrecognized net loss	1,265,000	1,000

Total	$2,360,000	$307,000

	First Quarter Ended
Postretirement Benefits	April 4, 2009	March 29, 2008

Service cost	$79,000	$73,000
Interest cost	172,000	164,000
Amortization of:
Unrecognized net prior service cost	(301,000)	(429,000)
Unrecognized net gain	(128,000)	(227,000)

Total	$(178,000)	$(419,000)

During 2008, the Company contributed $11.9 million to its qualified pension plans. The Company is required to contribute $2.2 million to its qualified pension plans in 2009, and reviews its funding strategy on an ongoing basis.
(10) Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first quarter of 2009 is as follows:

	First Quarter Ended
	April 4, 2009
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2009	391,580	$38.33
Granted	86,750	$25.43
Vested	(139,008)	$35.91
Canceled	(1,108)	$35.64

Outstanding at April 4, 2009	338,214	$36.02

Compensation expense related to restricted stock awards was $1.0 million and $1.1 million in the first quarter of 2009 and in the first quarter of 2008, respectively.

A summary of stock option information for the first quarter of 2009 is as follows:

	First Quarter Ended
	April 4, 2009
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2009	443,750	$41.87
Granted	99,500	$25.43

Outstanding at April 4, 2009	543,250	$38.86

Exercisable at April 4, 2009	160,100	$39.64

Weighted-Avg. Fair Value of Options Granted	$7.22

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at April 4, 2009	8.2
Exercisable at April 4, 2009	7.3
The exercise price of each fixed option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.3 million in the first quarter of 2009 and $0.2 million in the first quarter of 2008. The aggregate intrinsic value of options outstanding at April 4, 2009 was $0.6 million.
In the full year of 2008 a total of 142,485 shares of common stock were issued upon vesting of restricted stock awards and a total of 10,000 shares were issued upon exercise of stock options.
(11) Impact of Recently Issued Accounting Pronouncements:
In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These pronouncements were adopted, as required, effective January 1, 2009. The adoption of SFAS 141(R) and SFAS 160 had no effect on the Company as no business combinations were consummated in the first quarter 2009 and the Company has no noncontrolling interests.
As more fully described in Notes 1, 5, and 7, the Company adopted, as required, the provisions of FSP APB 14-1 and FSP EITF 03-6-1.

(12) Fair Value Measurement:
SFAS No. 157, “Fair Value Measurements” includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2009 and the basis for that measurement:

Fair Value Measurement at April 4, 2009 Using:
	Total	Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurement at	for Identical	Observable	Unobservable
	April 4, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Long-term investment	$3,554,000	—	—	$3,554,000
The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first quarter 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at December 31, 2008	$4,940,000
Redemptions – cash received	(1,416,000)
Gain on investment redemptions above book value included in interest income	2,000
Unrealized gain on investment recorded to accumulated other comprehensive income	28,000

Balance at April 4, 2009	$3,554,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of its investment in this fund using the NAV provided by the fund issuer as of April 4, 2009. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The ultimate timing of the liquidation of the investment and liquidation value of the investment will depend on market factors outside the control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) provide an array of proprietary, value-added products to a diverse customer base covering a broad spectrum of industries. This strategic diversification means that demand for the Company’s products depends, in part, upon a wide range of general economic conditions, which affect the Company’s markets in varying ways from quarter to quarter. The global recessionary conditions that impacted the economy during the second half of 2008 have continued during the first quarter of 2009, negatively impacting sales volumes at each of the Company’s businesses. The adverse macroeconomic conditions have resulted in customers acting with extreme caution. In addition, historically unfavorable credit markets have continued to adversely affect a number of customers’ demands for the Company’s products resulting in a decline in orders or requests for delayed delivery. These challenging economic conditions are expected to continue through at least a significant portion of 2009. Because of the Company’s diverse product offerings and markets served, the specific impact of these continuing economic conditions on the Company’s operating results is difficult to predict.
With respect to the wind energy market, while the near term has been impacted by issues associated with credit and financing availability, recent steps taken to repair the health of the financial markets should eventually improve visibility and end user confidence to proceed with previously planned projects. More importantly for the long term, recent actions and policy statements regarding a sustained, committed policy towards increasing renewable energy usage in the United States supports the confidence the Company has in its investment in this market.
Maintaining a strong balance sheet and financial flexibility remains a key strategy of the Company. At April 4, 2009, the Company’s current ratio was 8.0 to 1 and working capital totaled $364.8 million. The Company believes that its current cash and cash equivalent balance of $220.3 million at April 4, 2009, and future cash flows from operations, along with its borrowing capacity are adequate to fund the Company’s strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, the Company’s future performance will be impacted by general economic conditions, the strength or weakness of the manufacturing environment, the success of the Company’s efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing strategic acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and the Company’s 2008 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding the Company’s results of operations, its financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Sales during the first quarter of 2009 equaled $110.3 million, a decrease of 10.5 percent as compared to $123.3 million achieved during a strong first quarter of 2008. While sales to customers in the strategically important wind energy market increased 32.9 percent to $20.8 million in the first quarter of 2009, this growth was offset by declines in sales to other end markets, principally those serving general industrial customers. Also, during the 2009 first quarter, the Company’s businesses serving international markets, principally Europe, experienced declines similar to the declines experienced in the Company’s North American end markets in the later half of 2008.
Specifically, Kaydon’s Friction Control Products reporting segment achieved sales of $72.2 million during the first quarter of 2009 as compared with $74.1 million during the first quarter of 2008, a decrease of $1.9 million or 2.6 percent. Sales in the first quarter 2009 to the machinery market and through domestic and international industrial distribution were lower than sales to these markets in the first quarter of 2008. The declines in sales to these markets more than offset first quarter 2009 increases in sales to the wind energy, medical and military markets compared to the prior first quarter.

During the first quarter of 2009, the Company’s Velocity Control Products reporting segment sales were $12.2 million compared to $18.8 million in the first quarter of 2008, due to reduced demand in all regions and the adverse effects of exchange rate changes.
Sales of the Company’s Sealing Products reporting segment in the first quarter of 2009 were $10.6 million compared to $11.5 million in the first quarter of 2008, as lower volume was only partially offset by higher pricing.
Sales of the Company’s remaining businesses equaled $15.4 million during the first quarter of 2009 compared to $18.9 million in the 2008 first quarter, primarily due to lower demand for liquid filtration, air filtration, and metal alloy products.
Gross and operating margins in the first quarter of 2009 were 32.4 percent and 14.1 percent, respectively, and were negatively affected by increased depreciation, increased pension costs, and adverse changes in product mix, largely due to sales declines in higher margin industrial segments. Also, gross profit and operating earnings during the first quarter of 2009 were impacted by lower sales volumes and negative currency translation effects resulting from a stronger dollar.
Selling, general, and administrative expenses were $20.3 million or 18.4 percent of sales during the first quarter of 2009, compared to $21.2 million in the first quarter of 2008. Selling, general, and administrative expenses declined in the first quarter of 2009 compared to the prior first quarter primarily because of the preemptive steps taken by the Company last year to reduce costs as the global economy weakened.
The Company’s operating income was $15.5 million in the first quarter of 2009 compared to $26.2 million in the first quarter of 2008, as the lower gross profit more than offset the lower selling, general, and administrative expenses.
On a reporting segment basis, operating income from the Friction Control Products reporting segment during the first quarter of 2009 totaled $12.5 million compared to $17.6 million in the 2008 first quarter. Operating margins of this segment were affected by adverse changes in product mix, increased depreciation and pension costs and the unfavorable effects of exchange rate changes.
The Velocity Control Products reporting segment contributed $2.2 million to the Company’s operating income during the first quarter of 2009 as compared to $5.6 million during the comparable period last year. This decrease in operating income is due to the effects of a decline in sales and unfavorable trends in exchange rates.
The Sealing Products reporting segment contributed $0.6 million to the Company’s operating income during the first quarter of 2009 as compared to $1.5 million during the comparable period last year because of a decline in gross profit due to a decline in sales, adverse changes in product mix and higher pension costs.
The Company’s other businesses contributed $0.8 million to the Company’s operating income during the first quarter of 2009 as compared to $2.1 million during the comparable period last year. This decrease in operating income is due to lower sales, less favorable product mix, and higher pension costs.
During the first quarter of 2009, interest income totaled $0.1 million on average investment balances of $219.3 million. This compares to $1.9 million of interest income in last year’s first quarter when the Company earned approximately 3.4 percent on average investment balances of $288.8 million, and recorded a $0.5 million charge to recognize the loss in value of a previously disclosed restricted investment. The lower average investment balances resulted from the Company’s capital expenditure program, increased working capital, the continuation of the Company’s stock repurchase program and an increase in our dividend rate.
The reduction of $1.8 million in first quarter interest income compared to the prior first quarter was equivalent to $0.03 per share on a diluted basis. The Company’s investment balances continue to provide significant liquidity when liquidity is at a premium. The significantly lower interest earned by the Company in the first quarter reflects prevailing historically low interest rates on short term treasury securities.
The effective tax rate for the first quarter of 2009 was 35.1 percent which is expected to be the rate for all of 2009. The first quarter tax rate was favorably impacted by lower state taxes. The effective tax rate for the first quarter of 2008 was 35.3 percent.

Net income for the first quarter was $10.1 million, or $0.30 per share on a diluted basis as compared to adjusted first quarter 2008 net income of $15.3 million, or $0.52 per share on a diluted basis. First quarter 2008 results have been adjusted to reflect the required retrospective application of two Financial Accounting Standards Board Staff Positions which were effective January 1, 2009 and resulted in the recording of additional non-cash interest expense of $2.0 million, $1.3 million net of tax in the first quarter of 2008. These required adjustments reduced previously reported first quarter 2008 basic earnings per share by $0.06 and diluted earnings per share by $0.01.
Liquidity and Capital Resources
At April 4, 2009, the Company’s current ratio was 8.0 to 1 and working capital totaled $364.8 million, including $220.3 million of cash and cash equivalents. At December 31, 2008, the current ratio was 6.8 to 1 and working capital totaled $365.3 million, including cash and cash equivalents of $233.0 million.
Net cash from operating activities during the first quarter of 2009 equaled $6.6 million, compared to first quarter 2008 net cash from operating activities of $12.7 million. During the first quarter of 2009, the Company paid common stock dividends of $5.8 million, repurchased a total of 314,047 shares of Company common stock for $8.9 million and invested $5.4 million in net capital expenditures.
The Company has recorded in other assets a $3.6 million investment representing the Company’s position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. During the first quarter of 2009 the Company received distributions of $1.4 million from the fund at approximately book value.
Management expects that the Company’s planned capital requirements, which consist of capital expenditures, dividend payments and its stock repurchase program, will be financed by operations and existing cash balances. In addition, the Company’s revolving credit facility provides additional financial strength to support the Company’s objectives, including strategic acquisitions.
Outlook
The near term outlook for the domestic and international economies is uncertain. The deterioration in general business conditions has softened demand for the Company’s higher margin immediately shippable orders, or “book and ship” orders, to the Company’s general industrial distribution channels in North America and overseas. Backlog equaled $273.3 million at the end of the first quarter of 2009 compared to backlog of $319.9 million at the end of the first quarter of 2008. Expected operating cash flows, coupled with the Company’s current cash reserves and available credit under the Company’s $300.0 million revolving credit facility, will provide substantial resources to fund the Company’s ongoing business development efforts, which include internal and external growth initiatives, and selected stock repurchases.
Interest income continues to trend lower as market interest rates remain well below market interest rates of the prior year. The Company expects interest income to be negligible during 2009 compared to $4.9 million earned for the full year of 2008.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company’s critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the critical accounting policies previously disclosed in that report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to certain market risks, which exist as part of the Company’s ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 10 percent decrease in the weighted average interest rates earned by the Company would not have a material impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of the Company’s currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, the Company periodically enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.
ITEM 4. CONTROLS AND PROCEDURES.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
The risk factors discussed in “Part 1, Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, should be considered in conjunction with the other information set forth in this quarterly report on Form 10-Q, including the additional risk factor set forth below.
The condition of the financial markets may impact the timing and extent that wind energy market customers proceed with planned projects, and, if financial markets do not improve, or improve too slowly, the Company’s financial position and operating results may be adversely affected.
The Company has substantially completed a capacity expansion project to supply custom bearings to the wind energy market. In addition to the significant capital assets acquired, the Company currently has substantial accounts receivable and inventory balances related to certain wind energy customers. With respect to the wind energy market, while the near term has been impacted by issues associated with credit and financing availability, recent steps taken to repair the health of the financial markets should eventually improve visibility and end user confidence to proceed with previously planned projects. If, however, the financial markets do not improve, or they improve too slowly, the impact this may have on the Company’s customers may adversely affect the Company’s financial position and operating results. A bankruptcy filing by a significant wind energy customer may result in uncollectible accounts receivable and unusable inventory, as well as reduced utilization of our large diameter bearing manufacturing facilities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2009:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

January 1 to January 31	156,787	$26.11	156,787	3,186,443
February 1 to February 28	90,700	$34.61	90,700	3,095,743
March 1 to April 4	66,560	$24.61	66,560	3,029,183

Total	314,047	$28.25	314,047	3,029,183

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Eleventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective March 29, 2009

10.2*	Employment Continuation, Consulting and Non-Compete Agreement between Kaydon Corporation and Kenneth W. Crawford dated January 27, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed January 29, 2009 and incorporated herein by reference)

10.3*	Amended and Restated Executive Management Bonus Program effective February 19, 2009 (updated) (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
May 6, 2009	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

May 6, 2009	/s/ Kenneth W. Crawford
Kenneth W. Crawford
Senior Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Eleventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective March 29, 2009

10.2*	Employment Continuation, Consulting and Non-Compete Agreement between Kaydon Corporation and Kenneth W. Crawford dated January 27, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed January 29, 2009 and incorporated herein by reference)

10.3*	Amended and Restated Executive Management Bonus Program effective February 19, 2009 (updated) (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.