Form 10-Q
period 2009-07-04
KAYDON CORP
filed 2009-08-05
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended July 4, 2009	Commission File No. 1-11333
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3186040 (I.R.S. Employer Identification No.)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan (Address of principal executive offices)	48108 (Zip Code)
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
Yes ☐      No ☑
Common Stock Outstanding at August 3, 2009 – 33,226,077 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 4, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$210,667,000	$232,998,000
Accounts receivable, net	65,442,000	78,918,000
Inventories, net	114,739,000	97,748,000
Other current assets	16,507,000	18,395,000

Total current assets	407,355,000	428,059,000

Property, plant and equipment, net	182,421,000	185,642,000
Goodwill, net	144,324,000	142,424,000
Other intangible assets, net	23,645,000	25,746,000
Other assets	5,703,000	7,911,000

Total assets	$763,448,000	$789,782,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$19,796,000	$35,080,000
Salaries and wages	5,304,000	8,302,000
Taxes payable	4,635,000	2,843,000
Other accrued expenses	16,179,000	16,537,000

Total current liabilities	45,914,000	62,762,000

Long-term postretirement and postemployment benefit obligations	39,660,000	53,478,000
Other long-term liabilities	883,000	912,000

Total long-term liabilities	40,543,000	54,390,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	673,298,000	668,937,000

Total shareholders’ equity	676,991,000	672,630,000

Total liabilities and shareholders’ equity	$763,448,000	$789,782,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Second Quarter Ended		First Half Ended
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$98,318,000	$139,905,000	$208,653,000	$263,189,000
Cost of sales	65,966,000	85,734,000	140,523,000	161,699,000

Gross profit	32,352,000	54,171,000	68,130,000	101,490,000
Selling, general and administrative expenses	19,124,000	22,033,000	39,382,000	43,188,000

Operating income	13,228,000	32,138,000	28,748,000	58,302,000

Interest expense	(61,000)	(3,502,000)	(123,000)	(7,909,000)

Interest income	109,000	1,742,000	239,000	3,678,000

Income before income taxes	13,276,000	30,378,000	28,864,000	54,071,000
Provision for income taxes	4,917,000	10,746,000	10,381,000	19,120,000

Net income	$8,359,000	$19,632,000	$18,483,000	$34,951,000

Earnings per share:
Basic	$0.25	$0.71	$0.55	$1.26

Diluted	$0.25	$0.63	$0.55	$1.15

Dividends declared per share	$0.17	$0.15	$0.34	$0.30

     See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 4, 2009	June 28, 2008

Cash flows from operating activities:

Net income	$18,483,000	$34,951,000

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,575,000	7,604,000
Amortization of intangible assets	2,140,000	2,731,000
Amortization of stock awards	2,070,000	2,227,000
Stock option compensation expense	692,000	590,000
Excess tax benefits from stock-based compensation	43,000	83,000
Deferred financing fees	124,000	666,000
Net change in receivables, inventories and trade payables	(17,769,000)	(31,130,000)
Contributions to qualified pension plans	(14,846,000)	—
Net change in other assets and liabilities	2,268,000	8,210,000

Net cash from operating activities	2,780,000	25,932,000

Cash flows from investing activities:
Additions to property, plant and equipment, net	(7,589,000)	(29,908,000)
Proceeds from sales of investments	1,893,000	60,016,000
Acquisition of business, net of cash received	—	489,000

Net cash from (used in) investing activities	(5,696,000)	30,597,000

Cash flows from financing activities:
Cash dividends paid	(11,457,000)	(8,337,000)
Purchase of treasury stock	(8,871,000)	(12,082,000)
Excess tax benefits from stock-based compensation	(43,000)	(83,000)
Proceeds from exercise of stock options	—	163,000

Cash used in financing activities	(20,371,000)	(20,339,000)

Effect of exchange rate changes on cash and cash equivalents	956,000	2,320,000

Net increase (decrease) in cash and cash equivalents	(22,331,000)	38,510,000

Cash and cash equivalents – Beginning of period	232,998,000	229,993,000

Cash and cash equivalents – End of period	$210,667,000	$268,503,000

Cash paid for income taxes	$6,918,000	$14,078,000

Cash paid for interest	—	$4,000,000

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
The adoption of FSP APB 14-1 was related to the Company’s previously outstanding 4% Contingent Convertible Senior Subordinated Notes and required the Company to separately account for the liability and equity components of that debt instrument in a manner that reflected the nonconvertible borrowing rate. This resulted in the bifurcation of a component of the debt, classification of that component in equity, and the accretion of the resulting discount as part of interest expense. The effective interest rate on the liability component under FSP APB 14-1 was determined to be 8.5 percent. The adoption of FSP APB 14-1 resulted in an increase in interest expense of $1.1 million, a decrease in provision for income taxes of $0.4 million, a decrease in net income of $0.7 million, and a decrease in basic earnings per share of $0.03 for the second quarter ended June 28, 2008. The adoption of FSP APB 14-1 resulted in an increase in interest expense of $3.1 million, a decrease in provision for income taxes of $1.1 million, a decrease in net income of $2.0 million, and a decrease in basic earnings per share of $0.07 for the first half ended June 28, 2008. These adjustments were non-cash and had no effect on diluted earnings per share.
The adoption of FSP EITF 03-6-1 was related to certain of the Company’s equity incentive awards. These awards, which participate in dividends, change the calculation of basic earnings per share and diluted earnings per share under the two-class method of calculating earnings per share. The adoption of FSP EITF 03-6-1 resulted in a $0.01 decrease in both basic and diluted earnings per share for the second quarter ended June 28, 2008, and in a $0.02 decrease in basic earnings per share and a $0.01 decrease in diluted earnings per share for the first half ended June 28, 2008.
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	July 4, 2009	December 31, 2008

Cash and cash equivalents:
Money market and other short-term funds	$203,093,000	$221,604,000
Time deposits, other interest bearing accounts, and other cash	7,574,000	11,394,000

Cash and cash equivalents	$210,667,000	$232,998,000

(3) Inventories:

	July 4, 2009	December 31, 2008

Raw material	$41,140,000	$41,158,000
Work in process	27,093,000	24,852,000
Finished goods	46,506,000	31,738,000

	$114,739,000	$97,748,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income (loss), net of tax, was approximately $6.2 million and $(3.1) million, for the quarters ended July 4, 2009 and June 28, 2008, respectively, resulting in comprehensive income of $14.6 million and $16.5 million for the quarters ended July 4, 2009 and June 28, 2008, respectively. Other comprehensive income (loss), net of tax, was approximately $3.4 million and $(0.5) million, for the first half ended July 4, 2009 and June 28, 2008, respectively, resulting in comprehensive income of $21.9 million and $34.5 million for the first half ended July 4, 2009 and June 28, 2008, respectively.
(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Second Quarter Ended
		As adjusted
		(Note 1)
	July 4, 2009	June 28, 2008

Earnings per share — Basic
Net income	$8,359,000	$19,632,000
Less: Net earnings allocated to participating securities — Basic	(89,000)	(280,000)

Income available to common shareholders — Basic	$8,270,000	$19,352,000
Weighted average common shares outstanding — Basic	33,225,000	27,291,000

Earnings per share — Basic	$0.25	$0.71

Earnings per share — Diluted
Net income	$8,359,000	$19,632,000
Less: Net earnings allocated to participating securities — Diluted	(89,000)	(261,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	2,201,000

Income available to common shareholders — Diluted	$8,270,000	$21,572,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,225,000	27,291,000
Potential dilutive shares resulting from stock options	13,000	40,000
Dilutive shares resulting from Contingent Convertible Notes	—	6,841,000

Weighted average common shares outstanding — Diluted	33,238,000	34,172,000

Earnings per share — Diluted	$0.25	$0.63

	First Half Ended
		As adjusted
		(Note 1)
	July 4, 2009	June 28, 2008

Earnings per share — Basic
Net income	$18,483,000	$34,951,000
Less: Net earnings allocated to participating securities — Basic	(211,000)	(535,000)

Income available to common shareholders — Basic	$18,272,000	$34,416,000
Weighted average common shares outstanding — Basic	33,274,000	27,338,000

Earnings per share — Basic	$0.55	$1.26

Earnings per share — Diluted
Net income	$18,483,000	$34,951,000
Less: Net earnings allocated to participating securities — Diluted	(211,000)	(515,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	4,981,000

Income available to common shareholders — Diluted	$18,272,000	$39,417,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,274,000	27,338,000
Potential dilutive shares resulting from stock options	13,000	41,000
Dilutive shares resulting from Contingent Convertible Notes	—	6,850,000

Weighted average common shares outstanding — Diluted	33,287,000	34,229,000

Earnings per share — Diluted	$0.55	$1.15

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares. In the second quarter of 2009, options to purchase 406,500 shares at an average price of $43.29 per share were excluded. In the second quarter of 2008, options to purchase 5,000 shares at an average price of $55.30 were excluded. In the first half of 2009, options to purchase 406,500 shares at an average price of $43.29 per share were excluded. In the first half of 2008, options to purchase 36,000 shares at an average price of $52.76 per share were excluded. At the end of the second quarter of 2008 the Company had outstanding $188.5 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”) which were convertible into a total of 6,464,335 shares of Company common stock. The $188.5 million of Notes were converted into Company common stock in the third quarter of 2008 and were not outstanding at any time during the first half of 2009.
As more fully described in Note 1, on January 1, 2009 the Company adopted the provisions of FSP APB 14-1 and FSP EITF 03-6-1. The retrospective application of FSP APB 14-1 resulted in a decrease in basic earnings per share of $0.03 and $0.07 for the second quarter and first half of 2008, respectively, due to a decrease in net income associated with the higher interest expense, net of tax, recorded on adoption. The higher interest expense is added back to net income for diluted earnings per share calculations and, therefore, the adoption of FSP APB 14-1 did not have an effect on previously reported diluted earnings per share. The retrospective application of FSP EITF 03-6-1, which required the Company to use the two-class method to calculate earnings per share, resulted in a $0.01 decrease in both basic and diluted earnings per share for the second quarter of 2008, and in a $0.02 decrease in basic earnings per share and a $0.01 decrease in diluted earnings per share for the first half ended June 28, 2008.

(6) Business Segment Information:
The Company has three reporting segments: Friction Control Products, Velocity Control Products, and Sealing Products. The Company’s remaining operating segments which do not meet the quantitative thresholds for separate disclosure are combined and disclosed as “Other.” Sales between reporting segments are not material.

	Second Quarter Ended		First Half Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales
Friction Control Products	$64,220,000	$86,795,000	$136,415,000	$160,904,000
Velocity Control Products	10,241,000	19,966,000	22,400,000	38,718,000
Sealing Products	9,591,000	11,724,000	20,163,000	23,225,000
Other	14,266,000	21,420,000	29,675,000	40,342,000

Total consolidated net sales	$98,318,000	$139,905,000	$208,653,000	$263,189,000

	Second Quarter Ended		First Half Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Operating income
Friction Control Products	$9,759,000	$22,105,000	$22,241,000	$39,699,000
Velocity Control Products	891,000	6,089,000	3,067,000	11,681,000
Sealing Products	767,000	1,527,000	1,364,000	3,041,000
Other	1,119,000	3,327,000	1,875,000	5,460,000

Total segment operating income	12,536,000	33,048,000	28,547,000	59,881,000

Items not allocated to segment operating income	692,000	(910,000)	201,000	(1,579,000)

Interest expense	(61,000)	(3,502,000)	(123,000)	(7,909,000)
Interest income	109,000	1,742,000	239,000	3,678,000

Income before income taxes	$13,276,000	$30,378,000	$28,864,000	$54,071,000

(7) Long-term Debt:
In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). During the second and third quarters of 2008, holders converted all of the Notes into a total of 6,858,683 shares of Company common stock, which were issued from treasury stock.
Interest expense on the Notes equaled $3.2 million for the second quarter of 2008 and $7.2 million for the first half of 2008, and included $1.1 million and $3.1 million of interest expense associated with the retrospective application of FSP APB 14-1 (see Note 1) for the second quarter and first half ended June 28, 2008, respectively. Note issuance costs of approximately $6.5 million were amortized over a five-year period ending in May 2008. Amortization of Note issuance costs was recorded as a component of interest expense and totaled $0.2 million during the second quarter of 2008 and $0.5 million for the first half of 2008. These amounts include the effect of the retrospective application of FSP APB 14-1 which attributed a portion of the amortization previously reported as interest expense to the equity component of the Notes.
The Company has entered into an agreement for its senior credit facility with a syndicate of lenders. The agreement provides for a $300.0 million senior unsecured revolving credit facility maturing on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. The Company is in compliance with all restrictive covenants contained in the revolving credit facility at July 4, 2009. After consideration of the facility’s covenants and $4.9 million of letters of credit issued under the facility, the Company has available credit under its revolving credit facility of $295.1 million at July 4, 2009.

(8) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
The changes in the carrying amount of goodwill for the first half ended July 4, 2009, were as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2009	$55,392,000	$43,200,000	$186,000	$43,646,000	$142,424,000
Effect of foreign currency exchange rate changes	280,000	—	—	—	280,000

Balance as of April 4, 2009	$55,672,000	$43,200,000	$186,000	$43,646,000	$142,704,000
Effect of foreign currency exchange rate changes	1,620,000	—	—	—	1,620,000

Balance as of July 4, 2009	$57,292,000	$43,200,000	$186,000	$43,646,000	$144,324,000

Other intangible assets are summarized as follows:

	July 4, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$13,213,000	$28,194,000	$11,761,000
Patents and developed technology	6,466,000	3,255,000	6,427,000	3,004,000
Backlog	3,300,000	2,871,000	3,300,000	2,519,000
Distributor agreements	374,000	180,000	374,000	162,000
Product names	320,000	146,000	320,000	130,000
Trademarks	200,000	148,000	200,000	97,000

	$38,854,000	$19,813,000	$38,815,000	$17,673,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.4 years. Backlog is being amortized over three years.

	July 4, 2009	December 31, 2008
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first half ended July 4, 2009		$2,140,000
For the first half ended June 28, 2008		$2,731,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2009	$4,317,000
For the year ending December 31, 2010	$3,574,000
For the year ending December 31, 2011	$2,263,000
For the year ending December 31, 2012	$1,981,000
For the year ending December 31, 2013	$1,713,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Second Quarter Ended		First Half Ended
Pension Benefits	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$792,000	$836,000	$1,583,000	$1,507,000
Interest cost	1,712,000	1,855,000	3,424,000	3,426,000
Expected return on plan assets	(1,497,000)	(2,269,000)	(2,908,000)	(4,212,000)
Amortization of:
Unrecognized net prior service cost	3,000	7,000	6,000	14,000
Unrecognized net loss	1,265,000	1,000	2,530,000	2,000

Total	$2,275,000	$430,000	$4,635,000	$737,000

	Second Quarter Ended		First Half Ended
Postretirement Benefits	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$122,000	$73,000	$201,000	$146,000
Interest cost	204,000	164,000	376,000	328,000
Amortization of:
Unrecognized net prior service cost	(266,000)	(430,000)	(567,000)	(859,000)
Unrecognized net gain	(129,000)	(227,000)	(257,000)	(454,000)
Curtailment gain	(910,000)	—	(910,000)	—

Total	$(979,000)	$(420,000)	$(1,157,000)	$(839,000)

During the second quarter of 2009, the Company contributed $14.8 million to its qualified pension plans, which was $14.1 million in excess of the required contribution. The Company does not expect to make additional contributions during the current fiscal year, and reviews its pension plan funding strategy on an ongoing basis. The Company did not contribute to its qualified pension plans in the first half of 2008, but the Company contributed $11.9 million to its qualified pension plans in the second half of 2008.
In the second quarter of 2009, the Company made changes to its postretirement benefit plans which resulted in the recording of a curtailment gain totaling $0.9 million, which was recorded as a reduction to selling, general and administrative expenses.

(10) Stock-Based Compensation:
A summary of restricted stock award activity pursuant to the Company’s equity incentive plans for the first half of 2009 is as follows:

	First Half Ended
	July 4, 2009
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2009	391,580	$38.33
Granted	86,750	$25.43
Vested	(139,008)	$35.91
Canceled	(1,108)	$35.64

Outstanding at April 4, 2009	338,214	$36.02
Granted	6,000	$32.69
Canceled	(511)	$33.17

Outstanding at July 4, 2009	343,703	$35.97

Compensation expense related to restricted stock awards was $1.0 million and $2.1 million in the second quarter and first half of 2009, respectively. Compensation expense related to restricted stock awards was $1.1 million and $2.2 million in second quarter and first half of 2008, respectively.
A summary of stock option activity for the first half of 2009 is as follows:

	First Half Ended
	July 4, 2009
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2009	443,750	$41.87
Granted	99,500	$25.43

Outstanding at April 4, 2009	543,250	$38.86
Granted	21,000	$32.69
Canceled	(13,500)	$38.24

Outstanding at July 4, 2009	550,750	$38.64

Exercisable at July 4, 2009	184,000	$41.17

Weighted-Avg. Fair Value of Options Granted	$7.66

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at July 4, 2009	8.0
Exercisable at July 4, 2009	7.4
The exercise price of each fixed stock option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.4 million and $0.7 million in the second quarter and first half of 2009, respectively. Compensation expense related to fixed stock options was $0.4 million and $0.6 million in the second quarter and first half of 2008, respectively. The aggregate intrinsic value of options outstanding at July 4, 2009 was $0.9 million.
In the full year of 2008 a total of 142,485 shares of common stock were issued upon vesting of restricted stock awards and a total of 10,000 shares were issued upon exercise of stock options.

(11) Impact of Recently Issued Accounting Pronouncements:
In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These pronouncements were adopted, as required, effective January 1, 2009. The adoption of SFAS 141(R) and SFAS 160 had no effect on the Company as no business combinations were consummated in the first half of 2009 and the Company has no noncontrolling interests.
As more fully described in Notes 1, 5, and 7, the Company adopted, as required, the provisions of FSP APB 14-1 and FSP EITF 03-6-1 on January 1, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which became effective for the Company beginning with the second quarter of 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through August 5, 2009, the date that the financial statements are being issued. Except for the curtailment of certain postretirement benefits communicated to participants on August 4, 2009, which are estimated to result in gains of not less than $4.5 million in the third quarter of 2009, the Company did not identify any other subsequent events requiring disclosure pursuant to the provisions of SFAS No. 165.
(12) Fair Value Measurement:
SFAS 157, “Fair Value Measurements” includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2009 and the basis for that measurement:

Fair Value Measurement at July 4, 2009 Using:
	Total	Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurement at	for Identical	Observable	Unobservable
	July 4, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Long-term investment	$3,244,000	—	—	$3,244,000

The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first half of 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at January 1, 2009	$4,940,000
Redemptions – cash received	(1,416,000)
Gain on investment redemptions above book value included in interest income	2,000
Unrealized gain on investment recorded to accumulated other comprehensive income	28,000

Balance at April 4, 2009	$3,554,000
Redemptions – cash received	(477,000)
Gain on investment redemptions above book value included in interest income	19,000
Unrealized gain on investment recorded to accumulated other comprehensive income	148,000

Balance at July 4, 2009	$3,244,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of its investment in this fund using the NAV provided by the fund issuer as of July 4, 2009. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The ultimate timing of the liquidation of the investment and liquidation value of the investment will depend on market factors outside the control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom-engineered, performance-critical products, supplying a broad and diverse group of alternative-energy, industrial, aerospace, medical and electronic equipment and aftermarket customers. This diversification means that demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter. The global recessionary conditions that impacted the economy during the second half of 2008 continued during the first half of 2009, reducing demand for our products and resulting in sales volume declines in each of our businesses. The adverse macroeconomic conditions have resulted in customers acting with caution. In addition, historically unfavorable credit markets continue to adversely affect end-user capital project spending and the associated customer demand for our products, resulting in a decline in orders and requests for deferred delivery.
While worldwide business conditions remain very challenging, we have seen preliminary indications that economic conditions are stabilizing, albeit at cyclically low levels. We believe these challenging economic conditions will likely continue through the remainder of 2009, which will continue to negatively impact end-user spending and our customers’ demand for our products. Because of our diverse product offerings and served markets, as well as the general uncertainty as to the timing and nature of any economic recovery, the specific impact of these continuing economic conditions on our operating results is difficult to predict.
With respect to the wind energy market, the near term has been impacted by issues associated with end-users’ access to credit and financing which has contributed to certain of our customers deferring receipt of ordered goods, resulting in an increase in our finished goods inventory in the first fiscal half of 2009. Recent steps taken to repair the health of the financial markets should eventually improve visibility and end-user confidence to proceed with previously planned projects. More importantly for the long term, recent actions and policy statements regarding a sustained, committed policy towards increasing renewable energy usage in the United States supports the confidence we have in our investment in this market.
Maintaining a strong balance sheet and financial flexibility remains one of our key strategies. At July 4, 2009, our current ratio was 8.9 to 1 and working capital totaled $361.4 million. We believe that our current cash and cash equivalent balance of $210.7 million at July 4, 2009, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, our future performance will be impacted by general economic conditions, the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the utilization of current liquidity levels in completing acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and our 2008 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding our results of operations, our financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
Second Fiscal Quarter Results
Sales during the second fiscal quarter of 2009 equaled $98.3 million, a decrease of 29.7 percent as compared to $139.9 million achieved during a strong second fiscal quarter of 2008, with lower year-over-year sales in each of our reportable segments. While sales to customers in the strategically important wind energy market increased 3.0 percent to $19.8 million in the second fiscal quarter of 2009, this growth was offset by declines in sales of $42.2 million across the rest of our end markets, especially industrial markets, as a result of the global economic recession. From a regional perspective, our businesses serving international markets, principally Europe, continued to experience declines during the second fiscal quarter of 2009 that were similar to the decreases experienced in our domestic end markets in the latter half of fiscal 2008 and in the first fiscal half of 2009.
Specifically, sales in our Friction Control Products reporting segment were $64.2 million during the second fiscal quarter of 2009 as compared with $86.8 million during the second fiscal quarter of 2008, a decrease of $22.6 million or 26.0 percent. Excluding an increase in sales to wind energy customers of $0.6 million, sales in the second fiscal quarter of 2009 decreased by $23.2 million compared to the second fiscal quarter of 2008. This decrease was attributable to sales volume declines of $22.4 million and the adverse effect of exchange rate changes of $1.8 million, which were only partially offset by a $1.0 million positive effect from increased pricing. The sales volume declines primarily reflect weak business conditions in industrial markets due to the global economic recession and a decrease in sales to the defense market, largely attributable to timing, as the prior year’s sales supporting certain military programs have not thus far been replaced by sales supporting this year’s programs.
The wind energy market in the near term continues to be impacted by issues in the general economy as well as credit availability. Recent steps taken by the government to improve these issues through the stimulus package should eventually increase demand for our products in the United States. We do not believe that industrial markets show clear signs of impending improvement; however, it appears these markets began to stabilize in the second quarter of 2009, albeit at cyclically low levels. Additionally, recent awards for certain defense programs have resulted in customer orders for delivery in the second half of 2009 with the potential for additional orders as these programs continue to ramp up.
In the second fiscal quarter of 2009, sales in our Velocity Control Products reporting segment were $10.2 million compared to $20.0 million in the second fiscal quarter of 2008. The decrease of $9.8 million was attributable to volume declines of $7.9 million caused by reduced domestic and international economic demand, especially in industrial markets, and the adverse effects of exchange rate changes of $1.9 million. This reportable segment is highly correlated with the level of industrial activity in its served markets and is tied to distributor stocking levels. Thus, sales volumes dropped quickly and significantly when the economic crisis occurred and spread globally. After prior downturns, when distributors began restocking to meaningful levels, this business was one of the first to benefit.
Sales in our Sealing Products reporting segment in the second fiscal quarter of 2009 were $9.6 million compared to $11.7 million in the second fiscal quarter of 2008. The $2.1 million sales decline was attributable to decreased volume of $2.3 million that was only partially offset by a $0.2 million effect of price increases. The volume decline was attributable to weak industrial markets and delayed capital projects that caused our customers to defer the receipt of our product. While we do not believe the markets served by this segment show clear signs of impending improvement, it appears as though these markets began to stabilize in the second quarter of 2009.
Sales in our remaining businesses equaled $14.3 million during the second fiscal quarter of 2009 compared to $21.4 million in the second fiscal quarter of 2008. The $7.1 million sales decline was principally due to the global economic recession which resulted in decreased demand for liquid filtration, air filtration, and metal alloy products totaling $2.2 million, $1.8 million, and $2.6 million, respectively. We expect these markets to continue at these decreased demand levels for the remainder of 2009.
Gross margin in the second fiscal quarter of 2009 was 32.9 percent compared with 38.7 percent in the second fiscal quarter of 2008. The year-over-year decrease of 5.8 points is attributable to decreased sales volume and lost absorption in our plants as we produced below optimal capacity levels of 4.5 points, and adverse changes in product mix, largely caused by sales declines in higher margin industrial segments of 0.9 points, with the remaining net 0.4 points due to increased depreciation primarily associated with our wind energy capacity expansion and increased pension costs, that were partially offset by other net cost reductions. We anticipate that we will continue to experience sales weakness in our higher margin markets until industrial markets recover. Gross profit declined by $21.8 million on a year-over-year basis from 2008 to 2009. In addition to the decrease in gross margins, on a year-over-year basis second fiscal quarter gross profit was also impacted by decreased sales volumes and the unfavorable effects of exchange rate changes resulting from a stronger dollar.
Selling, general and administrative expenses were $19.1 million, or 19.5 percent of sales, in the second fiscal quarter of 2009, compared to $22.0 million, or 15.7 percent of sales, in the second fiscal quarter of 2008. Selling, general and administrative expenses declined in the second fiscal quarter of 2009 compared to the prior second fiscal quarter primarily because of the preemptive and continuing steps we have taken to reduce compensation and discretionary costs in light of weak global markets. Selling, general and administrative expenses included approximately $1 million of one-time expenses associated with layoffs and severance in the second fiscal quarter of 2009. Also, we realized the benefit of changes to our postretirement benefit plans totaling approximately $1 million in the second fiscal quarter of 2009. Additional changes to our postretirement benefit plans in the third quarter of 2009, are estimated to result in curtailment gains of not less than $4.5 million in that period.
Our operating income was $13.2 million in the second fiscal quarter of 2009 compared to $32.1 million in the second fiscal quarter of 2008, as the decrease in gross profit more than offset declines in selling, general and administrative expenses.
On a reporting segment basis, operating income from our Friction Control Products reporting segment during the second fiscal quarter of 2009 was $9.8 million compared to $22.1 million in the second fiscal quarter of 2008. The $12.3 million decrease was principally attributable to the effect of the lower sales volume mentioned above. In addition, a $0.4 million adverse effect of changes in product mix resulting from lower year-over-year sales to higher margin industrial markets and net higher costs of $2.6 million, were fully offset by a $2.7 million benefit from increased pricing and a $0.3 million favorable effect of exchange rate changes. The higher costs include increased depreciation associated with our investment in capacity to support the wind energy growth initiative, increased pension expense, and $0.7 million of severance and redundancy costs incurred in the second fiscal quarter of 2009. We expect the unfavorable impact of product mix resulting from weak industrial markets and the increased depreciation and pension expense to continue for the remainder of 2009.
The Velocity Control Products reporting segment contributed $0.9 million to our operating income during the second fiscal quarter of 2009 as compared to $6.1 million during the comparable period last year. This decrease in operating income was principally due to the effects of the decline in sales volume mentioned above.
The Sealing Products reporting segment contributed $0.8 million to our operating income during the second fiscal quarter of 2009 as compared to $1.5 million during the comparable period last year. The $0.7 million decrease is attributable to the effect of lower sales volume of $1.0 million and the impact of adverse changes in product mix associated with proportionately lower sales of higher margin industrial seals of $0.4 million that were partially offset by a $0.2 million benefit from increased pricing and net cost reductions of $0.5 million.
Our other businesses contributed $1.1 million to our operating income during the second fiscal quarter of 2009 as compared to $3.3 million during the comparable period last year. This decrease in operating income was due to the adverse impact of the sales volume decreases mentioned above.
During the second fiscal quarter of 2009, interest income totaled $0.1 million on average investment balances of $213.4 million at an average rate of approximately 0.2 percent. This compares to $1.7 million of interest income in last year’s second fiscal quarter when we earned approximately 2.4 percent on average investment balances of $282.0 million. The lower average investment balances resulted from investments in our capital expenditure program, increased working capital, contributions to our qualified pension plans, the use of cash for our stock repurchase program, and an increase in our dividend rate. The significantly lower interest earned in the second fiscal quarter of 2009 reflects prevailing historically low interest rates on short term treasury securities. While we are earning modest interest income, our investments provide increased security and significant liquidity when liquidity is at a premium. We expect that interest income in the third fiscal quarter of 2009 will be consistent with the second fiscal quarter of 2009.
The effective tax rate for the second fiscal quarter of 2009 was 37.0 percent. The full year 2009 effective tax rate is expected to be approximately 36 percent. The second fiscal quarter of 2009 tax rate was higher than the prior second quarter because certain tax deductions were unavailable due to the effect of our additional $14.1 million pension contribution in the second quarter of 2009 on taxable income. The effective tax rate for the second quarter of 2008 was 35.4 percent.
Net income for the second fiscal quarter of 2009 was $8.4 million or $0.25 per share on a diluted basis as compared to the adjusted net income for the second fiscal quarter of 2008 of $19.6 million, or $0.63 per share on a diluted basis. Second fiscal quarter 2008 results have been adjusted to reflect the required retrospective application of two Financial Accounting Standards Board Staff Positions which were effective January 1, 2009, resulting in the recording of additional non-cash interest expense of $1.1 million, $0.7 million net of tax, in the second quarter of 2008. These required adjustments reduced previously reported second fiscal quarter 2008 basic earnings per share by $0.04 and diluted earnings per share by $0.01.

First Fiscal Half Results
Sales during the first fiscal half of 2009 equaled $208.7 million, a decrease of $54.5 million or 20.7 percent as compared to $263.2 million in the first fiscal half of 2008. While sales to customers in the strategically important wind energy market increased 16.3 percent to $40.6 million in the first fiscal half of 2009, this growth was offset by declines in sales to other end markets, especially industrial markets, of $60.2 million, as a result of the global economic recession. From a regional perspective, our businesses serving international markets, principally Europe, experienced declines during the first fiscal half of 2009 that were similar to the declines experienced in our domestic end markets in the later half of 2008 and first half of 2009.
Specifically, sales in our Friction Control Products reporting segment were $136.4 million during the first fiscal half of 2009 as compared with $160.9 million during the first fiscal half of 2008, a decrease of $24.5 million or 15.2 percent. Excluding volume and pricing gains to wind energy customers of $5.7 million, sales to all other markets in the first fiscal half of 2009 decreased by $30.2 million from the comparable period last year. This decline was due to volume declines of $27.6 million and the adverse effects of exchange rate changes of $4.5 million, which were only partially offset by a $1.9 million effect of increased pricing. The volume declines were attributable to weak industrial markets and a decrease in sales to the defense market, largely due to timing as the prior year’s sales supporting certain military programs have not thus far been replaced by sales supporting this year’s programs.
During the first fiscal half of 2009, sales in our Velocity Control Products reporting segment were $22.4 million compared to $38.7 million in the first fiscal half of 2008. The decrease of $16.3 million was due to reduced volumes of $12.7 million caused by decreased demand in domestic and international markets, especially industrial markets, and the adverse effects of exchange rate changes of $3.6 million.
Sales in our Sealing Products reporting segment in the first fiscal half of 2009 were $20.2 million compared to $23.2 million in the first fiscal half of 2008, as decreased volume associated with the global economic recession of $3.7 million was only partially offset by a $0.7 million increase resulting from higher pricing.
Sales in our remaining businesses equaled $29.7 million during the first fiscal half of 2009 compared to $40.3 million in the first fiscal half of 2008. The $10.6 million sales decline was principally due to the global economic recession which resulted in decreased demand for liquid filtration, air filtration, and metal alloy products, totaling $4.0 million, $2.3 million, and $4.1 million, respectively.
Gross margin in the first fiscal half of 2009 was 32.7 percent compared with 38.6 percent in the first fiscal half of 2008. The year-over-year decrease of 5.9 points is attributable to decreased sales volume and lost absorption in our plants as we produced below optimal capacity levels of 2.8 points, and adverse changes in product mix, largely due to sales declines in higher margin industrial segments of 1.1 points, with the remaining 2.0 points due principally to increased depreciation primarily associated with our wind energy capacity expansion and increased pension costs. Gross profit declined by $33.4 million on a period-over-period basis from 2008 to 2009. In addition to the decrease in gross margins, on a year-over-year basis first fiscal half gross profit was also impacted by decreased sales volumes and the unfavorable effects of exchange rate changes resulting from a stronger dollar.
Selling, general and administrative expenses were $39.4 million, or 18.9 percent of sales, in the first fiscal half of 2009, compared to $43.2 million, or 16.4 percent of sales in the first fiscal half of 2008. Selling, general and administrative expenses declined in the first fiscal half of 2009 compared to the prior first fiscal half primarily because of the preemptive and continuing steps we have taken to reduce compensation and discretionary costs in light of weak global markets. Selling, general and administrative expenses included approximately $1 million of one-time expenses associated with layoffs and severance in the first fiscal half of 2009. Also, we realized the benefit of changes to our postretirement benefit plans totaling approximately $1 million in the first fiscal half of 2009.
Our operating income was $28.7 million in the first fiscal half of 2009 compared to $58.3 million in the first fiscal half of 2008, as the decrease in gross profit of $33.4 million more than offset the reduction in selling, general and administrative expenses of $3.8 million.
On a reporting segment basis, operating income from the Friction Control Products reporting segment during the first fiscal half of 2009 totaled $22.2 million compared to $39.7 million in the first fiscal half of 2008. The $17.5 million decrease in operating income was due to a $13.3 million adverse effect of the decreased sales volumes mentioned above, a $0.8 million effect of adverse product mix from lower sales to higher margin industrial markets, net higher costs of $8.6 million, and a $0.3 million effect of adverse exchange rate changes, that were partially offset by a $5.5 million benefit of increased pricing. The higher costs include increased depreciation associated with our investment in capacity to support the wind energy growth initiative, increased pension expense, and $0.8 million of severance and redundancy costs incurred during the first fiscal half of 2009.
The Velocity Control Products reporting segment contributed $3.1 million to our operating income during the first fiscal half of 2009 as compared to $11.7 million during the comparable period last year. This decrease in operating income is principally due to the effect of the decline in sales volume mentioned above.
The Sealing Products reporting segment contributed $1.4 million to our operating income during the first fiscal half of 2009 as compared to $3.0 million during the comparable period last year. The combined effect of the decreased sales volume mentioned above and adverse changes in product mix associated with proportionately lower sales of higher margin industrial seals totaled $2.7 million, were partially offset by the impact of higher pricing of $0.7 million, and net cost reductions of $0.4 million.
Our other businesses contributed $1.9 million to our operating income during the first fiscal half of 2009 as compared to $5.5 million during the comparable period last year. This decrease in operating income is due principally to the effect of the decline in sales volume mentioned above.
During the first fiscal half of 2009, interest income totaled $0.2 million on average investment balances of $216.4 million at an average rate of 0.2 percent. This compares to $3.7 million of interest income in last year’s first fiscal half when we earned approximately 2.5 percent on average investment balances of $285.4 million. The lower average investment balances resulted from our capital expenditure program, increased working capital, our stock repurchase program, contributions to our qualified pension plans and an increase in our dividend rate. In addition to lower average balances, the significantly lower interest earned in the first fiscal half of 2009 reflects prevailing historically low interest rates on short term treasury securities.
The effective tax rate for the first fiscal half of 2009 was 36.0 percent. The effective tax rate for the first fiscal half of 2008 was 35.4 percent.
Net income for the first fiscal half of 2009 was $18.5 million, or $0.55 per share on a diluted basis as compared to the adjusted net income for the first fiscal half of 2008 of $35.0 million, or $1.15 per share on a diluted basis. First fiscal half 2008 results have been adjusted to reflect the required retrospective application of two Financial Accounting Standards Board Staff Positions which were effective January 1, 2009, resulting in the recording of additional non-cash interest expense of $3.1 million, $2.0 million net of tax. These required adjustments reduced previously reported first fiscal half 2008 basic earnings per share by $0.09 and diluted earnings per share by $0.01.
Liquidity and Capital Resources
At July 4, 2009, our current ratio was 8.9 to 1 and working capital totaled $361.4 million, including $210.7 million of cash and cash equivalents. At December 31, 2008, our current ratio was 6.8 to 1 and working capital totaled $365.3 million, including cash and cash equivalents of $233.0 million.
Net cash from operating activities during the first fiscal half of 2009 equaled $2.8 million, compared to the first fiscal half of 2008 net cash from operating activities of $25.9 million. The decline in net cash from operating activities was principally due to the decline of $16.5 million in net income and the $14.8 million in contributions to our qualified pension plans compared to no contribution in the prior first half.
During the first fiscal half of 2009, we paid common stock dividends of $11.5 million, repurchased a total of 314,047 shares of Company common stock for $8.9 million and invested $7.6 million in net capital expenditures.
Net inventories at July 4, 2009 were $114.7 million, an increase of $17.0 million compared to December 31, 2008. The increase is principally attributable to our investment in inventory supporting the wind energy growth initiative, where lead-times of customized materials are long. While long-term policy discussions and legislative proposals centering on reduced carbon emissions and promoting growth in renewable energy alternatives remain positive for the long term, the absence of a well-defined renewable electricity standard on a national basis and ongoing issues associated with accessing the financing markets have impacted both current customer orders and the acceptance of previously scheduled shipments. This lack of visibility and readily accessible financing has resulted in certain of our customers deferring their receipt of ordered goods, which resulted in an increase of our finished goods inventory. In response to customers continuing to defer receipt of shipments, and refraining from placing new orders until conditions improve, we have reduced our orders of raw materials supporting this initiative and expect to reduce our inventory levels for the remainder of the year.
In considering both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we believe that our inventory as of July 4, 2009 is fully realizable. Additionally, while certain of our customers have deferred their receipt of ordered goods and have delayed certain payments, we closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. As such we have not established any reserve for inventory or an allowance for doubtful accounts related to wind energy customers as of July 4, 2009.
We have recorded in other assets a $3.2 million net investment representing our position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. During the first half of 2009 we received distributions of $1.9 million from the fund at approximately book value.
Management expects that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, our revolving credit facility provides additional financial strength to support our objectives, including future acquisitions.
Outlook
The near term outlook for the domestic and international economies is uncertain. The deterioration in general business conditions has softened demand for our higher margin immediately shippable orders, or “book and ship” orders, to our general industrial distribution channels in domestic and international markets. In addition, certain customers which previously placed large orders to be delivered over many quarters have reduced the size of those orders and increased the frequency of smaller orders as they react to economic conditions. Backlog equaled $242.8 million at the end of the second fiscal quarter of 2009 compared to backlog of $324.0 million at the end of the second fiscal quarter of 2008. The decrease is principally attributable to shipments in excess of gross orders, and, to a lesser extent, pricing adjustments reflecting contractual pass-through of decreased material costs. We believe challenging economic conditions are likely to continue through the remainder of 2009.
Interest income continues to be significantly lower than in prior years as market interest rates remain well below market interest rates of prior years. We expect interest income to be negligible during 2009 compared to $4.9 million earned for the full year of 2008.
The full year 2009 effective tax rate is expected to be approximately 36 percent.
Expected operating cash flows, coupled with our current cash reserves and available credit under our $300.0 million revolving credit facility, will provide substantial resources to fund our ongoing business development efforts, which include internal and external growth initiatives, and selected stock repurchases.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Our actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the critical accounting policies previously disclosed in that report.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding our plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of our financial performance, anticipated growth, characterization of and our ability to control contingent liabilities and anticipated trends in our businesses, including trends related to the anticipated improvement in industrial markets and the global economy. These statements are only predictions, based on our current expectation about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
In addition, we or those acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake any responsibility to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to certain market risks, which exist as part of the Company’s ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 10 percent decrease in the weighted-average interest rates earned by the Company would not have a material impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect the Company’s financial position and cash flows when translated into U.S. dollars.
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
ITEM 4. CONTROLS AND PROCEDURES.
Kaydon’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its Annual Meeting of Shareholders on May 21, 2009, at which the shareholders voted on the election of Directors and ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009. The results were as follows:
Each of the nominees for Director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
Mark A. Alexander	19,957,034	11,236,956
David A. Brandon	16,842,091	14,351,899
Patrick P. Coyne	30,881,441	312,549
William K. Gerber	30,814,353	379,638
Timothy J. O’Donovan	30,719,724	474,267
James O’Leary	30,639,749	554,241
Thomas C. Sullivan	17,646,012	13,547,979
The shareholders approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009 with the following vote: 30,803,372 votes for, 366,513 votes against and 24,105 votes abstained.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated By-laws of Kaydon Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.1*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.2*	Change in Control Compensation Agreement between Kaydon Corporation and Donald Buzinkai, dated June 11, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2009 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
August 5, 2009	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

August 5, 2009	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated By-laws of Kaydon Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.1*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.2*	Change in Control Compensation Agreement between Kaydon Corporation and Donald Buzinkai, dated June 11, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2009 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.