Form 10-Q
period 2009-10-03
KAYDON CORP
filed 2009-11-03
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended October 3, 2009
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
Yes ☐     No ☑
      Common Stock Outstanding at October 30, 2009 — 33,226,077 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009

ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 3, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$247,841,000	$232,998,000
Accounts receivable, net	75,907,000	78,918,000
Inventories, net	95,070,000	97,748,000
Other current assets	15,256,000	18,395,000

Total current assets	434,074,000	428,059,000

Property, plant and equipment, net	178,101,000	185,642,000
Goodwill, net	143,868,000	142,424,000
Other intangible assets, net	22,584,000	25,746,000
Other assets	1,602,000	7,911,000

Total assets	$780,229,000	$789,782,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,380,000	$35,080,000
Salaries and wages	5,990,000	8,302,000
Taxes payable	6,657,000	2,843,000
Other accrued expenses	17,865,000	16,537,000

Total current liabilities	51,892,000	62,762,000

Long-term postretirement and postemployment benefit obligations	35,565,000	53,478,000
Other long-term liabilities	4,299,000	912,000

Total long-term liabilities	39,864,000	54,390,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	684,780,000	668,937,000

Total shareholders’ equity	688,473,000	672,630,000

Total liabilities and shareholders’ equity	$780,229,000	$789,782,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Third Quarter Ended		First Three Quarters Ended
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$123,637,000	$126,803,000	$332,290,000	$389,992,000
Cost of sales	85,590,000	82,270,000	226,113,000	243,969,000

Gross profit	38,047,000	44,533,000	106,177,000	146,023,000
Selling, general and administrative expenses	13,418,000	19,754,000	52,800,000	62,942,000

Operating income	24,629,000	24,779,000	53,377,000	83,081,000
Interest expense	(62,000)	(1,393,000)	(185,000)	(9,302,000)
Interest income	190,000	1,520,000	429,000	5,198,000

Income before income taxes	24,757,000	24,906,000	53,621,000	78,977,000
Provision for income taxes	8,690,000	8,571,000	19,071,000	27,691,000

Net income	$16,067,000	$16,335,000	$34,550,000	$51,286,000

Earnings per share:
Basic	$0.48	$0.54	$1.03	$1.80

Diluted	$0.48	$0.50	$1.03	$1.65

Dividends declared per share	$0.18	$0.17	$0.52	$0.47

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	October 3, 2009	September 27, 2008

Cash flows from operating activities:

Net income	$34,550,000	$51,286,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,635,000	11,844,000
Amortization of intangible assets	3,211,000	4,097,000
Amortization of stock awards	3,104,000	3,353,000
Stock option compensation expense	981,000	901,000
Excess tax benefits from stock-based compensation	61,000	(179,000)
Deferred financing fees	186,000	728,000
Net change in receivables, inventories and trade payables	(6,744,000)	(30,261,000)
Contributions to qualified pension plans	(14,846,000)	—
Net change in other assets and liabilities	8,989,000	7,929,000

Net cash from operating activities	44,127,000	49,698,000

Cash flows from investing activities:
Capital expenditures	(9,585,000)	(45,949,000)
Dispositions of property, plant, and equipment	1,186,000	99,000
Proceeds from sales of investments	4,063,000	63,408,000
Acquisition of business, net of cash received	—	489,000

Net cash from (used in) investing activities	(4,336,000)	18,047,000

Cash flows from financing activities:
Cash dividends paid	(17,164,000)	(12,485,000)
Purchase of treasury stock	(8,871,000)	(21,837,000)
Excess tax benefits from stock-based compensation	(61,000)	179,000
Proceeds from exercise of stock options	24,000	242,000

Cash used in financing activities	(26,072,000)	(33,901,000)

Effect of exchange rate changes on cash and cash equivalents	1,124,000	(1,106,000)

Net increase in cash and cash equivalents	14,843,000	32,738,000

Cash and cash equivalents — Beginning of period	232,998,000	229,993,000

Cash and cash equivalents — End of period	$247,841,000	$262,731,000

Cash paid for income taxes	$8,296,000	$23,511,000

Cash paid for interest	—	$4,000,000

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
On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of nongovernmental generally accepted accounting principles. The adoption of the ASC did not have any impact on the financial statements of the Company. On January 1, 2009, the Company adopted, as required, new FASB guidance related to the Company’s previously outstanding 4% Contingent Convertible Senior Subordinated Notes which required the Company to separately account for the liability and equity components of that debt instrument in a manner that reflected the nonconvertible borrowing rate. This resulted in the bifurcation of a component of the debt, classification of that component in equity, and the accretion of the resulting discount as part of interest expense. The effective interest rate on the liability component was determined to be 8.5 percent. The adoption of this guidance resulted in an increase in interest expense of $3.1 million, a decrease in provision for income taxes of $1.1 million, a decrease in net income of $2.0 million, and a decrease in basic earnings per share of $0.07 for the first three quarters ended September 27, 2008. These adjustments were non-cash and had no effect on diluted earnings per share.
Also on January 1, 2009, the Company adopted, as required, new FASB guidance related to certain of the Company’s equity incentive awards. The application of this guidance to these awards, which participate in dividends, changed the calculation of basic earnings per share and diluted earnings per share under the two-class method of calculating earnings per share. The adoption of this guidance resulted in a $0.01 decrease in basic earnings per share and had no effect on diluted earnings per share for the third quarter ended September 27, 2008 and in a $0.03 decrease in basic earnings per share and a $0.02 decrease in diluted earnings per share for the first three quarters ended September 27, 2008. The two accounting changes discussed above were applied retrospectively to all periods presented as required.
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	October 3, 2009	December 31, 2008

Cash and cash equivalents:
Money market and other short-term funds	$241,333,000	$221,604,000
Time deposits, other interest bearing accounts, and other cash	6,508,000	11,394,000

Cash and cash equivalents	$247,841,000	$232,998,000

(3) Inventories:

	October 3, 2009	December 31, 2008

Raw material	$36,670,000	$41,158,000
Work in process	24,765,000	24,852,000
Finished goods	33,635,000	31,738,000

	$95,070,000	$97,748,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income which is comprised primarily of foreign currency translation adjustments. Other comprehensive income (loss), net of tax, was approximately $0.1 million and $(6.5) million, for the quarters ended October 3, 2009 and September 27, 2008, respectively, resulting in comprehensive income of $16.2 million and $9.8 million for the quarters ended October 3, 2009 and September 27, 2008, respectively. Other comprehensive income (loss), net of tax, was approximately $3.5 million and $(7.0) million, for the first three quarters ended October 3, 2009 and September 27, 2008, respectively, resulting in comprehensive income of $38.0 million and $44.3 million for the first three quarters ended October 3, 2009 and September 27, 2008, respectively.
(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Third Quarter Ended
		As adjusted
		(Note 1)
	October 3, 2009	September 27, 2008

Earnings per share — Basic
Net income	$16,067,000	$16,335,000
Less: Net earnings allocated to participating securities — Basic	(174,000)	(218,000)

Income available to common shareholders — Basic	$15,893,000	$16,117,000
Weighted average common shares outstanding — Basic	33,226,000	29,679,000

Earnings per share — Basic	$0.48	$0.54

Earnings per share — Diluted
Net income	$16,067,000	$16,335,000
Less: Net earnings allocated to participating securities — Diluted	(174,000)	(210,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	852,000

Income available to common shareholders — Diluted	$15,893,000	$16,977,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,226,000	29,679,000
Potential dilutive shares resulting from stock options	19,000	57,000
Dilutive shares resulting from Contingent Convertible Notes	—	4,255,000

Weighted average common shares outstanding — Diluted	33,245,000	33,991,000

Earnings per share — Diluted	$0.48	$0.50

	First Three Quarters Ended
		As adjusted
		(Note 1)
	October 3, 2009	September 27, 2008

Earnings per share — Basic
Net income	$34,550,000	$51,286,000
Less: Net earnings allocated to participating securities — Basic	(395,000)	(767,000)

Income available to common shareholders — Basic	$34,155,000	$50,519,000
Weighted average common shares outstanding — Basic	33,258,000	28,118,000

Earnings per share — Basic	$1.03	$1.80

Earnings per share — Diluted
Net income	$34,550,000	$51,286,000
Less: Net earnings allocated to participating securities — Diluted	(395,000)	(742,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	5,833,000

Income available to common shareholders — Diluted	$34,155,000	$56,377,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,258,000	28,118,000
Potential dilutive shares resulting from stock options	15,000	46,000
Dilutive shares resulting from Contingent Convertible Notes	—	5,979,000

Weighted average common shares outstanding — Diluted	33,273,000	34,143,000

Earnings per share — Diluted	$1.03	$1.65

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares. In the third quarter of 2009, options to purchase 385,500 shares at an average price of $43.87 per share were excluded. In the first three quarters of 2009, options to purchase 406,500 shares at an average price of $43.29 per share were excluded. In both the third quarter of 2008 and the first three quarters of 2008, options to purchase 36,000 shares at an average price of $52.76 per share were excluded. During the third quarter of 2008, all of the Company’s outstanding 4% Contingent Convertible Senior Subordinated Notes (the “Notes”) were converted into Company common stock and were not outstanding at any time during the first three quarters of 2009.
As more fully described in Note 1, on January 1, 2009 the Company adopted new FASB guidance related to the Company’s former Notes and new FASB guidance related to certain of the Company’s equity incentive awards which participate in dividends prior to vesting. The retrospective application of the guidance related to convertible debt had no effect on the third quarter of 2008, but resulted in a decrease in basic earnings per share of $0.07 for the first three quarters of 2008, due to a decrease in net income associated with the higher interest expense, net of tax, recorded on adoption. The higher interest expense is added back to net income for diluted earnings per share calculations and, therefore, the adoption did not have an effect on previously reported diluted earnings per share. The retrospective application of the guidance related to certain of the Company’s equity incentive awards which participate in dividends prior to vesting required the Company to use the two-class method to calculate earnings per share. This resulted in a $0.01 decrease in basic earnings per share and no effect in diluted earnings per share for the third quarter of 2008, and in a $0.03 decrease in basic earnings per share and a $0.02 decrease in diluted earnings per share for the first three quarters ended September 27, 2008.

(6) Business Segment Information:
The Company has three reporting segments: Friction Control Products, Velocity Control Products, and Sealing Products. The Company’s remaining operating segments which do not meet the quantitative thresholds for separate disclosure are combined and disclosed as “Other businesses.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization, corporate administrative expenses and curtailment gains related to changes made to certain postretirement benefit plans of $5.4 million and $6.3 million for the third quarter and first three quarters ended October 3, 2009, respectively.

	Third Quarter Ended		First Three Quarters Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales
Friction Control Products	$87,076,000	$79,255,000	$223,491,000	$240,159,000
Velocity Control Products	12,202,000	17,114,000	34,602,000	55,832,000
Sealing Products	8,835,000	10,782,000	28,998,000	34,007,000
Other businesses	15,524,000	19,652,000	45,199,000	59,994,000

Total consolidated net sales	$123,637,000	$126,803,000	$332,290,000	$389,992,000

	Third Quarter Ended		First Three Quarters Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Operating income
Friction Control Products	$15,392,000	$16,431,000	$37,633,000	$56,130,000
Velocity Control Products	2,124,000	4,516,000	5,191,000	16,197,000
Sealing Products	845,000	990,000	2,209,000	4,031,000
Other businesses	1,383,000	1,849,000	3,258,000	7,309,000

Total segment operating income	19,744,000	23,786,000	48,291,000	83,667,000

Items not allocated to segment operating income	4,885,000	993,000	5,086,000	(586,000)

Interest expense	(62,000)	(1,393,000)	(185,000)	(9,302,000)
Interest income	190,000	1,520,000	429,000	5,198,000

Income before income taxes	$24,757,000	$24,906,000	$53,621,000	$78,977,000

(7) Goodwill and Other Intangible Assets:
Annually during the third quarter, or between annual tests if certain circumstances exist, the Company tests the carrying amounts of goodwill and certain intangible assets, deemed to have indefinite useful lives, for impairment.
During the third quarter of 2009, the Company completed its annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. The testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) ranged from approximately 22 percent to 475 percent. Based on this analysis, the Company does not believe that any of the eight reporting units with goodwill balances are at risk of failing the Step 1 goodwill impairment test. Also during the third quarter of 2009, intangible assets deemed to have indefinite useful lives were tested for impairment with no impairment loss being realized.

The changes in the carrying amount of goodwill for the first three quarters ended October 3, 2009, were as follows:

	Friction Control	Velocity Control	Sealing	Other
	Products	Products	Products	businesses	Total

Balance as of January 1, 2009	$55,392,000	$43,200,000	$186,000	$43,646,000	$142,424,000
Effect of foreign currency exchange rate changes	280,000	—	—	—	280,000

Balance as of April 4, 2009	$55,672,000	$43,200,000	$186,000	$43,646,000	$142,704,000
Effect of foreign currency exchange rate changes	1,620,000	—	—	—	1,620,000

Balance as of July 4, 2009	$57,292,000	$43,200,000	$186,000	$43,646,000	$144,324,000
Effect of foreign currency exchange rate changes	(456,000)	—	—	—	(456,000)

Balance as of October 3, 2009	$56,836,000	$43,200,000	$186,000	$43,646,000	$143,868,000

Other intangible assets are summarized as follows:

	October 3, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$13,942,000	$28,194,000	$11,761,000
Patents and developed technology	6,476,000	3,380,000	6,427,000	3,004,000
Backlog	3,300,000	3,046,000	3,300,000	2,519,000
Distributor agreements	374,000	189,000	374,000	162,000
Product names	320,000	154,000	320,000	130,000
Trademarks	200,000	173,000	200,000	97,000

	$38,864,000	$20,884,000	$38,815,000	$17,673,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.4 years. Backlog is being amortized over three years.

	October 3, 2009	December 31, 2008
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Unamortized Intangible Assets
Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense
For the first three quarters ended October 3, 2009		$3,211,000
For the first three quarters ended September 27, 2008		$4,097,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2009		$4,317,000
For the year ending December 31, 2010		$3,574,000
For the year ending December 31, 2011		$2,263,000
For the year ending December 31, 2012		$1,981,000
For the year ending December 31, 2013		$1,713,000

(8) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Third Quarter Ended		First Three Quarters Ended
Pension Benefits	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$826,000	$647,000	$2,409,000	$2,154,000
Interest cost	1,743,000	1,355,000	5,167,000	4,781,000
Expected return on plan assets	(1,293,000)	(1,637,000)	(4,201,000)	(5,849,000)
Amortization of:
Unrecognized net prior service cost	38,000	6,000	44,000	20,000
Unrecognized net loss	1,257,000	—	3,787,000	2,000

Total	$2,571,000	$371,000	$7,206,000	$1,108,000

	Third Quarter Ended		First Three Quarters Ended
Postretirement Benefits	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$23,000	$72,000	$224,000	$218,000
Interest cost	110,000	165,000	486,000	493,000
Amortization of:
Unrecognized net prior service cost	(203,000)	(429,000)	(770,000)	(1,288,000)
Unrecognized net gain	(157,000)	(228,000)	(414,000)	(682,000)
Curtailment gain	(5,395,000)	—	(6,305,000)	—

Total	$(5,622,000)	$(420,000)	$(6,779,000)	$(1,259,000)

During the first three quarters of 2009, the Company contributed $14.8 million to its qualified pension plans, which was $14.1 million in excess of the required contribution. The Company does not expect to make additional contributions during the current fiscal year, and reviews its pension plan funding strategy on an ongoing basis. The Company did not contribute to its qualified pension plans in the first three quarters of 2008, but the Company contributed $11.9 million to its qualified pension plans in the fourth quarter of 2008.
In the third quarter and first three quarters of 2009, the Company made changes to its postretirement benefit plans which resulted in curtailment gains totaling $5.4 million and $6.3 million for the third quarter and first three quarters ended October 3, 2009, respectively. These gains were recorded as reductions to selling, general and administrative expenses.

(9) Stock-Based Compensation:
A summary of restricted stock award activity pursuant to the Company’s equity incentive plans for the first three quarters of 2009 is as follows:

	First Three Quarters Ended
	October 3, 2009
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2009	391,580	$38.33
Granted	86,750	$25.43
Vested	(139,008)	$35.91
Canceled	(1,108)	$35.64

Outstanding at April 4, 2009	338,214	$36.02
Granted	6,000	$32.69
Canceled	(511)	$33.17

Outstanding at July 4, 2009	343,703	$35.97
Granted	5,000	$35.04
Canceled	(3,268)	$35.52

Outstanding at October 3, 2009	345,435	$35.96

Compensation expense related to restricted stock awards was $1.0 million and $3.1 million in the third quarter and first three quarters of 2009, respectively. Compensation expense related to restricted stock awards was $1.1 million and $3.4 million in third quarter and first three quarters of 2008, respectively.
A summary of stock option activity for the first three quarters of 2009 is as follows:

	First Three Quarters Ended
	October 3, 2009
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2009	443,750	$41.87
Granted	99,500	$25.43

Outstanding at April 4, 2009	543,250	$38.86
Granted	21,000	$32.69
Canceled	(13,500)	$38.24

Outstanding at July 4, 2009	550,750	$38.64
Exercised	(1,000)	$24.25

Outstanding at October 3, 2009	549,750	$38.67

Exercisable at October 3, 2009	186,000	$41.31

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at October 3, 2009	7.8
Exercisable at October 3, 2009	7.1
The exercise price of each fixed stock option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.3 million and $1.0 million in the third quarter and first three quarters of 2009, respectively. Compensation expense related to fixed stock options was $0.3 million and $0.9 million in the third quarter and first three quarters of 2008, respectively. The aggregate intrinsic value of options outstanding at October 3, 2009 was $0.8 million. There were no fixed stock options awarded in the third quarter of 2009.
(10) Fair Value Measurement:
The FASB guidance on fair value measurements includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
The following table represents our financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2009 and the basis for that measurement:

Fair Value Measurement at October 3, 2009 Using:
	Total	Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurement at	for Identical	Observable	Unobservable
	October 3, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Long-term investment	$1,101,000	—	—	$1,101,000
The following table provides a reconciliation of our long-term investment measured at fair value on a recurring basis, which uses level 3 or significant unobservable inputs for the first three quarters of 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at January 1, 2009	$4,940,000
Redemptions — cash received	(1,416,000)
Gain on investment redemptions above book value included in interest income	2,000
Unrealized gain on investment recorded to accumulated other comprehensive income	28,000

Balance at April 4, 2009	$3,554,000
Redemptions — cash received	(477,000)
Gain on investment redemptions above book value included in interest income	19,000
Unrealized gain on investment recorded to accumulated other comprehensive income	148,000

Balance at July 4, 2009	$3,244,000
Redemptions — cash received	(2,170,000)
Gain on investment redemptions above book value included in interest income	133,000
Change in unrealized gain on investment recorded to accumulated other comprehensive income	(106,000)

Balance at October 3, 2009	$1,101,000

The long-term investment included in the level 3 hierarchy is the Company’s position in an investment fund which is being liquidated by the fund issuer as the underlying fund assets mature or are sold. The Company owns a share of this fund which has no quoted market price. There are no similar funds with quoted market prices. The fund issuer provides a daily net asset value (“NAV”) for the fund. The Company primarily determined the fair value of its investment in this fund using the NAV provided by the fund issuer as of October 3, 2009. The NAV and the underlying fund assets had one or more significant inputs or value drivers that were unobservable to the Company, both in the calculation methodology and because certain of the underlying fund assets did not have quoted market prices. The ultimate timing of the liquidation of the investment and liquidation value of the investment will depend on market factors outside the control of the Company.

(11) Other Matters:
The Company has $8.6 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable, inventory and purchase commitments made or incurred on this customer’s behalf and designed to its specifications. The Company is pursuing payment of these amounts and the potential for further supply. Under the documents which comprise the sales contract, the customer is obligated to pay the outstanding amounts and to reimburse Kaydon for inventory costs incurred and lost profits. While the Company is working towards resolving this issue and hopes to supply to the customer prospectively, Kaydon has retained outside legal counsel to advise the Company in resolving this matter. Based on the documents which comprise the sales contract and the customer’s financial ability to pay, the Company has concluded that the receivables are probable of full collection and the inventory and purchase commitments are fully recoverable. Therefore, while there is uncertainty that the customer will comply with its contractual commitments, no accrual or reserve for these exposures is justifiable at this time and none has been established as of October 3, 2009.
(12) Impact of Recently Issued Accounting Pronouncements:
On January 1, 2009 the Company adopted new accounting guidance on business combinations and noncontrolling interests. The adoptions had no effect on the Company as no business combinations were consummated in the first three quarters of 2009 and the Company has no noncontrolling interests.
As more fully described in Notes 1 and 5, on January 1, 2009 the Company adopted guidance related to the calculation of earnings per share under the two-class method related to certain of the Company’s equity incentive awards.
In the second quarter 2009, the Company adopted new accounting guidance related to the reporting of subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated events occurring subsequent to the balance sheet date through November 3, 2009.
On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC, is the single official source of nongovernmental generally accepted accounting principles. The adoption of the ASC did not have any impact on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom-engineered, performance-critical products, supplying a broad and diverse group of alternative-energy, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter. The global recessionary conditions that impacted the economy during the second half of 2008 continued during the first three quarters of 2009, reducing demand for our products and resulting in year-to-date sales volume declines in each of our businesses. The adverse macroeconomic conditions have resulted in customers continuing to act with caution, resulting in a decline in orders and requests for deferred delivery.
While worldwide business conditions remain very challenging, there has been anecdotal evidence that economic conditions are stabilizing, albeit at cyclically low levels. We believe these challenging economic conditions will likely continue through the remainder of 2009, which will continue to negatively impact end-user spending and our customers’ demand for our products. Because of our diverse product offerings and served markets, as well as the general uncertainty as to the timing and nature of any economic recovery, the specific impact of these economic conditions on our operating results is difficult to predict.
With respect to the wind energy market, while the third quarter 2009 reflected sequential and year-over-year quarterly growth, it is important to note that the longer term outlook will be heavily influenced by government policy. Recent actions and policy statements regarding a sustained, committed policy towards increasing renewable energy usage in the United States supports the confidence we have in our investment in this market.
At October 3, 2009, our current ratio was 8.4 to 1 and working capital totaled $382.2 million. We believe that our current cash and cash equivalent balance of $247.8 million at October 3, 2009, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, our future performance will be impacted by general economic conditions, the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.
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

Results of Operations
The discussion that follows describes the significant factors contributing to the changes in our results of operations for the periods presented.
Third Quarter Results

	For the third quarter ended
	October 3,	% of	September 27,	% of
Dollars in millions, except per share amounts	2009	Sales	2008	Sales

Net sales	$123.6		$126.8
Cost of sales	85.6		82.3

Gross profit	38.0	30.8%	44.5	35.1%
Selling, general and administrative expenses	13.4	10.9%	19.7	15.6%

Operating income	24.6	19.9%	24.8	19.5%
Interest, net	0.2		0.1

Income before income taxes	24.8		24.9
Provision for income taxes	8.7		8.6

Net income	$16.1		$16.3

Earnings per share:
Basic	$0.48		$0.54

Diluted	$0.48		$0.50

Net sales for the third quarter of 2009 decreased $3.2 million, or 2.5 percent, compared to the third quarter of 2008. During the third quarter of 2009, price declines aggregating $2.8 million and the effects of adverse currency exchange rate changes of $1.5 million more than offset increased sales attributable to increased volumes of $1.2 million. Price declines were primarily attributable to contractual adjustments associated with the pass-through of lower material costs. The effects of unfavorable currency exchange rate changes were principally attributable to a stronger U.S. dollar relative to the Euro and British pound. Sales growth attributable to increased volumes was $1.2 million as a $22.6 million volume increase to wind energy customers offset $21.4 million in volume decreases across the rest of our end markets, especially industrial markets, as a result of the global economic slowdown. Wind energy sales in the third quarter of 2009 were $41.0 million, an increase of $19.4 million or 90 percent, compared to the third quarter of 2008, as the improved volume significantly exceeded the impact of the aforementioned contractual pricing adjustments.
Gross margin in the third quarter of 2009 was 30.8 percent, a decrease of 4.3 points from the 35.1 percent gross margin in the third quarter of 2008. Unfavorable changes in product mix accounted for 1.7 points of the decline as the volume increase to wind energy customers was largely offset by volume decreases to industrial markets, which command higher margins. Pricing had an insignificant impact on gross margin as price reductions were largely offset by material cost reductions. The remaining 2.6 points of the gross margin difference is attributable to higher unabsorbed fixed costs associated with lower production volumes, as inventory increased in the third quarter of 2008 and decreased in the third quarter of 2009, partially offset by net cost reductions.
Selling, general and administrative expenses were $13.4 million, or 10.9 percent of sales, in the third quarter of 2009, compared to $19.7 million, or 15.6 percent of sales, in the third quarter of 2008. During the third quarter of 2009, we recorded curtailment gains totaling $5.4 million that were associated with changes to certain postretirement benefit plans. The remaining decrease is primarily attributable to the preemptive and continuing steps we have taken to reduce discretionary costs.
Our operating income was $24.6 million in the third quarter of 2009 compared to $24.8 million in the third quarter of 2008, as the decrease in gross profit more than offset the decline in selling, general and administrative expenses.
During the third quarter of 2009, interest income totaled $0.2 million on average investment balances of $223.0 million. This compares to $1.5 million of interest income in last year’s third quarter when we earned approximately 2.2 percent on average investment balances of $269.2 million. The decrease in average investment balances resulted from investments in our capital expenditure program, increased working capital, contributions to our qualified pension plans, the use of cash for our stock repurchase program, and an increase in our dividend rate. The significantly lower interest earned in the third quarter of 2009 reflects prevailing historically low interest rates on short term treasury securities.
The effective tax rate for the third quarter of 2009 was 35.1 percent, slightly higher than the 34.4 percent effective tax rate for the third quarter of 2008. The third quarter 2009 effective tax rate was unfavorably impacted by a decrease in foreign earnings which are subject to lower tax rates than the U.S. statutory rate of 35.0 percent. The full year 2009 effective tax rate is expected to be approximately 35.4 percent.
Net income for the third quarter of 2009 was $16.1 million or $0.48 per share on a diluted basis compared to net income for the third quarter of 2008 of $16.3 million, or $0.50 per share on a diluted basis. Third quarter 2008 results have been adjusted to reflect the required retrospective application of new accounting guidance related to earnings per share which was effective January 1, 2009. This required adjustment reduced previously reported third quarter 2008 basic earnings per share by $0.01 and had no effect on diluted earnings per share.
First Three Quarters Results

	For the first three quarters ended
	October 3,	% of	September 27,	% of
Dollars in millions, except per share amounts	2009	Sales	2008	Sales

Net sales	$332.3		$390.0
Cost of sales	226.1		244.0

Gross profit	106.2	32.0%	146.0	37.4%
Selling, general and administrative expenses	52.8	15.9%	62.9	16.1%

Operating income	53.4	16.1%	83.1	21.3%
Interest, net	0.2		(4.1)

Income before income taxes	53.6		79.0
Provision for income taxes	19.0		27.7

Net income	$34.6		$51.3

Earnings per share:
Basic	$1.03		$1.80

Diluted	$1.03		$1.65

Net sales for the first three quarters of 2009 equaled $332.3 million, a decrease of 14.8 percent, compared with the same period of 2008. Sales declines for the first three quarters of 2009 attributable to reduced volumes totaled $51.1 million, or 13.1 percent, compared to the first three quarters of 2008 as $75.7 million in volume decreases across our non-wind end markets, principally industrial markets, more than offset higher sales associated with a $24.6 million increase in volume to wind energy customers. Improved pricing yielded an increase of $3.1 million and was primarily attributable to price increases on our core products, and to a lesser extent, contractual adjustments associated with the pass-through of material cost changes on a year-to-date basis. Finally, the adverse effects of currency exchange rate changes had a $9.7 million, or 2.5 percent, unfavorable impact on sales. This decrease was principally attributable to a stronger U.S. dollar relative to the Euro and British Pound on a year-over-year basis.
Wind energy sales in the first three quarters of 2009, were $81.7 million, an increase of $25.2 million, or 45 percent compared to the first three quarters of 2008. The increase was principally attributable to improved volumes.
From a regional perspective, our businesses serving international markets, principally Europe, continued to experience declines during the first three quarters of 2009 similar to those previously experienced in our domestic end markets.
Gross margin in the first three quarters of 2009 was 32.0 percent compared with 37.4 percent in the first three quarters of 2008. The year-over-year decrease of 5.4 points is attributable to decreased sales volume and higher unit costs associated with lower production volumes of 4.8 points, and adverse changes in product mix, largely due to sales declines in higher margin industrial segments of 1.2 points, partially offset by favorable pricing.
Selling, general and administrative expenses were $52.8 million, or 15.9 percent of sales, in the first three quarters of 2009, compared to $62.9 million, or 16.1 percent of sales in the first three quarters of 2008. During the first three quarters of 2009, we recorded curtailment gains totaling $6.3 million that were associated with changes to certain postretirement benefit plans. The remainder of the year-over-year decrease is primarily attributable to the preemptive and continuing steps we have taken to reduce discretionary costs, partially offset by approximately $1 million of one-time expenses associated with layoffs and severance in 2009.
Our operating income was $53.4 million in the first three quarters of 2009 compared to $83.1 million in the first three quarters of 2008, as the decrease in gross profit of $39.8 million more than offset the reduction in selling, general and administrative expenses of $10.1 million.
During the first three quarters of 2009, interest income totaled $0.4 million on average investment balances of $218.6 million. This compares to $5.2 million of interest income in last year’s first three quarters when we earned approximately 2.5 percent on average investment balances of $279.9 million. The decline in average investment balances resulted from our capital expenditure program, increased working capital, our stock repurchase program, contributions to our qualified pension plans and an increase in our dividend rate. In addition to lower average balances, the significantly lower interest earned in the first three quarters of 2009 reflects prevailing historically low interest rates on short term treasury securities.
During the first three quarters of 2009, interest expense totaled $0.2 million and represented amortization of costs associated with the credit facility. During the first three quarters of 2008, interest expense totaled $9.3 million. The year-over-year difference of $9.1 million is attributable to interest and amortization of issuance costs associated with the Notes that were outstanding in the prior year.
The effective tax rate for the first three quarters of 2009 was 35.6 percent. The effective tax rate for the first three quarters of 2008 was 35.1 percent.
Net income for the first three quarters of 2009 was $34.6 million, or $1.03 per share on a diluted basis, compared to the adjusted net income for the first three quarters of 2008 of $51.3 million, or $1.65 per share on a diluted basis. The first three quarters 2008 results have been adjusted to reflect the required retrospective application of new accounting guidance related to convertible debt and earnings per share, which were effective January 1, 2009, resulting in the recording of additional non-cash interest expense of $3.1 million, $2.0 million net of tax. These required adjustments reduced previously reported first three quarters 2008 basic earnings per share by $0.10 and diluted earnings per share by $0.02.
Results of Business Segments
We classify our businesses into three reporting segments: Friction Control Products, Velocity Control Products, and Sealing Products. Our remaining operating segments are combined and disclosed as “Other businesses.” The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.
The aforementioned 2009 curtailment gains resulting from changes to our postretirement benefit plans, which total $5.4 million in the third quarter 2009 and $6.3 million for the first three quarters 2009, were not allocated to our operating segments.
Friction Control Products

	For the third quarter ended			For the first three quarters ended
	October 3,	September 27,	%	October 3,	September 27,	%
Dollars in millions	2009	2008	Change	2009	2008	Change

Sales	$87.1	$79.3	9.9%	$223.5	$240.2	(6.9)%
Operating Income	$15.4	$16.4	(6.3)%	$37.6	$56.1	(33.0)%
Operating Margin	17.7%	20.7%		16.8%	23.4%
Sales in our Friction Control Products reporting segment increased $7.8 million or a 9.9 percent compared to the prior third quarter. The sales increase was driven by a $19.4 million increase in sales to wind energy customers. During the 2009 period, there was an improvement in trade credit conditions, which benefited shipments, as our customers’ ability to obtain letters of credit improved. The sales gains to wind energy customers offset an $11.6 million decline in sales principally to our industrial and government markets. Overall, sales were reduced by a $0.9 million unfavorable year-over-year effect of currency exchange rate changes.

Operating income from our Friction Control Products reporting segment during the third quarter of 2009 was $15.4 million compared to $16.4 million in the third quarter of 2008. The $1.0 million decrease was principally attributable to the adverse effect of changes in product mix of $2.1 million resulting from increased sales to wind energy customers being largely offset by volume decreases to industrial markets, which command higher margins. This decrease was partially offset by cost decreases net of higher costs associated with lower production volumes, as the combined effect of inventory increases in the third quarter of 2008 and decreases in the third quarter of 2009 more than offset the increase in sales volume.
The third quarter of 2009 reflected sequential sales growth in our wind energy and medical markets and a solid position in our military market. While we are pleased with our current position in these markets, considering the current economic environment, their longer-term outlooks will be heavily influenced by government policy issues including clear, long-term support for renewable energy initiatives and funding for military spending. Industrial markets appear to have stabilized at the relatively low levels noted in the second quarter of 2009.
Sales in our Friction Control Products reporting segment were $223.5 million during the first three quarters of 2009 compared to $240.2 million in the first three quarters of 2008, reflecting a decrease of $16.7 million or 6.9 percent. Excluding sales gains to wind energy customers of $25.2 million, sales to all other markets in the first three quarters of 2009 decreased by $41.9 million from the comparable period last year. This decline was due to the effects of volume declines of $38.7 million and the adverse effects of currency exchange rate changes of $5.4 million, which were only partially offset by a $2.2 million effect of increased pricing.
Operating income from the Friction Control Products reporting segment during the first three quarters of 2009 totaled $37.6 million compared to $56.1 million in the first three quarters of 2008. The $18.5 million decrease in operating income was due to a $14.9 million adverse effect of lower sales volumes and lower production volumes, a $2.8 million adverse effect of product mix resulting from lower sales to higher margin industrial markets, with the remaining $0.8 million of the decrease resulting from higher costs net of pricing gains. The higher costs include increased depreciation associated with our investment in capacity to support the wind energy growth initiative, increased pension expense, and severance and redundancy costs incurred during the first three quarters of 2009.
Velocity Control Products

	For the third quarter ended			For the first three quarters ended
	October 3,	September 27,	%	October 3,	September 27,	%
Dollars in millions	2009	2008	Change	2009	2008	Change

Sales	$12.2	$17.1	(28.7)%	$34.6	$55.8	(38.0)%
Operating Income	$2.1	$4.5	(53.0)%	$5.2	$16.2	(68.0)%
Operating Margin	17.4%	26.4%		15.0%	29.0%
In the third quarter of 2009, sales in our Velocity Control Products reporting segment were $12.2 million compared to $17.1 million in the third quarter of 2008. The decrease of $4.9 million was attributable to volume declines of $4.2 million caused by reduced domestic and international economic demand, especially in industrial markets, and the adverse effects of currency exchange rate changes of $0.7 million.
The Velocity Control Products reporting segment contributed $2.1 million to our operating income during the third quarter of 2009 compared to $4.5 million during the comparable period last year. This decrease in operating income was principally due to the effects of the decline in sales volumes mentioned above.
During the first three quarters of 2009, sales in our Velocity Control Products reporting segment were $34.6 million compared to $55.8 million in the first three quarters of 2008. The decrease of $21.2 million was due to reduced volumes of $17.0 million caused by decreased demand in domestic and international markets, especially industrial markets, and the adverse effects of currency exchange rate changes of approximately $4.2 million.
The Velocity Control Products reporting segment contributed $5.2 million to our operating income during the first three quarters of 2009 compared to $16.2 million during the comparable period last year. This decrease in operating income is principally due to the effect of the decline in sales volume mentioned above.

Sealing Products

	For the third quarter ended			For the first three quarters ended

	October 3,	September 27,	%	October 3,	September 27,	%
Dollars in millions	2009	2008	Change	2009	2008	Change

Sales	$8.8	$10.8	(18.1)%	$29.0	$34.0	(14.7)%
Operating Income	$0.8	$1.0	(14.6)%	$2.2	$4.0	(45.2)%
Operating Margin	9.6%	9.2%		7.6%	11.9%
Sales in our Sealing Products reporting segment in the third quarter of 2009 were $8.8 million compared to $10.8 million in the third quarter of 2008. The $2.0 million sales decline was principally attributable to decreased sales volumes resulting from the delay of capital projects which is continuing to cause our customers to defer the delivery of our product, and soft industrial markets, particularly the railroad and hydrocarbon processing markets.
The Sealing Products reporting segment contributed $0.8 million to our operating income during the third quarter of 2009 compared to $1.0 million during the comparable period last year. The $0.2 million decrease is attributable to the effect of lower sales volume of $1.0 million partially offset by $0.8 million of net cost reductions.
Sales in our Sealing Products reporting segment in the first three quarters of 2009 were $29.0 million compared to $34.0 million in the first three quarters of 2008, as decreased volume associated with the global economic recession of $5.6 million was only partially offset by a $0.6 million increase resulting from favorable pricing.
The Sealing Products reporting segment contributed $2.2 million to our operating income during the first three quarters of 2009 compared to $4.0 million during the comparable period last year. The combined effect of the decreased sales volume mentioned above and adverse changes in product mix associated with proportionately lower sales of higher margin industrial seals totaled $3.7 million, and were partially offset by the impact of higher pricing of $0.6 million, and net cost reductions of approximately $1.3 million.
Other businesses

	For the third quarter ended			For the first three quarters ended

	October 3,	September 27,	%	October 3,	September 27,	%
Dollars in millions	2009	2008	Change	2009	2008	Change

Sales	$15.5	$19.7	(21.0)%	$45.2	$60.0	(24.7)%
Operating Income	$1.4	$1.8	(25.2)%	$3.3	$7.3	(55.4)%
Operating Margin	8.9%	9.4%		7.2%	12.2%
Sales in our other businesses were $15.5 million in the third quarter of 2009 compared to $19.7 million in the third quarter of 2008. The $4.2 million sales decline was principally due to the global economic slowdown which resulted in decreased sales of our liquid filtration, air filtration, metal alloy, and metal-forming products. We expect these markets to continue at these decreased demand levels for the remainder of 2009.
Our other businesses contributed $1.4 million to our operating income during the third quarter of 2009 compared to $1.8 million during the comparable period last year. The $0.4 million decrease is attributable to the effect of lower sales volume of $1.9 million, partially offset by $1.4 million in net favorable material costs and reduced spending.
Sales in our other businesses were $45.2 million during the first three quarters of 2009 compared to $60.0 million in the first three quarters of 2008. The $14.8 million sales decline was principally due to the global economic recession which resulted in decreased sales of our liquid filtration, air filtration, metal alloy, and metal-forming products.
Our other businesses contributed $3.3 million to our operating income during the first three quarters of 2009 compared to $7.3 million during the comparable period last year. This decrease in operating income is due to the effect of lower sales volumes of $6.4 million, partially offset by a net cost decrease of $2.4 million.

Liquidity and Capital Resources
At October 3, 2009, our current ratio was 8.4 to 1 and working capital totaled $382.2 million, including $247.8 million of cash and cash equivalents. At December 31, 2008, our current ratio was 6.8 to 1 and working capital totaled $365.3 million, including cash and cash equivalents of $233.0 million.
Net cash from operating activities during the first three quarters of 2009 equaled $44.1 million, compared to net cash from operating activities of $49.7 million during the first three quarters of 2008. The year-over-year decline in net cash from operating activities was principally due to the decline of $16.7 million in net income and $14.8 million in increased contributions to our qualified pension plans, offset by a $23.5 million net reduction in the use of receivables, inventory, and trade payables, and $2.8 million in increased depreciation primarily associated with our investments in wind energy manufacturing capacity.
During the first three quarters of 2009, we paid common stock dividends of $17.2 million, repurchased a total of 314,047 shares of Company common stock for $8.9 million and invested $9.6 million in capital expenditures, or 2.9 percent of net sales.
Net inventories at October 3, 2009 were $95.1 million, a decrease of $2.7 million compared to December 31, 2008. The decrease is principally attributable to increased shipments to wind energy customers and reduced inventory associated with an overall decrease in year-over-year production levels. Inventory turns for the third quarter of 2009 improved from both 2009’s second quarter and the fourth quarter of 2008.
In considering both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. While certain of our customers have deferred their receipt of ordered goods and have delayed certain payments, we closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of October 3, 2009 is fully realizable. As such we have not established any reserve for inventory or an allowance for doubtful accounts related to wind energy customers as of October 3, 2009.
We have $8.6 million of working capital invested on behalf of an international wind energy customer including past due accounts receivable, inventory and purchase commitments made or incurred on this customer’s behalf and designed to its agreed upon specifications. We are pursuing payment of these amounts and the potential for further supply. Under the documents which comprise the sales contract, the customer is obligated to pay the outstanding amounts and to reimburse us for inventory costs incurred and lost profits. While we are working towards resolving this issue and hope to supply to the customer prospectively, we have retained outside legal counsel to advise us in resolving this matter. Based on the documents which comprise the sales contract and the customer’s financial ability to pay, we have concluded that the receivables are probable of full collection and the inventory and purchase commitments are fully recoverable. Therefore, while there is uncertainty that the customer will comply with their contractual commitments, no accrual or reserve for these exposures is justifiable at this time and none has been established as of October 3, 2009.
We have recorded in other assets a $1.1 million net investment representing our position in an investment fund. This fund has been closed by the fund issuer. The fund issuer, owned by a major bank, has restricted the redemption of the fund to permit its orderly liquidation as the underlying fund assets mature or are sold. During the first three quarters of 2009 we received distributions of $4.1 million from the fund, of which $2.2 million was received in the third quarter of 2009.
Management expects that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, our revolving credit facility provides additional financial strength to support our objectives, including future acquisitions.

Outlook
While our overall industrial end markets appear to have stabilized, albeit at cyclically low levels, the near term outlook for the domestic and international economies remains at the present uncertain. The deterioration in general business conditions has reduced demand for our higher margin immediately shippable orders, or book and ship orders, to our general industrial distribution channels in domestic and international markets. In addition, certain customers which previously placed large orders to be delivered over many quarters have reduced the size of those orders and increased the frequency of smaller orders as they react to economic conditions.
While the third quarter of 2009 reflected sequential order growth in our wind energy, medical, and military markets, their medium and longer-term outlooks will be heavily influenced by governmental policy issues including clear, long-term support for renewable energy initiatives and funding for military spending.
Backlog equaled $250.1 million at October 3, 2009 compared to backlog of $354.5 million at September 27, 2008. The decrease is principally attributable to shipments in excess of gross orders, and, to a lesser extent, pricing adjustments reflecting contractual pass-through of decreased material costs.
Interest income will continue to be significantly lower than in prior years as market interest rates remain well below market interest rates of prior years.
The full year 2009 effective tax rate is expected to be approximately 35.4 percent.
During the third quarter of 2009, we completed our annual goodwill impairment test. Fair values of reporting units were estimated using the expected present value of future cash flows. The fair value of all reporting units exceeded their carrying value, which indicated no goodwill impairment. Our testing revealed that the excess of the estimated fair value of each of our reporting units tested over their carrying value (expressed as a percentage of the carrying value) ranged from approximately 22 percent to 475 percent. Based on our analysis, we do not believe that any of our eight reporting units with goodwill balances are at risk of failing the Step 1 goodwill impairment test. Also during the third quarter of 2009, intangible assets deemed to have indefinite useful lives were tested for impairment, with no impairment loss being realized.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Twelfth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated September 14, 2009

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
November 3, 2009	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

November 3, 2009	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Twelfth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated September 14, 2009

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.