Form 10-K
period 2009-12-31
KAYDON CORP
filed 2010-02-26
CIK 740694

FORM 10-K

United States
Securities and Exchange Commission

Washington, DC 20549

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐     No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on July 4, 2009 (based on the July 2, 2009 closing sales price of $31.87 of the Registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $1,055,000,000. For purposes of this calculation only, all executive officers and directors of the Registrant are assumed to be affiliates.

     Number of shares outstanding of the Registrant’s Common Stock at February 23, 2010:

33,536,473 Shares of Common Stock, par value $0.10 per share.

     Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom engineered, performance-critical products supplying a broad and diverse customer base. At the time of its 1983 incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, we have pursued a diversified growth strategy in the manufacturing sector. Our principal products now include bearings and components, filters and filter housings, custom rings, shaft seals, linear deceleration products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of alternative energy, robotics, medical, material handling, machine tool positioning, aerospace, defense, security, electronic and other industrial applications. We perform as an extension of our customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

We have grown both organically through strategic investments in our business and through acquisitions. In 2007, we acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.4 million, net of working capital adjustments recorded in 2008. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings. Avon is included in the Friction Control Products segment for segment reporting purposes.

In support of our wind energy growth initiative, during the first half of 2009 we completed our wind energy capacity expansion program. This expansion provides us with a significantly increased capability to supply specialty bearings to wind turbine manufacturers and will help us maintain our leadership position in the supply of specialty bearings. We invested approximately $80 million from 2006 through the completion of this program in 2009. Annual sales to wind energy customers, which are recorded in the Friction Control Products segment, were $103.0 million, $80.5 million, and $32.9 million in 2009, 2008, and 2007, respectively.

Industry Segments

We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. We aggregate these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other businesses.”

We have three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in alternative energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.

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

Other businesses – filter elements and liquid and gas-phase filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

KAYDON CORPORATION FORM 10K 1

Net sales related to our three reportable segments and other operating segments during 2009, 2008 and 2007 are set forth in the following table:

	2009	2008	2007

	(In thousands)

Friction Control Products	$296,420	$325,951	$261,652
Velocity Control Products	46,358	69,616	63,912
Sealing Products	37,832	44,985	46,687
Other businesses	60,535	81,822	79,131

Total consolidated net sales	$441,145	$522,374	$451,382

See the Notes to Consolidated Financial Statements (Note 11) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.

Sophisticated industrial technology plays a significant role in all of our reportable segments in the design, engineering and manufacturing of our products. Due to the custom engineered, proprietary nature of our products, critical manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of precision metalworking and other process technologies often after working closely with customers to engineer the required solution to their design and performance challenges.

We sell our products in each reportable segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between our factory engineering staffs and our customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. In 2009 and 2008, several of our operating units had sales to various business units of the General Electric Company and its affiliates (“GE”) totaling, in aggregate, approximately 19.2 percent and 12.5 percent of total sales, respectively. No other customer accounted for 10 percent or more of our total sales in fiscal 2009, 2008 or 2007. While the loss of any substantial customer, including GE, could have a material short-term impact on our business, we believe that our diverse client base and diverse product offerings should reduce the long-term impact of any such loss.

We do not consider our business in any reportable segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. The Company, based on experience, believes that no material renegotiations or refunds will be required under its contracts related to military procurement. Other than the wind energy capacity expansion completed in 2009, we have not made any other public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost.

Backlog

We sell certain products on a build-to-order basis that require substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. The Company defines backlog as orders shippable in the upcoming 18 months.

Variability in backlog is affected by the timing of orders received, particularly when larger customers pull forward or push out major orders. Backlog by reporting segment at December 31, 2009 and 2008 is presented below:

	December 31,	December 31,
	2009	2008

Friction Control Products	$179,079,000	$272,434,000
Velocity Control Products	7,213,000	6,133,000
Sealing Products	21,717,000	23,834,000
Other businesses	10,516,000	10,170,000

Total	$218,525,000	$312,571,000

Patents and Trademarks

We hold various patents, patent applications, licenses, trademarks and trade names. We consider patents, patent applications, licenses, trademarks

2 KAYDON CORPORATION FORM 10K

and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on our present business as a whole.

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

Employees

We employ approximately 2,084 people. Satisfactory relationships have generally prevailed between the Company and its employees.

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

The following risk factors could affect our financial condition and/or operating results.

Our customers’ economic cycles may affect our operating results.

Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and net earnings. In addition, our military sales are dependent on government funding. Business conditions worldwide worsened in late 2008 and stabilized at lower activity levels in 2009. The timing and sustainability of worldwide economic growth in 2010 is uncertain and if economic conditions do not remain at current levels or if conditions deteriorate our results of operations could be adversely affected.

Increased competition in our key markets could result in a reduction in our revenues and earnings and adversely affect our financial condition.

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

KAYDON CORPORATION FORM 10K 3

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

Future acquisitions may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results.

In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that would diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our policy only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

Political, economic and regulatory conditions inherent in the international markets in which we participate could adversely affect our financial condition.

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

Our critical performance products expose us to potential litigation-related costs which may adversely affect our financial position and operating results.

As a provider of critical performance products in a variety of industries including alternative energy, aerospace, defense, robotics, medical, material handling, machine tool positioning, and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.

In the past, costs related to legal proceedings and settlements have had a material effect on our business, financial condition, results of operations and liquidity. We cannot assure you that the ultimate cost of current known or future unknown litigation and claims will not exceed management’s current expectations and it is possible that such costs could have a material adverse effect on the Company. In addition, litigation is time consuming

4 KAYDON CORPORATION FORM 10K

and could divert management attention and resources away from our business.

Our capacity expansion to supply custom bearings to a select group of global customers in the wind energy market may adversely affect our financial position and operating results.

We have invested approximately $80 million to expand our capacity to supply custom bearings to the wind energy market. We face a risk of exposure to sales and earnings volatility if this growing industry is affected by conditions in the capital markets, attracts new competition, loses certain governmental incentives, or matures more rapidly than currently anticipated.

The condition of the financial markets may impact the timing and extent that wind energy market customers proceed with planned projects, and, if financial markets do not improve, or improve too slowly, our financial position and operating results may be adversely affected.

We have completed our capacity expansion project to supply custom bearings to the wind energy market. In addition to the significant capital assets acquired, we currently have substantial accounts receivable and inventory balances related to certain wind energy customers. With respect to the wind energy market, while the near term has been impacted by issues associated with credit and financing availability, recent steps taken to repair the health of the financial markets should eventually improve visibility and end user confidence to proceed with previously planned projects. If, however, the financial markets do not improve, or they improve too slowly, the impact this may have on our customers may adversely affect our financial position and operating results. A bankruptcy filing by a significant wind energy customer may result in uncollectible accounts receivable and unusable inventory, as well as reduced utilization of our large diameter bearing manufacturing facilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction Control Products	Avon, OH; Dexter, MI; Mocksville, NC; Muskegon, MI; Sumter, SC (2 sites); King’s Lynn, United Kingdom; Monterrey, Mexico (2 sites)
Velocity Control Products	Farmington Hills, MI; Langenfeld, Germany
Sealing Products	Baltimore, MD
Other businesses	Crawfordsville, IN; Danville, IL; Doraville, GA; LaGrange, GA (2 sites); Sayreville, NJ

KAYDON CORPORATION FORM 10K 5

We consider our properties to generally be in good condition, well maintained, and suitable and adequate to carry on our business. Except for leased facilities in Monterrey, Mexico (1 site), and LaGrange, GA (1 site), substantially all of the properties are owned by us. None of our properties are subject to significant encumbrances. Our manufacturing facilities currently have sufficient capacity to meet customer demand. Our leased executive offices are located in Ann Arbor, MI.

ITEM 3.	LEGAL PROCEEDINGS

Various claims, arising in the normal course of business are pending against us. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

6 KAYDON CORPORATION FORM 10K

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)
The following are the executive officers of Kaydon Corporation as of December 31, 2009.

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

James O’Leary (47)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.
Anthony T. Behrman (46)	Vice President – Human Resources. Mr. Behrman joined Kaydon in December 2007. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE, and General Dynamics.
Donald I. Buzinkai (40)	Vice President, Controller and Chief Accounting Officer. Mr. Buzinkai joined Kaydon in June 2009. Prior to joining Kaydon, he was Vice President, Controller and Principal Accounting Officer of Alpharma, Inc. from 2007 to 2009. Prior to joining Alpharma, Inc., Mr. Buzinkai held a variety of accounting, financial, and human resources positions at Ingersoll Rand Company and Sony Electronics, Incorporated.
Debra K. Crane (54)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.
Peter C. DeChants (57)	Senior Vice President, Chief Financial Officer since January 2009. From May 2007 to January 2009 Mr. DeChants held the position of Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was previously Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

KAYDON CORPORATION FORM 10K 7

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “KDN”. As of December 31, 2009, there were 629 holders of record of our common stock.

The following table sets forth the high and low closing sales prices of our common stock and the cash dividends declared per share for the periods indicated.

	2009 by Quarter			2008 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$38.31	$31.03	$0.18	$45.22	$21.21	$0.17
Third	36.72	29.70	0.18	59.00	47.09	0.17
Second	36.77	27.20	0.17	61.11	43.20	0.15
First	35.70	23.19	0.17	53.71	38.99	0.15

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon our earnings, capital requirements, financial condition and other factors.

There were no purchases made by the Company of shares of its common stock during any month in the fourth quarter of 2009.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)		remaining available
	Number of securities	(B)	for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and	reflected
	rights	rights	in column (A))

Equity compensation plans approved by shareholders	549,750 (1)	$38.67	2,634,647 (3)
Equity compensation plans not approved by shareholders(2)	19,429	N/A	N/A

Total	569,179		2,634,647

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding as of December 31, 2009.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan adopted by the Board of Directors effective January 1, 2001. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

8 KAYDON CORPORATION FORM 10K

Stock Performance Graph

The following graph compares the cumulative, five-year shareholder returns on our common stock to the Standard & Poor’s 500 (“S&P 500”) Stock Composite Index for the broad equity index and the Value Line Diversified Manufacturing Index as an industry standard for the five-year period commencing January 1, 2005 and ending December 31, 2009, assuming an investment of $100.00 at the close of trading on December 31, 2004 in our common stock, the S&P 500 Stock Composite Index and the Value Line Diversified Manufacturing Index (published by Value Line, Inc). The cumulative total return assumes reinvestment of dividends.

	2004	2005	2006	2007	2008	2009

Kaydon Corporation	$100.00	$98.93	$123.89	$171.96	$109.96	$116.95
Standard & Poors 500	$100.00	$104.91	$121.48	$128.15	$80.73	$102.09
Diversified Manufacturing	$100.00	$106.43	$133.46	$153.71	$91.76	$118.73

KAYDON CORPORATION FORM 10K 9

ITEM 6. SELECTED FINANCIAL DATA

	2009		2008	2007		2006	2005

	(In thousands, except per share data)

Income Statement
Net Sales	$441,145		$522,374	$451,382		$403,992	$354,558
Gross Profit	143,865		192,180	184,300		167,426	139,030
Income From Continuing Operations(2)	45,956	(1)	65,063	72,808	(4)	65,004	42,391
Net Income(2)	$45,956	(1)	$65,063	$72,808	(4)	$65,004	$69,750
Balance Sheet
Total Assets	$787,944		$789,782	$786,565		$737,556	$670,587
Cash and Cash Equivalents, and Short-term Investments	262,403		232,998	286,993		370,789	320,804
Total Debt(2)	—		—	196,860		189,201	182,226
Cash Flow Data
Net Cash From Operating Activities	$66,181		$57,900	$74,259		$89,860	$41,224
Capital Expenditures	11,986		60,704	54,244		26,930	12,785
Depreciation and Amortization of Intangible Assets	24,119		21,645	15,002		14,312	13,831
Per Share Data
Earnings per Share From Continuing Operations – Diluted(3)	$1.37	(1)	$2.06	$2.39	(4)	$2.15	$1.50
Dividends Declared per Share	0.70		0.64	0.54		0.48	0.48

(1)	2009 results include the after tax effect, $4.9 million or $0.15 per share, of the pre-tax $7.6 million gains related to the curtailment of certain postretirement benefits.

(2)	Includes the effect of the retrospective application of new accounting guidance related to our former Contingent Convertible Senior Subordinated Notes. The retrospective application reduced previously reported income from continuing operations and net income for 2008, 2007, 2006, and 2005, by $2.0 million, $4.9 million, $4.5 million, and $4.1 million, respectively. The effect of this guidance also reduced total debt for 2007, 2006, and 2005, by $3.1 million, $10.8 million, and $17.8 million, respectively.

(3)	Includes the effect of the retrospective application of new accounting guidance related to certain of our equity incentive awards which participate in dividends prior to vesting. The retrospective application reduced previously reported diluted earnings per share from continuing operations for 2008, 2007, 2006, and 2005, by $0.03 per share, $0.02 per share, $0.02 per share, and $0.02 per share, respectively.

(4)	2007 results include the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

10 KAYDON CORPORATION FORM 10K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of alternative energy, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from year to year.

The global recessionary conditions that impacted the economy during the second half of 2008 and throughout 2009 reduced demand for our products and resulted in sales volume and operating margin declines in each of our business segments. These adverse macroeconomic conditions resulted in customers acting with caution, which led to a decline in orders and requests for deferred delivery of our product. In response to these conditions, we have focused, and will continue to focus, on programs to grow market share, reduce costs and improve capacity utilization, and increase cash flow, thereby positioning us to capitalize on future opportunities in targeted markets when conditions improve.

While worldwide business conditions remain very challenging, our industrial markets appear to have stabilized, albeit at cyclically low levels. While we are confident in our strategic positioning in each of our markets, meaningful improvements in 2010 will be dependent on an improved economy resulting in a resumption of higher order rates in our core industrial end markets. Because of our diverse product offerings and served markets, as well as the general uncertainty as to the timing and nature of any economic recovery, the specific impact of these economic conditions on our operating results is difficult to predict.

With respect to the wind energy market, while growth continued in 2009, the longer term outlook will be heavily influenced by both an improved economy, and resultant need for electricity, and greater clarity on the public policy front. We believe that recent actions and policy statements regarding a sustained, committed policy towards increasing renewable energy usage in the United States supports the confidence we have in our investment in this market.

During 2009 our net sales totaled $441.1 million with increased wind energy sales being more than offset by the adverse effects of the worldwide recession on our remaining businesses. We generated net income of $46.0 million, and cash flow from operating activities of $66.2 million during 2009. Due to the strong cash flow from operations, cash and cash equivalents increased $29.4 million during the year even as we invested $12.0 million in capital expenditures, $8.9 million for stock repurchases, $14.8 million to fund our qualified pension plans, and increased our common stock dividend. The total order book for 2009 equaled $347.1 million, compared to $596.0 in 2008, and $505.5 million in 2007, with the decrease reflecting the macroeconomic downturn. Our 2009 year-end backlog of $218.5 million provides a foundation for operating performance in 2010; however, orders for our industrial products will continue to be impacted by the timing and nature of any economic recovery. Our investable balances provided significant interest income in 2007 and early 2008 before financial markets deteriorated. We responded to these adverse financial market conditions in 2008 and 2009 with an investment strategy focused on preserving cash balances. Market interest rates on these investments are now near zero percent. As a result, our returns on our investable balances were relatively insignificant in 2009 and will not improve significantly until market rates increase.

During 2009 we completed our wind energy capacity expansion program, which provides us with the flexibility to respond to customer requirements when markets improve.

In 2008, all of our $200.0 million 4% Contingent Convertible Senior Subordinated Notes due 2023, (the “Notes”) were converted into shares of our common stock, which made us debt-free.

At December 31, 2009, our current ratio was 9.3 to 1 and working capital totaled $397.7 million. We believe that our cash and cash equivalents balance of $262.4 million at December 31, 2009, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.

In summary, our future performance will be impacted by general economic conditions and the strength or weakness of the manufacturing

KAYDON CORPORATION FORM 10K 11

environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.

The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to consolidated financial statements contained in Item 8 of this Annual Report to assist in understanding our results of operations, financial condition, cash flows, capital structure and other relevant financial information.

Selected Data For The Years 2009, 2008 and 2007

	For the Years Ended December 31,

		% of		% of		% of
	2009	sales	2008	sales	2007	sales

	(In thousands, except per share amounts)

Results from operations:
Net sales	$441,145		$522,374		$451,382
Cost of sales	297,280		330,194		267,082

Gross profit	143,865	32.6%	192,180	36.8%	184,300	40.8%
Selling, general and administrative expenses	72,527	16.4%	86,669	16.6%	73,037	16.2%

Operating income	71,338	16.2%	105,511	20.2%	111,263	24.6%
Interest expense	247		9,363		17,211
Interest income	537		4,860		18,051
Net income	$45,956		$65,063		$72,808
Earnings per share - diluted	$1.37		$2.06		$2.39

Analysis of 2009 Operations Compared to 2008 Operations

Net Sales

Net sales for 2009 equaled $441.1 million, a decrease of $81.2 million or 15.5 percent, compared to net sales in 2008 of $522.4 million. During 2009, the decline in net sales was primarily attributable to a decrease in volume of $73.2 million, or 14.0 percent, compared to 2008, as sales gains to wind energy customers of $22.5 million or 28.0 percent were more than offset by the adverse impact of the global economic recession on all our reporting segments and all our other significant end markets. The adverse effects of changes in currency exchange rates had an $8.6 million, or 1.6 percent, unfavorable impact on sales. This decrease was principally attributable to a stronger U.S. dollar relative to the Euro and British pound on a year-over-year basis. Finally, net improved pricing yielded an increase of $0.6 million for the year. Pricing changes were favorable in the first half of 2009 primarily as a result of price increases on our core products, and were lower in the second half of the year primarily due to contractual adjustments associated with the contractual pass-through of decreased material costs.

Gross Margin

Gross margin in 2009 was 32.6 percent, a decrease of 4.2 points from the 36.8 percent gross margin in 2008. The decreased sales volume and higher unabsorbed fixed costs associated with lower production volumes accounted for 4.5 points of the decline in gross margin, and is largely due to the global economic downturn, partially offset by the impact of cost reduction efforts implemented across all our businesses. Unfavorable changes in product mix accounted for an additional 0.7 points of the decline due to reduced sales volume to higher margin industrial markets and increased sales volume to the wind energy market, where margins are not as high. Pricing had a favorable impact of 1.0 point on gross margin, primarily attributable to favorable selling price increases in the first half of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $72.5 million, or 16.4 percent of sales, in 2009, compared to $86.7 million, or 16.6 percent of sales, in 2008. During 2009, we recorded curtailment gains totaling $7.6 million that were associated with changes to certain postretirement benefit plans. The remaining decrease is primarily attributable to the preemptive and continuing steps that have been taken throughout the year to reduce discretionary costs across all reporting segments as

12 KAYDON CORPORATION FORM 10K

a result of lower sales volume, partially offset by approximately $1.8 million of one-time expenses associated with layoffs and related severance in 2009.

Operating Income

Our operating income was $71.3 million, or 16.2 percent of sales, in 2009, compared to $105.5 million, or 20.2 percent of sales, in 2008. The decrease in gross profit more than offset the decrease in selling, general and administrative expenses.

Interest Income

During 2009, interest income totaled $0.5 million on average investment balances of $225.9 million as interest rates were negligible for most of the year. This compares to $4.9 million of interest income in 2008 when we earned approximately 1.7 percent on average investment balances of $272.0 million. The decrease in average investment balances resulted from investments in our capital expenditure program, increased working capital, contributions to our qualified pension plans, the use of cash for our stock repurchase program, and an increase in our dividend rate. The decrease in average interest rates in 2009 reflects our conservative investment strategy to preserve cash balances in response to financial market conditions and prevailing historically low interest rates on short term treasury securities. Interest rates for 2010 are expected to show only modest improvement.

Interest Expense

During 2009, interest expense totaled $0.2 million and represented amortization of credit facility costs. During 2008, interest expense totaled $9.4 million. The year-over-year difference of $9.1 million is attributable to interest and amortization of issuance costs associated with the Notes that were outstanding in the prior year, including a $3.1 million adjustment of interest and amortization costs associated with the retrospective application of new accounting guidance effective January 1, 2009.

Provision for Income Taxes

The effective tax rate for 2009 was 35.8 percent compared to 35.6 percent in 2008. The effective tax rate for 2010 is expected to decrease from the level in 2009 due to the impact of tax credits and lower income taxes on foreign earnings.

Net Income

Net income for 2009 was $46.0 million or $1.37 per share on a diluted basis, which included the $4.9 million, or $0.15 per share, after tax gain associated with the curtailment of certain postretirement benefits, based on approximately 33.3 million common shares outstanding. Net income for 2008 totaled $65.1 million or $2.06 per share on a diluted basis, based on approximately 34.0 million common shares outstanding. The 2008 results have been adjusted to reflect the required retrospective application of new accounting guidance related to convertible debt and earnings per share, which were effective January 1, 2009, and reduced previously reported 2008 net income by $2.0 million and diluted earnings per share by $0.03.

Analysis of 2008 Operations Compared to 2007 Operations

Net Sales

Net sales of $522.4 million in 2008 increased $71.0 million or 15.7 percent compared to net sales in 2007 of $451.4 million. The increase was primarily attributable to a $47.6 million increase in sales from our wind energy initiative and increased sales of $22.7 million from the inclusion of a full year of sales from the Avon acquisition, which includes $6.4 million of increased wind energy sales, and $5.7 million in increased sales of velocity control products.

Gross Margin

Gross margin for 2008 was 36.8 percent, a decrease of 4.0 points from the 40.8 percent for 2007. The lower gross margin was due to the combined effects of product mix shifts, the incurrence of costs to ramp up our wind energy expansion, and the inclusion of Avon for which gross margins are not as high as the Company average.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $86.7 million and equaled 16.6 percent of sales. Selling, general and administrative expenses in 2007 totaled $73.0 million, which included a $5.0 million positive effect of the gain on the sale of a component of the Friction Control Products

KAYDON CORPORATION FORM 10K 13

reporting segment, and equaled 16.2 percent of sales. Selling, general and administrative expenses increased during 2008 in support of increased sales, particularly for the expansion of the Company’s sales force, and due to increased intangible amortization expense associated with the Avon acquisition.

Operating Income

Operating income totaled $105.5 million or 20.2 percent of sales compared to $111.3 million or 24.6 percent of sales during 2007, including the aforementioned $5.0 million gain.

Interest Income

Interest income declined to $4.9 million in 2008 compared to $18.1 million in 2007. The decline was due to substantially lower market interest rates, which on average were approximately 300 basis points lower than in 2007. The Company also had lower average cash and short-term investment balances due to investments in property, plant, and equipment for capacity expansion, share repurchases, pension contributions, and increased dividend payments. In addition, during 2008, the Company incurred losses totaling $1.7 million, which were recorded as a reduction to interest income.

Interest Expense

During 2008, $9.1 million of interest and amortization of issuance costs was charged to interest expense related to our then outstanding $200.0 million of 4% Contingent Convertible Senior Subordinated Notes (the “Notes”), which were converted into shares of our common stock in the third quarter of 2008. In 2007, $17.0 million of interest and amortization of issuance costs related to the Notes was charged to interest expense. The retrospective application of new accounting guidance adopted, as required, on January 1, 2009, increased previously reported interest expense by $3.1 million and $7.7 million for 2008 and 2007, respectively.

Provision for Income Taxes

The effective tax rate for 2008 was 35.6 percent compared to 35.1 percent in 2007.

Net Income

Our net income for 2008 totaled $65.1 million or $2.06 per share on a diluted basis, based on approximately 34.0 million common shares outstanding. Net income for 2007, which included a $3.1 million, or $0.09 per share, after tax gain on the sale of a component of a reporting segment, was $72.8 million or $2.39 per share on a diluted basis, based on approximately 34.6 million common shares outstanding. The retrospective application of new accounting guidance, adopted, as required, on January 1, 2009, reduced previously reported 2008 net income and diluted earnings per share by $2.0 million and $0.03 per share on a diluted basis, respectively. The application of this new accounting guidance reduced previously reported 2007 net income and diluted earnings per share by $4.9 million and $0.02 per share on a diluted basis, respectively.

Results by Business Segment

We classify our businesses into three reporting segments: Friction Control Products, Velocity Control Products, and Sealing Products. Our remaining operating segments are combined and disclosed as “Other businesses.” The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

The aforementioned 2009 curtailment gains resulting from changes to our postretirement benefit plans, which total $7.6 million in 2009, were not allocated to our operating segments.

Friction Control Products

	For the Years Ended December 31,

				% Change	% Change
	2009	2008	2007	2009 to 2008	2008 to 2007

	Dollars in millions

Sales	$296.4	$326.0	$261.7	(9.1)%	24.6%
Operating Income	$50.3	$73.9	$77.0	(31.9)%	(4.0)%
Operating Margin	17.0%	22.7%	29.4%

14 KAYDON CORPORATION FORM 10K

2009 Compared to 2008

Sales in our Friction Control Products reporting segment were $296.4 million during 2009 compared to $326.0 million in 2008, reflecting a decrease of $29.5 million or 9.1 percent. Excluding sales gains to wind energy customers of $22.5 million, sales to all other markets in 2009 decreased by $52.0 million from 2008. This decline was due to the effects of volume declines of approximately $47.2 million associated with adverse economic conditions impacting industrial markets and an adverse currency exchange rate impact of $5.4 million which offset a $0.6 million benefit from increased pricing.

Operating income from the Friction Control Products reporting segment during 2009 totaled $50.3 million compared to $73.9 million in 2008. The $23.5 million decrease in operating income was due to a $21.2 million adverse effect of lower sales volumes, a $0.7 million adverse effect of product mix resulting from lower sales to higher margin industrial markets, and a $1.6 million decrease resulting from higher costs net of cost saving initiatives and pricing gains. The higher costs include increased depreciation associated with our investment in capacity to support the wind energy growth initiative, increased pension expense, and severance and redundancy cost incurred during 2009.

2008 Compared to 2007

In 2008, sales in our Friction Control Products reporting segment were $326.0 million, an increase of $64.3 million or 24.6 percent compared to 2007 sales of $261.7 million. Sales of custom engineered bearings to the wind energy market increased $47.6 million, to the military market increased $8.0 million, to the medical market increased $4.8 million, and to the heavy equipment market increased $6.3 million. Sales of split roller bearings increased $5.4 million compared to 2007. Sales to the machinery market declined $4.2 million, sales to the specialty electronics market declined $2.4 million, and sales to other markets declined $1.2 million compared to the 2007. The inclusion of a full year of Avon sales accounted for $22.7 million of the aforementioned $64.3 million sales increase.

Operating income from the Friction Control Products reporting segment was $73.9 million during 2008 as compared to $77.0 million during 2007. The lower operating margin of 22.7 percent in 2008 compared to 29.4 percent in 2007 is the result of the mix impact of increased wind energy sales and the inclusion of a full year of Avon sales, as both carry margins that are not as high as those in our core industrial business. Additionally, 2008 operating income was lower than in 2007 due to the $5.0 million gain on the sale of a component of this reporting segment that was recorded in 2007.

Velocity Control Products

	For the Years Ended December 31,

				% Change	% Change
	2009	2008	2007	2009 to 2008	2008 to 2007

		Dollars in millions

Sales	$46.4	$69.6	$63.9	(33.4)%	8.9%
Operating Income	$6.5	$18.0	$16.2	(64.0)%	11.1%
Operating Margin	14.0%	25.9%	25.4%

2009 Compared to 2008

During 2009, sales in our Velocity Control Products reporting segment were $46.4 million compared to $69.6 million in 2008. The decrease of $23.3 million was due to a decline in volume of $20.0 million caused by decreased demand in worldwide markets for gas springs, hydraulic dampers, and other products, especially in industrial markets, and the adverse effects of changes in currency exchange rates of approximately $3.3 million.

The Velocity Control Products reporting segment contributed $6.5 million to our operating income during 2009 compared to $18.0 million during 2008. This decrease in operating income is principally due to the effect of the decline in sales volume and adverse effects of exchange rate changes of approximately $13.3 million and $0.4 million, respectively. This decrease was partially offset by net cost reduction savings of $2.2 million.

2008 Compared to 2007

The Velocity Control Products reporting segment achieved sales of $69.6 million during 2008, up $5.7 million, or 8.9 percent from 2007 sales of $63.9 million, reflecting a $2.7 million impact of favorable currency exchange rate changes,

KAYDON CORPORATION FORM 10K 15

$1.8 million of increased sales volume of gas springs, hydraulic dampers, and other products, particularly in European markets, and $1.1 million of increased pricing.

The Velocity Control Products reporting segment contributed $18.0 million to our consolidated operating income during 2008 as compared to $16.2 million during 2007 due principally to the benefit of increased sales volume.

Sealing Products

	For the Years Ended December 31,

				% Change	% Change
	2009	2008	2007	2009 to 2008	2008 to 2007

	Dollars in millions

Sales	$37.8	$45.0	$46.7	(15.9)%	(3.6)%
Operating Income	$3.9	$5.0	$8.7	(22.1)%	(43.0)%
Operating Margin	10.2%	11.1%	18.6%

2009 Compared to 2008

Sales in our Sealing Products reporting segment in 2009 were $37.8 million compared to $45.0 million in 2008, as decreased volume associated with the global economic recession and customer deferrals of shipments of our products of $7.7 million was only partially offset by a $0.6 million increase resulting from favorable pricing.

The Sealing Products reporting segment contributed $3.9 million to our operating income during 2009 compared to $5.0 million during 2008. The combined effect of decreased sales volumes and an adverse change in product mix associated with lower sales of higher margin industrial seals totaled $4.9 million, and was partially offset by the impact of higher pricing of $0.6 million, net cost reductions of approximately $2.4 million, and 2008 property and equipment impairment charges of $0.8 million.

2008 Compared to 2007

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

Other businesses

	For the Years Ended December 31,

				% Change	% Change
	2009	2008	2007	2009 to 2008	2008 to 2007

	Dollars in millions

Sales	$60.5	$81.8	$79.1	(26.0)%	3.4%
Operating Income	$4.7	$10.5	$11.1	(55.4)%	(6.1)%
Operating Margin	7.7%	12.8%	14.0%

2009 Compared to 2008

Sales in our other businesses were $60.5 million during 2009 compared to $81.8 million in 2008. The $21.3 million sales decline was principally due to the global economic recession which resulted in decreased sales of our liquid filtration, air filtration, metal alloy, and metal-forming products.

Our other businesses contributed $4.7 million to our operating income during 2009 compared to $10.5 million during 2008. This decrease in operating income is due to the effect of lower sales volumes of $9.0 million, partially offset by net cost reductions of $2.2 million, and higher pricing of $1.0 million.

2008 Compared to 2007

Sales in our other businesses were $81.8 million during 2008, up $2.7 million or 3.4 percent from 2007 sales of $79.1 million primarily due to growth in our liquid and air filtration businesses, and due to higher pricing in our metal alloys business when tin prices increased in mid-2008.

16 KAYDON CORPORATION FORM 10K

Our other businesses contributed $10.5 million to our consolidated operating income during 2008 as compared to $11.1 million during 2007 with the decrease principally due to an increase in product costs.

Liquidity and Capital Resources

At December 31, 2009, our current ratio was 9.3 to 1 and working capital totaled $397.7 million, including cash and cash equivalents of $262.4 million. At December 31, 2008 our current ratio was 6.8 to 1 and working capital totaled $365.3 million, including cash and cash equivalents of $233.0 million.

We have historically generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, implement cost reductions, and manage working capital requirements. Net cash from operating activities equaled $66.2 million in 2009, $57.9 million in 2008, and $74.3 million in 2007. Despite difficult economic conditions, net cash from operating activities increased in 2009 compared to 2008 as reduced investments in working capital more than offset the adverse impact of decreased net income. Net cash from operating activities in 2008 declined compared to 2007 as decreased net income and increased investment in working capital associated with sales growth more than offset the benefits of decreased contributions to our qualified pension plans.

Net inventories at December 31, 2009 were $88.8 million, a decrease of $9.0 million from the $97.7 million of inventory at December 31, 2008. The 2009 decrease was principally attributable to the overall decline in sales volumes as inventory turns were consistent on a year-over-year basis. Net inventories at December 31, 2008 increased $28.9 million from the December 31, 2007 balance of $68.9 million. The 2008 inventory increase was attributable to sales growth and our investment in inventory to supply bearings to wind energy turbine manufacturers.

In considering both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of December 31, 2009 is fully realizable. As such we have not established any reserve for inventory or any allowance for doubtful accounts related to wind energy customers as of December 31, 2009.

At December 31, 2009, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory and purchase commitments made or incurred on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us because the customer alleges that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we have agreed with the customer to enter into a mediation process, and if necessary, binding arbitration. As we are confident in the quality of our supplied product and the customer’s financial ability to pay, we have concluded that the receivables and inventory are fully realizable and the purchase commitments are fully recoverable.

Capital expenditures to expand productive capacity, improve quality, and reduce costs equaled $12.0 million in 2009, $60.7 million in 2008, and $54.2 million in 2007. The decrease in capital expenditures in 2009 compared to 2008 reflects the completion of our wind energy capital expansion in 2009 and our disciplined approach to managing capital expenditures during challenging economic conditions. The increase in 2008 compared to 2007 reflects the capital spending on the wind energy growth initiative. During 2009, 2008, and 2007, capital expenditures for the wind energy growth initiative totaled $5.4 million, $33.7 million, and $29.1 million, respectively. During 2010 we expect to invest approximately $30 million in aggregate capital expenditures for all segments.

At December 31, 2008, we had a net position of $4.9 million in an enhanced cash investment. The fund issuer had restricted the redemption of the

KAYDON CORPORATION FORM 10K 17

fund to permit its orderly liquidation. During 2009, we received $5.1 million in proceeds from the redemption of the remaining portion of this investment and recorded a $0.2 million gain on the liquidation, which was recorded as interest income. In 2008 we recorded $0.6 million in losses as a reduction of interest income on the partial liquidation of the fund. Also in 2008, we recorded charges as a reduction of interest income totaling $1.0 million to reduce the gross investment to fair value.

We continue our corporate development efforts to complement internal growth through the acquisition of additional companies that meet our well-disciplined criteria. In October 2007, we acquired Avon Bearings Corporation for $54.4 million, net of working capital adjustments recorded in 2008. An independent appraiser was engaged to assist management in determining the fair values of separately recognized intangible assets of Avon. After allocating cost to other assets acquired and liabilities assumed based on their estimated fair values, the excess cost of the acquisition, equal to $27.4 million, was recognized as goodwill at December 31, 2007. In 2008 we recorded purchase price adjustments of $1.1 million associated with this acquisition which increased the associated goodwill.

The Company paid common stock dividends totaling $23.2 million, $18.2 million, and $14.4 million in 2009, 2008, and 2007, respectively. The dividends paid through the third quarter of 2007 were at a quarterly rate of $0.12 per share. The dividends paid in the fourth quarter of 2007 and the first three quarters of 2008 were at a quarterly rate of $0.15 per share. The dividends paid in the fourth quarter of 2008 and in the first three quarters of 2009 were at a quarterly rate of $0.17 per share. The dividend declared in July 2009, paid early in the fourth quarter of 2009, was at a quarterly rate of $0.18 per share.

We repurchased 314,047 shares of our common stock in 2009 for $8.9 million, 937,941 shares of our common stock in 2008 for $35.9 million and 601,974 shares of our common stock in 2007 for $30.1 million. In 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5,000,000 shares. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 1,970,817 shares have been repurchased as of December 31, 2009. We will make opportunistic stock repurchases over time, the amount of which will depend on the market for our common stock and our financial position and liquidity.

Our payments to various taxing authorities were $16.7 million, $27.4 million, and $25.1 million during 2009, 2008, and 2007. Tax payments are expected to be approximately $20 million during 2010. As part of governmental efforts to react to climate change and stimulate economic growth, The American Reinvestment and Recovery Act of 2009 authorized the Department of Treasury to award tax credits for qualified investments in advanced energy projects, to support new, expand, or re-equip domestic manufacturing facilities. In 2010 we were awarded $1.8 million in tax credits for our qualifying advanced energy investment which we expect to utilize beginning in 2010.

In 2003, we issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common stock provided certain contingencies were met. During 2008, holders of the Notes converted their Notes into Company common stock, which were issued from treasury stock.

We had no debt outstanding at any time during 2009, and accordingly paid no cash interest. Cash paid for interest totaled $4.0 million in 2008 and $8.0 million in 2007. During 2008, $9.1 million of interest and amortization of issuance costs was charged to interest expense related to the Notes. In 2007, $17.0 million of interest and amortization of issuance costs related to the Notes was charged to interest expense. The retrospective application of new accounting guidance adopted, as required, on January 1, 2009, increased previously reported interest expense by $3.1 million and $7.7 million for 2008 and 2007, respectively.

We have a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuances of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of our domestic subsidiaries. Interest accrues on borrowings under the revolving credit facility based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing

18 KAYDON CORPORATION FORM 10K

measures of earnings and interest expense as defined in the revolving credit facility agreement. We are in compliance with all restrictive covenants contained in the revolving credit facility at December 31, 2009. We have available credit under our revolving credit facility of $300.0 million at December 31, 2009. We are planning on establishing a new credit facility during the first half of 2010.

Fees related to our existing revolving credit facility of approximately $1.2 million are being amortized as a component of interest expense over a five-year period. Revolving credit facility fees included in other assets in the Consolidated Balance Sheet as of December 31, 2009, equaled $0.1 million.

We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, our revolving credit facility provides additional financial strength to support our objectives, including future acquisitions.

Our significant contractual obligations as of December 31, 2009 are set forth below:

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)

Operating leases	$11,610	$2,345	$4,487	$2,325	$2,453
Purchase obligations for property, plant and equipment	1,158	1,158	—	—	—

Total	$12,768	$3,503	$4,487	$2,325	$2,453

We expect to make cash contributions of approximately $2.9 million to our pension plans in 2010. We review our funding strategy for our pension plans on an ongoing basis. We expect to contribute approximately $0.6 million to our postretirement benefit plans in 2010. We have $2.5 million of liabilities for unrecognized tax benefits which are excluded from the above table because the timing of settlement of these liabilities cannot be reasonably estimated.

Corporate Development

Our corporate development efforts are intended to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth. In 2007, we acquired all of the outstanding stock of Avon Bearings Corporation (“Avon”) in a cash transaction valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008. Avon is a custom designer and manufacturer of high precision large diameter turntable bearings. Avon also remanufactures bearings and sells replacement bearings.

Litigation

We are a party to various pending lawsuits and other matters arising in the normal course of business. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2009 and 2008 were not material.

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

We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on: historical experience, information from third party professionals, and various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. We have identified certain accounting policies and estimates, described below, that are the most critical to the portrayal of our current financial condition and results of operations.

Inventories – Inventories are stated at the lower of cost or market, with cost determined on a

KAYDON CORPORATION FORM 10K 19

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

We believe the accounting estimates related to inventories to be critical accounting estimates because the assumptions used to determine the valuation of inventories, while based on reasonable and supportable information, may change and cause projected outcomes to vary.

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

We believe the accounting estimates related to long-lived asset impairment to be critical accounting estimates because the estimate of undiscounted future cash flows, while based on reasonable and supportable assumptions and projections, requires our subjective judgments and the time periods for estimating future cash flows is often lengthy, increasing the sensitivity of assumptions made, thus projected outcomes may vary.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 1 and Note 10) in this Annual Report for additional information regarding long-lived assets.

Impairment of Goodwill and Indefinite-Lived Intangible Assets – We test goodwill for impairment at the reporting unit level, which represents an operating segment or a component of an operating segment for which discrete financial information is available and segment management regularly reviews the operating results. Currently eight of our reporting units have goodwill balances.

We test for impairment of goodwill on an annual basis by comparing the fair value of each reporting unit with the reporting unit’s carrying amount. The fair value of the reporting unit is derived from an estimate of discounted future cash flows. The discounted cash flow model for each reporting unit requires judgmental assumptions regarding each reporting unit’s specific projected revenue growth, future operating margins, and working capital and capital expenditure requirements, in addition to assumptions of appropriate discount rates and terminal values based on growth rates in perpetuity. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In 2009, as of our annual assessment date, we used a 12 percent discount rate to calculate fair value for all of our reporting units. In 2008 an 11 percent discount rate was utilized. The discount rate used each year is the value-weighted average of our estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics, including a size risk premium. The one percent increase in the discount rate used for 2009 compared to 2008 is driven by the use of an additional market risk premium to account for the increased level of systematic risk prevailing in the market and the low yield for risk-free securities as of the valuation date. We currently utilize the same discount rate to estimate the fair value of all of our reporting units because we believe that the underlying similarities in the businesses within our portfolio result in a common risk profile with regard to assumed variability of estimated future undiscounted cash flows. Our calculation methodology was unchanged during 2009, and the consistent application of this methodology may result in changes in the discount rate in future periods.

In arriving at future discounted cash flows for each reporting unit, we evaluate the appropriate

20 KAYDON CORPORATION FORM 10K

growth rate in perpetuity for each of our reporting units to calculate a terminal value of cash flows following each reporting unit’s five year planning period. The terminal value for each reporting unit is determined based on that unit’s specific operating cash flow at the end of the planning period and the unit’s assumed growth rate in perpetuity. We currently utilize the same assumed growth rate in perpetuity of two percent in the discounted cash flow model of each of our reporting units. This is based on our assumption that the long term growth rates following our planning periods no longer benefit from specifically-planned reporting unit initiatives and therefore only reflect the overall approximate long term economic growth rate.

Potential goodwill impairment is identified if a reporting unit’s carrying amount is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist us in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

Our goodwill impairment testing in 2009 revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying amount) as of the July 31st annual testing date ranged from approximately 22 percent to approximately 475 percent. Assumptions regarding discount rate, revenue growth rates, operating profit margins and perpetuity growth rate may have a significant effect on the estimated fair value of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical ten percent decrease to the fair values of each reporting unit. The results of this ten percent hypothetical change in fair values would not have changed our conclusion that fair values exceeded carrying values in each case by a material amount.

Certain trademarks are our only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

We believe the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because: the estimate of discounted future cash flows and terminal values, while based on reasonable and supportable assumptions and projections, require our subjective judgments, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made, projected outcomes based on the assumptions made can vary, and the calculation of implied fair value is inherently subject to estimates.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 10) in this Annual Report for additional information regarding goodwill and intangible assets.

Retirement Benefits – Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on our estimates provided to and used by our actuaries in calculating such amounts.

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

We have developed estimates based on: historical experience, information from third party professionals, and various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations, we use the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. The equivalent weighted-average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. Health care cost trend assumptions are developed based on historical data, the near-term outlook, and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation.

KAYDON CORPORATION FORM 10K 21

Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price to earnings ratios and volatility of returns. For various fixed income asset categories, expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks, and long-term default rates. For other asset classes, including real estate, expected long-term returns are determined through consideration of certain factors, which may include historical returns, dividend yields, inflation, benchmark returns and net asset values.

Assumed discount rates, expected rate of return on plan assets, and rate of compensation increases have a significant effect on the amounts reported for the pension plans. The effect of a one percentage point increase or decrease in each factor on the projected benefit obligation and net periodic pension cost would have been:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Discount rate effect on December 31, 2009 projected benefit obligation	$(13,096,000)	$15,957,000
Discount rate effect on the 2009 net periodic pension cost	$(1,430,000)	$1,733,000
Salary scale effect on December 31, 2009 projected benefit obligation	$3,334,000	$(2,831,000)
Salary scale effect on the 2009 net periodic pension cost	$881,000	$(721,000)
Expected return on plan assets effect on net periodic pension cost	$(707,000)	$707,000

The following table summarizes certain of the Company’s assumptions:

			Postretirement
	Pension Benefits		Benefits

	2009	2008	2009	2008

Weighted-average assumptions used to determine projected benefit obligation:
Discount rate – qualified pension plans	5.93%	6.25%	N/A	N/A
Discount rate – non-qualified pension plan	6.05%	6.25%	N/A	N/A
Discount rate – postretirement benefit plans	N/A	N/A	5.47%	6.25%
Rate of compensation increase – age graded	5.00%	5.00%	5.00%	5.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	6.25%	6.50%	6.23%	6.50%
Discount rate – non-qualified pension plan	6.25%	6.25%	N/A	N/A
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase – age graded in 2009, average in 2008	5.00%	4.00%	5.00%	4.00%

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

The current market conditions for highly rated corporate bonds has a significant effect on our assumption for the discount rate used to determine projected benefit obligations and net periodic benefit cost, where an increase (decrease) in interest rates will result in a decrease (increase) in the projected benefit obligation and decrease (increase) in net periodic benefit cost. At December 31, 2009 the discount rates assumed were lower than those at December 31, 2008, affecting plan benefit obligations at December 31, 2009 and the net periodic pension cost for 2010 accordingly.

Changes in current conditions in financial markets do not significantly alter the underlying long-term expected return on plan assets each year. However, actual returns compared to the expected return on plan assets have a significant effect on the funded status of the plans, and consequently the net periodic pension cost and plan contributions in future periods. The actual rate of return on plan assets in 2008 was significantly below the expected long-term rate of return on plan assets reducing the funded status at December 31, 2008 and increasing the net periodic pension cost in 2009. We chose to make a voluntary contribution to our qualified pension plans in 2009 using cash generated from operations. The actual rate of return on plan assets in 2009 significantly exceeded the expected long-term rate of return on plan assets. The combined effect

22 KAYDON CORPORATION FORM 10K

of our voluntary contribution and the actual rate of return on plan assets resulted in a relative improvement in the funding status of our qualified plans at December 31, 2009 and will result in reduced net periodic pension cost in 2010. Our cash contributions required to fund our pension plans in 2010 are expected to be $2.9 million. The 2010 cash contributions and future expected contributions are expected to have only a minor impact on our current and future liquidity as we expect to meet funding requirements from cash generated in our operations or our available cash resources.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 7) in this Annual Report for additional information regarding costs, obligations, and assumptions for employee pension and postretirement benefits.

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

We have liabilities recorded for unrecognized tax benefits totaling $2.5 million as of December 31, 2009, all of which would affect the effective tax rate. It is our policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. We have recorded $1.0 million in liabilities for tax-related interest and penalties on our consolidated balance sheet, as of December 31, 2009. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one or more of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, we are no longer subject to U.S. federal tax examinations for years before 2006, state examinations for years before 2004, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2007.

We believe the accounting estimates related to income taxes to be critical accounting estimates because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes to vary.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 9) in this Annual Report for additional information regarding income taxes.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding our plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of our financial performance, anticipated growth and expansion, characterization of and our ability to control contingent liabilities, and anticipated trends in our businesses. These statements are only predictions, based on our current expectation about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause our actual results,

KAYDON CORPORATION FORM 10K 23

performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake any responsibility to update our forward-looking statements or risk factors to reflect future events or circumstances except to the extent required by applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents, and short-term investments. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A decrease in interest rates would not have a material impact on our pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on our financial condition and cash flows.

24 KAYDON CORPORATION FORM 10K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm – Internal Control.”

KAYDON CORPORATION FORM 10K 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Kaydon Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 26, 2010

26 KAYDON CORPORATION FORM 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of a new accounting standard related to the Company’s previously outstanding 4% Contingent Convertible Senior Subordinated Notes. Also, as discussed in Note 1, there have been retrospective adjustments relating to the adoption of a new accounting standard related to the earnings allocation to participating securities included in calculating earnings per share under the two-class method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kaydon Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 26, 2010

KAYDON CORPORATION FORM 10K 27

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$262,403,000	$232,998,000
Accounts receivable, less allowance of $1,183,000 in 2009 and $991,000 in 2008	77,977,000	78,918,000
Inventories, net	88,796,000	97,748,000
Other current assets	16,601,000	18,395,000

Total current assets	445,777,000	428,059,000

Property, plant and equipment, at cost:
Land and improvements	4,823,000	5,221,000
Buildings and leasehold improvements	58,939,000	56,076,000
Machinery and equipment	278,175,000	272,739,000

	341,937,000	334,036,000
Less: accumulated depreciation and amortization	(166,221,000)	(148,394,000)

	175,716,000	185,642,000

Goodwill, net	143,891,000	142,424,000
Other intangible assets, net	21,552,000	25,746,000
Other assets	1,008,000	7,911,000

	$787,944,000	$789,782,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,353,000	$35,080,000
Accrued expenses:
Salaries and wages	5,087,000	8,302,000
Employee benefits	4,055,000	4,601,000
Dividends payable	6,043,000	5,750,000
Other accrued expenses	9,073,000	6,186,000
Taxes payable	2,473,000	2,843,000

Total current liabilities	48,084,000	62,762,000

Long-term postretirement and postemployment benefit obligations	28,669,000	53,478,000
Deferred taxes	10,391,000	—
Other long-term liabilities	835,000	912,000

Total long-term liabilities	39,895,000	54,390,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued in 2009 and 2008)	3,693,000	3,693,000
Paid-in capital	103,892,000	100,367,000
Retained earnings	677,480,000	655,035,000
Less: Treasury stock, at cost (3,660,665 and 3,422,000 shares in 2009 and 2008)	(59,245,000)	(52,468,000)
Accumulated other comprehensive income	(25,855,000)	(33,997,000)

	699,965,000	672,630,000

	$787,944,000	$789,782,000

The accompanying notes are an integral part of these statements.

28 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Net Sales	$441,145,000	$522,374,000	$451,382,000
Cost of sales	297,280,000	330,194,000	267,082,000

Gross Profit	143,865,000	192,180,000	184,300,000
Selling, general and administrative expenses	72,527,000	86,669,000	73,037,000

Operating Income	71,338,000	105,511,000	111,263,000
Interest expense	(247,000)	(9,363,000)	(17,211,000)
Interest income	537,000	4,860,000	18,051,000

Income Before Income Taxes	71,628,000	101,008,000	112,103,000
Provision for income taxes	25,672,000	35,945,000	39,295,000

Net Income	$ 45,956,000	$ 65,063,000	$ 72,808,000

Earnings Per Share
Basic	$1.37	$2.17	$2.59

Diluted	$1.37	$2.06	$2.39

Dividends Declared Per Share	$0.70	$0.64	$0.54

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 29

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007

						Accumulated
						Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive
	Income	Stock	Capitalˆ	Earningsˆ	Stock	Income (Loss)		Total

Balance, December 31, 2006		$3,693,000	$58,535,000	$552,142,000	$(188,708,000)	$7,518,000	*	$433,180,000
Net income, 2007	$72,808,000	—	—	72,808,000	—	—		72,808,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	4,244,000	—	—	—	—	4,244,000		4,244,000
Postretirement benefit plans, net of ($4,951,000) tax	6,913,000	—	—	—	—	6,913,000		6,913,000
Unrealized loss on available-for-sale investments net of ($108,000) tax	(179,000)	—	—	—	—	(179,000)		(179,000)

Comprehensive income	$83,786,000

Cash dividends declared		—	—	(15,148,000)	—	—		(15,148,000)
Board of Directors deferred compensation		—	83,000	—	—	—		83,000
Equity component of convertible debt		—	4,899,000	—	—	—		4,899,000
Issuance of 4,250 shares of common stock under stock option plans		—	(96,000)	—	195,000	—		99,000
Stock option compensation		—	674,000	—	—	—		674,000
Tax benefit related to restricted stock awards		—	281,000	—	—	—		281,000
Purchase of 601,974 shares of treasury stock		—	—	—	(30,091,000)	—		(30,091,000)
Restricted stock award cancellations		—	50,000	—	(50,000)	—		—
Compensation cost related to restricted stock awards		—	5,627,000	—	—	—		5,627,000
Vesting of post-2005 stock awards		—	(649,000)	—	649,000	—		—

Balance, December 31, 2007		$3,693,000	$69,404,000	$609,802,000	$(218,005,000)	$18,496,000	*	$483,390,000
Net income, 2008	$65,063,000	—	—	65,063,000	—	—		65,063,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(16,697,000)	—	—	—	—	(16,697,000)		(16,697,000)
Postretirement benefit plans, net of $20,353,000 tax	(35,975,000)	—	—	—	—	(35,975,000)		(35,975,000)
Recognition of unrealized loss on available-for-sale investments net of $108,000 tax	179,000	—	—	—	—	179,000		179,000

Comprehensive income	$12,570,000

Cash dividends declared		—	—	(19,764,000)	—	—		(19,764,000)
Equity component of convertible debt		—	2,008,000	—	—	—		2,008,000
Board of Directors deferred compensation		—	178,000	—	—	—		178,000
Issuance of 10,000 shares of common stock under stock option plans		—	(214,000)	—	456,000	—		242,000
Stock option compensation		—	1,213,000	—	—	—		1,213,000
Tax benefit related to restricted stock awards		—	416,000	—	—	—		416,000
Purchase of 937,941 shares of treasury stock		—	—	—	(35,916,000)	—		(35,916,000)
Restricted stock award cancellations		—	18,000	—	(18,000)	—		—
Compensation cost related to restricted stock awards		—	4,514,000	—	—	—		4,514,000
Vesting of post-2005 stock awards		—	(2,817,000)	—	2,817,000	—		—
Adoption of postretirement measurement date guidance, net of $39,000 tax		—	—	(66,000)	—	—		(66,000)
Treasury stock issued on conversion of convertible debentures		—	25,647,000	—	198,198,000	—		223,845,000

Balance, December 31, 2008		$3,693,000	$100,367,000	$655,035,000	$(52,468,000)	$(33,997,000	)*	$672,630,000
Net income, 2009	$45,956,000	—	—	45,956,000	—	—		45,956,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	2,111,000	—	—	—	—	2,111,000		2,111,000
Postretirement benefit plans, net of $4,162,000 tax	6,031,000	—	—	—	—	6,031,000		6,031,000

Comprehensive income	$54,098,000

Cash dividends declared		—	—	(23,511,000)	—	—		(23,511,000)
Board of Directors deferred compensation		—	125,000	—	—	—		125,000
Issuance of 1,000 shares of common stock under stock option plans		—	1,000	—	23,000	—		24,000
Stock option compensation		—	1,300,000	—	—	—		1,300,000
Tax benefit related to restricted stock awards		—	49,000	—	—	—		49,000
Purchase of 314,047 shares of treasury stock		—	—	—	(8,871,000)	—		(8,871,000)
Restricted stock award cancellations		—	35,000	—	(35,000)	—		—
Compensation cost related to restricted stock awards		—	4,121,000	—	—	—		4,121,000
Vesting of post-2005 stock awards		—	(2,106,000)	—	2,106,000	—		—

Balance, December 31, 2009		$3,693,000	$103,892,000	$677,480,000	$(59,245,000)	$(25,855,000	)*	$699,965,000

ˆ	2006-2008 have been adjusted, as required, for the retrospective application of accounting guidance related to the Company’s former senior subordinated notes as more fully described in Note 1, which increased Paid-in Capital at December 31, 2006, by $14,646,000 and reduced Retained Earnings by $14,646,000.

*	Comprised of: cumulative translation adjustment of $(3,392,000), $(5,503,000), and $11,194,000, at December 31, 2009, 2008, and 2007: after tax impact on pension benefits of $(27,364,000), $(37,318,000), and $(5,407,000) at December 31, 2009, 2008, and 2007; after tax impact on other postretirement benefits of $4,901,000, $8,824,000, and $12,888,000, at December 31, 2009, 2008, and 2007; and after tax unrealized loss on available-for-sale securities of $(179,000) at December 31, 2007.

The accompanying notes are an integral part of these statements.

30 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$45,956,000	$65,063,000	$72,808,000
Adjustments to reconcile net income to net cash from operating activities:
Gain on the sale of a component of a reporting segment	—	—	(5,033,000)
Depreciation	19,836,000	16,181,000	11,813,000
Amortization of intangible assets	4,283,000	5,464,000	3,189,000
Amortization of stock awards	4,121,000	4,514,000	5,627,000
Deferred financing fees	248,000	790,000	1,548,000
Deferred taxes	12,209,000	10,429,000	18,223,000
Tax benefit related to stock options exercised	3,000	103,000	40,000
Stock option compensation	1,300,000	1,213,000	674,000
Excess tax benefits from stock-based compensation	(52,000)	(438,000)	(291,000)
Non-cash postretirement benefits curtailment gain	(7,613,000)	—	—
Contributions to qualified pension plans	(14,846,000)	(11,910,000)	(26,140,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	1,605,000	(14,112,000)	(10,469,000)
Inventories	9,703,000	(30,920,000)	(8,389,000)
Other assets	(968,000)	(312,000)	3,701,000
Accounts payable	(13,885,000)	7,318,000	4,464,000
Accrued expenses and taxes payable	4,281,000	4,517,000	2,494,000

Net cash from operating activities	66,181,000	57,900,000	74,259,000

Cash Flows from Investing Activities:
Purchases of short-term investments	—	—	(398,856,000)
Proceeds from sale of investments	5,145,000	65,407,000	341,856,000
Acquisitions of businesses, net of cash acquired	—	489,000	(54,869,000)
Additions to property, plant and equipment	(11,986,000)	(60,704,000)	(54,244,000)
Dispositions of property, plant and equipment	1,229,000	1,194,000	171,000
Purchases of long-term investments	—	—	(15,000,000)
Proceeds from the sale of a component of a reporting segment	—	—	6,500,000

Net cash from (used in) investing activities	(5,612,000)	6,386,000	(174,442,000)

Cash Flows from Financing Activities:
Cash dividends paid	(23,207,000)	(18,180,000)	(14,354,000)
Purchase of treasury stock	(8,871,000)	(35,916,000)	(30,091,000)
Proceeds from exercise of stock options	24,000	242,000	99,000
Excess tax benefits from stock-based compensation	52,000	438,000	291,000

Net cash (used in) financing activities	(32,002,000)	(53,416,000)	(44,055,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	838,000	(7,865,000)	3,442,000

Net Increase (Decrease) in Cash and Cash Equivalents	29,405,000	3,005,000	(140,796,000)
Cash and Cash Equivalents – Beginning of Year	232,998,000	229,993,000	370,789,000

Cash and Cash Equivalents – End of Year	$262,403,000	$232,998,000	$229,993,000

Cash paid for income taxes	$16,743,000	$27,429,000	$25,125,000

Cash paid for interest	—	$4,000,000	$8,000,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 31

NOTES TO CONSOLIDATED Financial Statements

NOTE 1	ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Kaydon Corporation and its wholly-owned domestic and foreign subsidiaries (“Kaydon” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are summarized as follows at December 31:

	2009	2008

Money market and other short-term funds	$248,091,000	$221,604,000
Time deposits, other interest bearing accounts, and other cash	14,312,000	11,394,000

	$262,403,000	$232,998,000

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2009	2008

Raw material	$32,933,000	$41,158,000
Work in process	22,857,000	24,852,000
Finished goods	33,006,000	31,738,000

	$88,796,000	$97,748,000

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $19.8 million, $16.2 million and $11.8 million in 2009, 2008, and 2007, respectively. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. In 2008, the Company recorded an asset impairment charge of $0.8 million on certain property and equipment. The Company believes that there was no impairment at December 31, 2009.

Other Assets:

Other assets at December 31, 2009 of $1.0 million primarily included long term receivables. Other assets at December 31, 2008 primarily included $2.6 million of deferred tax assets and $4.9 million of a long-term investment that was liquidated in 2009.

32 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Other Long-Term Liabilities:

Other long-term liabilities include environmental reserves.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2009, the Company’s outstanding forward exchange contracts were not material.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the weighted-average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. Net exchange gains recorded in 2009, 2008 and 2007, equaled $0.7 million, $0.4 million and $0.2 million, respectively.

Stock-Based Compensation:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company’s stock-based compensation plans are discussed further in Note 5.

Revenue Recognition:

Sales are recognized in accordance with generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, which requires that revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based upon the age of the outstanding balance and the credit standing of the related customer. The Company charges off accounts receivable when it becomes probable that amounts will not be collected.

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments, and cumulative foreign currency translation adjustments.

Legal Costs and Contingencies:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2009 and 2008, were not material.

The Company assesses the need to record contingent liabilities on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable. If no accrual for a loss contingency has been recorded, but there is at least a reasonable possibility that a loss or an additional loss may have occurred, the Company discloses, when material, the nature of the contingency and provides an estimate of the possible loss or range of loss or states that such an estimate cannot be made. As of December 31, 2009 and 2008, there were no material reserves for litigation and contingencies recorded.

KAYDON CORPORATION FORM 10K 33

NOTES TO CONSOLIDATED Financial Statements (continued)

At December 31, 2009, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable, in addition to inventory and purchase commitments made or incurred on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company because it alleges that certain field performance issues of the customer’s product are attributable to the quality of the Company’s bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company has agreed with the customer to enter a mediation process, and if necessary, binding arbitration. As the Company is confident in the quality of its supplied product and the customer’s financial ability to pay, the Company has concluded that the receivables and inventory are fully realizable and the purchase commitments are fully recoverable.

Advertising Costs:

Advertising costs are expensed as incurred and totaled $2.8 million, $3.6 million, and $3.4 million in 2009, 2008 and 2007, respectively.

Impact of Recently Issued Accounting Pronouncements:

On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of nongovernmental generally accepted accounting principles. The adoption of the ASC did not have any impact on the financial statements of the Company.

On January 1, 2009, the Company adopted, as required, new FASB guidance related to the Company’s previously outstanding 4% Contingent Convertible Senior Subordinated Notes, which required the Company to separately account for the liability and equity components of that debt instrument in a manner that reflected the nonconvertible borrowing rate. This resulted in the bifurcation of a component of the debt, classification of that component in equity, and the accretion of the resulting discount as part of interest expense. The effective interest rate on the liability component was determined to be 8.5 percent. The adoption of this guidance resulted in an increase in interest expense of $3.1 million and $7.7 million for 2008 and 2007, respectively, a decrease in provision for income taxes of $1.1 million and $2.8 million for 2008 and 2007, respectively, a decrease in net income of $2.0 million and $4.9 million, for 2008 and 2007, respectively, and a decrease in basic earnings per share of $0.07 and $0.18 for 2008 and 2007, respectively. The adoption of this guidance resulted in an increase in paid-in capital of $14.6 million, and a corresponding decrease in retained earnings of $14.6 million, at December 31, 2006. These adjustments were non-cash and had no effect on diluted earnings per share. This guidance was applied retrospectively to all periods presented as required.

Also on January 1, 2009, the Company adopted, as required, new FASB guidance related to certain of the Company’s equity incentive awards. The application of this guidance to these awards, which participate in dividends, changed the calculation of basic earnings per share and diluted earnings per share under the two-class method of calculating earnings per share. The adoption of this guidance resulted in a decrease in basic earnings per share of $0.03 and $0.04 for 2008 and 2007, respectively, and had resulted in a decrease in diluted earnings per share of $0.03 and $0.02 for 2008 and 2007, respectively. This guidance was applied retrospectively to all periods presented as required.

Reclassifications:

Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2009.

Subsequent events:

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through February 26, 2010, the date the financial statements were issued. No significant subsequent events have occurred through this date that have not been adjusted in the financial statements or disclosures as required.

34 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 2	EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2009	2008	2007

Earnings per share – Basic
Net income	$45,956,000	$65,063,000	$72,808,000
Less: Net earnings allocated to participating securities – Basic	(527,000)	(935,000)	(1,072,000)

Income available to common shareholders – Basic	$45,429,000	$64,128,000	$71,736,000

Weighted average common shares outstanding – Basic	33,250,000	29,507,000	27,694,000

Earnings per share – Basic	$1.37	$2.17	$2.59

Earnings per share – Diluted
Net income	$45,956,000	$65,063,000	$72,808,000
Less: Net earnings allocated to participating securities – Dilutive	(527,000)	(923,000)	(1,033,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	5,833,000	10,852,000

Income available to common shareholders – Diluted	$45,429,000	$69,973,000	$82,627,000

Weighted average common shares outstanding – Diluted
Weighed average common shares outstanding – Basic	33,250,000	29,507,000	27,694,000
Potential dilutive shares resulting from stock options	17,000	19,000	40,000
Dilutive shares resulting from Contingent Convertible Notes	—	4,427,000	6,859,000

Weighted average common shares outstanding – Diluted	33,267,000	33,953,000	34,593,000

Earnings per share – Diluted	$1.37	$2.06	$2.39

During 2009, 2008 and 2007, certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 406,500, 46,500, and 15,000 shares at an average price of $43.29, $51.35, and $53.38 per share were excluded during 2009, 2008, and 2007, respectively.

On August 21, 2008, the Company announced that it was exercising its right to redeem all of the remaining outstanding 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). On September 19, 2008, the Company announced that it had completed its redemption of the Notes as the holders of all of the outstanding Notes exercised their rights to convert their Notes into shares of Company common stock at a conversion price of $29.16 per share. The Company issued a total of 6,858,683 shares of Company common stock from treasury stock in 2008 in satisfaction of the conversions. The Notes are included in the calculation of diluted earnings per share for 2008 on a weighted average basis for the periods that the Notes were outstanding prior to conversion. In 2007, the Notes were convertible into a total of 6,858,710 shares of common stock and were included in the diluted earnings per share calculation. The Notes are discussed further in Note 4.

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

In May 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common

KAYDON CORPORATION FORM 10K 35

NOTES TO CONSOLIDATED Financial Statements (continued)

stock provided certain contingencies were met. During 2008 the Notes were converted into 6,858,683 shares of Company common stock which were issued from treasury stock.

Interest expense and amortization of note issuance costs on the Notes was recorded through the applicable conversion dates of the Notes and equaled $9.1 million for 2008, including $3.1 million of additional interest expense and note issuance cost adjustments associated with the retrospective application of new accounting guidance as more fully discussed in Note 1. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The accrued interest liability at the date of the respective Note conversions that totaled $2.3 million was reclassified to paid-in capital in accordance with applicable financial accounting guidance regarding convertible debt. Interest expense and amortization of note issuance costs on the Notes equaled $17.0 million in 2007, including $7.7 million of additional interest associated with the retrospective application of new accounting guidance as more fully discussed in Note 1. Note issuance costs of approximately $6.5 million were amortized over a five-year period ending in May 2008.

The Company has a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuances of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest accrues on borrowings under the credit facility based on the London Interbank Offered Rate. The credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the credit facility agreement. The Company is in compliance with all restrictive covenants contained in the credit facility at December 31, 2009. The Company has available credit under its credit facility of $300.0 million at December 31, 2009.

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

A summary of restricted stock award information for 2009 is as follows:

		Wtd. Avg. Grant
	Restricted	Date Fair Value
	Stock	per Share

Outstanding at January 1, 2009	391,580	$38.33
Granted	99,000	$26.43
Vested	(139,008)	$35.91
Canceled	(5,602)	$35.66

Outstanding at December 31, 2009	345,970	$35.93

Pursuant to the Incentive Plan, the Company granted restricted stock awards for 93,000 shares, 90,790 shares, and 179,980 shares, of Company common stock during 2009, 2008 and 2007, respectively, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 6,000 shares, 6,000 shares and 3,000 shares of Company common stock during 2009, 2008 and 2007, respectively, to non-employee members of the Company’s Board of Directors. During 2008, 741 shares of restricted stock were canceled and 142,485 shares of restricted stock vested. During 2007, 4,419 shares of restricted stock were canceled and 105,812 shares of restricted stock vested. The weighted-average fair value per share of the restricted stock awards granted, on the date of grant, was $43.01 in 2008, and $44.02 in 2007.

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of

36 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

unrecognized compensation cost related to unvested restricted stock awards aggregated $7.7 million at December 31, 2009 and is expected to be amortized over a weighted-average period of 2.4 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $9.4 million at December 31, 2008 and $9.7 million at December 31, 2007. Compensation cost related to restricted stock awards during 2009, 2008, and 2007, was $4.1 million, $4.5 million, and $5.6 million, respectively. Restricted stock awards normally vest annually, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions. The total grant-date fair value of restricted stock that vested during 2009, 2008, and 2007, was $5.0 million, $4.7 million, and $2.9 million, respectively.

Restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. For awards made prior to January 1, 2006, compensation cost associated with these restricted stock awards is being amortized ratably over the awards’ normal five-to ten-year vesting periods, or up to the date of actual retirement of the grantee, when applicable. Compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees.

Pursuant to the Director Deferred Plan, the Company has provided for 19,429 shares, 16,515 shares, and 12,338 shares of Company common stock, known as phantom stock units, as of December 31, 2009, 2008, and 2007, respectively, which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in 2009, $0.2 million in 2008, and $0.1 million in 2007.

Compensation expense related to outstanding stock options totaled $1.3 million in 2009, $1.2 million in 2008, and $0.7 million in 2007.

A summary of stock option information is as follows:

	2009		2008		2007

		Wtd.-Avg.		Wtd.-Avg.		Wtd.-Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	443,750	$41.87	346,500	$40.64	75,250	$28.35
Granted	120,500	$26.70	107,250	$44.22	275,500	$43.73
Canceled	(13,500)	$38.24	—		—
Exercised	(1,000)	$24.25	(10,000)	$24.29	(4,250)	$23.32

Outstanding at End of Year	549,750	$38.67	443,750	$41.87	346,500	$40.64

Exercisable at End of Year	190,250	$41.10	92,600	$37.36	33,900	$26.56

Weighted-Avg. Fair Value of Options Granted	$7.66		$11.22		$12.87

Weighted-Avg. Remaining Contractual Life (years):
Outstanding at End of Year	7.6		8.0		8.5
Exercisable at End of Year	6.8		6.9		5.0

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised totaled less than $0.1 million in 2009, $0.3 million in 2008, and $0.1 million in 2007. The intrinsic value of options outstanding as of

KAYDON CORPORATION FORM 10K 37

NOTES TO CONSOLIDATED Financial Statements (continued)

December 31, 2009 equaled $1.5 million, and the intrinsic value of options exercisable as of December 31, 2009 equaled $0.4 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life, and using historical volatility to project expected volatility:

	2009	2008	2007

Risk-free interest rate	2.2%	3.1%	4.6%
Expected dividend yield	2.6%	1.4%	1.1%
Expected life	6 years	6 years	6 years
Expected volatility	36.2%	25.1%	23.7%

At December 31, 2009, 2,486,747 shares remained available for grant under the Incentive Plan, and 147,900 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

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

The Company sponsors several defined contribution plans for various employee groups. Contributions may be based on a match on employee deferrals or as a percentage of each covered employee’s salary in accordance with the provisions of each plan and totaled $1.3 million, $1.3 million and $1.1 million in 2009, 2008 and 2007, respectively.

The Company maintains several defined benefit pension plans, which cover the majority of all U.S. employees. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment.

The Company provides certain retiree health care and life insurance benefits covering certain U.S. employees. Certain employees are generally eligible for benefits upon retirement or long-term disability and completion of a specified number of years of credited service. These benefits are subject to cost-sharing provisions and other limitations. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company accrues for the cost of providing postretirement benefits for medical, dental and life insurance coverage over the active service period of the employee.

Included in the following table is a non-qualified supplemental pension plan covering certain active and retired employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. This non-qualified plan has no plan assets. The accumulated benefit obligation for this plan was $8.4 million at both December 31, 2009 and December 31, 2008.

38 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation, beginning of period	$(112,454,000)	$(99,531,000)	$(13,257,000)	$(10,419,000)
Service cost	(3,239,000)	(3,577,000)	(295,000)	(363,000)
Interest cost	(6,948,000)	(7,940,000)	(630,000)	(821,000)
Plan amendments	(143,000)	—	2,918,000	—
Actuarial gain/(loss)	(3,122,000)	(8,353,000)	(2,421,000)	(2,135,000)
Benefits paid	5,884,000	6,947,000	302,000	481,000
Liability change due to curtailment	—	—	3,015,000	—

Benefit obligation, December 31	(120,022,000)	(112,454,000)	(10,368,000)	(13,257,000)

Change in Plan Assets:
Fair value of plan assets, beginning of period	72,247,000	99,377,000	—	—
Actual return on plan assets	19,687,000	(33,024,000)	—	—
Company contributions	15,512,000	12,841,000	302,000	481,000
Plan participants’ contributions	—	—	322,000	419,000
Benefits paid	(5,884,000)	(6,947,000)	(624,000)	(900,000)

Fair value of plan assets, December 31	101,562,000	72,247,000	—	—

Net asset (liability), December 31	$(18,460,000)	$(40,207,000)	$(10,368,000)	$(13,257,000)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Employee benefits	$(671,000)	$(674,000)	$(595,000)	$(620,000)
Long-term postretirement and postemployment benefit obligations	$(17,789,000)	$(39,533,000)	$(9,773,000)	$(12,637,000)
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$108,000	$56,000	$(3,440,000)	$(4,738,000)
Net actuarial (gain) loss, net of tax	$27,256,000	$37,262,000	$(1,461,000)	$(4,086,000)

At December 31, 2009 three of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the accumulated benefit obligation (“ABO”) with an aggregate ABO of $48.5 million and plan assets of $46.7 million, and one qualified defined benefit pension plan had plan assets of $54.8 million which exceeded the ABO of $54.6 million. At December 31, 2008, all four of the Company’s qualified defined benefit pension plans had an aggregate ABO of $94.4 million which exceeded the plan assets of $72.2 million. The change in relative plan funding from 2008 to 2009 was due principally to the actual return on plan assets and Company contributions to the qualified plans in 2009, which more than offset the increased ABO.

	Pension Benefits

	2009	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$3,239,000	$2,861,000	$2,770,000
Interest cost	6,948,000	6,352,000	5,838,000
Expected return on plan assets	(5,648,000)	(7,770,000)	(5,461,000)
Amortization of:
Unrecognized net prior service cost	59,000	26,000	33,000
Unrecognized net loss	5,093,000	3,000	1,020,000

Net periodic benefit cost	$9,691,000	$1,472,000	$4,200,000

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.9 million, $0.7 million and $0.3 million in 2009, 2008 and 2007, respectively.

	Postretirement Benefits

	2009	2008	2007

Components of Net Periodic Benefit Cost (Income):
Service cost	$295,000	$291,000	$365,000
Interest cost	630,000	657,000	802,000
Amortization of:
Unrecognized net prior service credit	(1,078,000)	(1,718,000)	(1,759,000)
Unrecognized net gain	(555,000)	(909,000)	(486,000)
Curtailment gain	(7,613,000)	—	—

Net periodic benefit cost (income)	$(8,321,000)	$(1,679,000)	$(1,078,000)

KAYDON CORPORATION FORM 10K 39

NOTES TO CONSOLIDATED Financial Statements (continued)

The factors related to the assumed annual rate of increase in covered health care costs for determining the annual cost and the year end benefit obligation are as follows:

	For determining 2009 cost		For determining 2009 obligation

Assumed health care cost trend rates	Under age 65	Age 65 and over	Under age 65	Age 65 and over

Annual rate of increase for next year	9.0%	10.0%	8.0%	8.5%
Ultimate rate to which the cost trend rate is to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2017	2017

Assumed health care cost trend rates may have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on net service cost and interest cost	$83,000	$(71,000)
Effect on postretirement benefit obligation	$885,000	$(775,000)

The Company made changes to its postretirement benefit plans which resulted in curtailment gains totaling $7.6 million for the year ended December 31, 2009. These gains were recorded as reductions to selling, general and administrative expenses.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2010 include the amortization of unrecognized net loss of $3.5 million related to the pension plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2010 include the amortization of $1.2 million and $0.3 million of the prior service credit and unrecognized net actuarial gain related to the other postretirement benefit plans.

Additional Information:

	Pension Benefits		Postretirement Benefits

	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations
Discount rate – qualified pension plans and postretirement benefit plans	5.93%	6.25%	5.47%	6.25%
Discount rate – non-qualified pension plan	6.05%	6.25%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	6.25%	6.50%	6.23%	6.50%
Discount rate – non-qualified pension plan	6.25%	6.25%	N/A	N/A
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	5.00%	4.00%	5.00%	4.00%

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

The rate of compensation increase used to determine benefit obligations was developed using an age-graded salary scale with a weighted average of 5.00 percent at December 31, 2009 and December 31, 2008. An age-graded salary scale with a weighted average of 5.00 percent was used to determine pension and postretirement benefit costs in 2009. An average rate of compensation increase of 4.00 percent was used to determine pension and postretirement benefit costs in 2008.

The December 31, 2009 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality table with

40 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

future mortality improvement projections to 2010. The December 31, 2008 pension and postretirement benefit obligations and the pension and postretirement net periodic benefit costs in 2009 and 2008 were computed using the RP-2000 Combined Healthy Mortality table with future mortality improvement projections to 2009.

The Company determines the overall expected long-term rate of return for plan assets by evaluating the historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price to earnings ratios and volatility of returns. For various fixed income asset categories expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks, and long-term default rates. For other asset classes, including real estate, expected long-term returns are determined through consideration of certain factors, which may include historical returns, dividend yields, inflation, benchmark returns and net asset values.

Plan assets:

The Company sponsors qualified defined benefit pension plans that provide benefits to participating employees and retirees (collectively, the “Plans”). The assets of the Plans are invested with an investment program objective to maintain a level of plan funding consistent with actuarial recommendations sufficient to fund future pension liabilities, achieve a rate of return that matches or exceeds the benchmark over a full market cycle, and minimize risk for the expected level of return.

The overall investment performance objective for each investment category is to exceed the total fund policy benchmark index return over a market cycle. For investments in domestic equities, fixed income investments and international equities, actively managed investment returns are expected to exceed the designated benchmark index returns over a full market cycle, and indexed investment returns are expected to closely replicate the investment return of the designated benchmark index. To diversify investments and to limit exposure to any one manager, investment style, or security, actively managed domestic equity investments are allocated to investment managers within each sector of the domestic equity market (large capitalization, mid capitalization, and small capitalization stocks).

Effective January 1, 2010 the Company revised the asset allocation policy to transition from the previous allocation of 75 percent equities, 20 percent fixed income investments, and 5 percent real estate, to an asset allocation permitting an allocation of 60 percent equities and 40 percent fixed income investments. The transition to this new allocation during 2010 will provide a more dynamic asset allocation approach which reflects and incorporates plan liabilities to reduce the volatility of plan expense and contributions.

A summary of target and actual allocations of plan assets is as follows:

	Plan Assets at

	December 31,	December 31,	December 31,
	2009	2009	2008
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Asset Category:
Domestic equity – large cap	35%	35%	30%
Domestic equity – mid cap	15%	14%	12%
Domestic equity – small cap	15%	13%	11%
International equity	10%	9%	8%
Core fixed income	16%	19%	17%
High yield bonds	4%	4%	4%
Real estate	5%	5%	4%
Cash	—	1%	14%

Total	100%	100%	100%

At December 31, 2009 plan assets were invested in publicly traded common stocks, publicly traded mutual funds, and cash and cash equivalent balances. All investments were in level 1 of the fair value hierarchy and valued using observable inputs including quoted prices in active markets for identical assets or liabilities.

Total
Fair Value
Measurement at
December 31,
2009

Domestic equity	$62,677,000
International equity	9,647,000
Core fixed income	19,344,000
High yield bonds	4,223,000
Real estate	5,052,000
Cash	619,000

KAYDON CORPORATION FORM 10K 41

NOTES TO CONSOLIDATED Financial Statements (continued)

Cash Flows:

The following are expected net benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2010	$6,245,000	$610,000
2011	$6,502,000	$664,000
2012	$6,786,000	$689,000
2013	$7,040,000	$759,000
2014	$7,391,000	$894,000
2015-2019	$42,763,000	$5,625,000

The Company has included in the postretirement benefits, shown in the table above, the estimated future Medicare Part D direct subsidy payments available under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The Company expects to make cash contributions of approximately $2.9 million to its pension plans in 2010. The Company reviews its funding strategy on an ongoing basis. The Company expects to contribute approximately $0.6 million to its postretirement benefit plans in 2010.

NOTE 8	LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows:

Year ending December 31,
2010	$2,345,000
2011	$1,762,000
2012	$1,588,000
2013	$1,137,000
2014	$1,132,000
Thereafter	$3,646,000

Aggregate rental expense was $2.5 million, $2.3 million and $1.7 million in 2009, 2008 and 2007, respectively.

NOTE 9	INCOME TAXES

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

The components of income before income taxes are as follows:

	2009	2008	2007

Domestic	$60,881,000	$73,542,000	$90,517,000
Foreign	10,747,000	27,466,000	21,586,000

	$71,628,000	$101,008,000	$112,103,000

The provision for income taxes consisted of the following:

	2009	2008	2007

Current:
U.S. Federal	$9,952,000	$15,725,000	$13,324,000
State	963,000	1,863,000	1,206,000
Foreign	2,548,000	7,928,000	6,542,000

	13,463,000	25,516,000	21,072,000

Deferred:
U.S. Federal	11,198,000	9,794,000	16,324,000
State	576,000	930,000	1,155,000
Foreign	435,000	(295,000)	744,000

	12,209,000	10,429,000	18,223,000

	$25,672,000	$35,945,000	$39,295,000

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3	1.9	2.0
U.S. federal tax benefit of domestic production activities deduction	(0.5)	(0.7)	(1.0)
Differences in income taxes on foreign earnings, losses and remittances	(0.5)	(1.1)	(0.4)
Other, net	0.5	0.5	(0.5)

Effective tax rate	35.8%	35.6%	35.1%

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return, and also the subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, and related disclosure.

The Company has liabilities recorded for unrecognized tax benefits totaling $2.5 million as of December 31, 2009, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to

42 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $1.0 million in liabilities for tax related interest and penalties on its consolidated balance sheet, as of December 31, 2009. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2009, 2008, and 2007:

	2009	2008	2007

Unrecognized tax benefits at Beginning of Year	$2,581,000	$2,804,000	$2,563,000
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	150,000	—	388,000
Tax positions taken in a prior period	—	428,000	49,000
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(167,000)	(114,000)	(27,000)
Settlements with taxing authorities	—	(127,000)	—
Lapse of the applicable statute of limitations	(101,000)	(410,000)	(169,000)

Unrecognized tax benefits at End of Year	$2,463,000	$2,581,000	$2,804,000

The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset (liability) as of December 31, 2009 and 2008 were as follows:

	2009	2008

Deferred tax assets:
Postretirement and postemployment benefit obligations	$11,575,000	$21,323,000
Financial accruals and reserves not currently deductible	4,428,000	4,385,000
Inventory basis differences	6,853,000	6,480,000
Foreign operating loss carryforwards	276,000	108,000
Federal tax credit carryforwards	145,000	2,904,000
State tax credit carryforwards	701,000	—
Other	936,000	—

	24,914,000	35,200,000

Valuation allowance	(737,000)	—

	24,177,000	35,200,000

Deferred tax liabilities:
Plant and equipment basis differences	(14,263,000)	(12,059,000)
Intangibles	(11,775,000)	(9,493,000)
Other	—	(303,000)

	(26,038,000)	(21,855,000)

Net deferred tax asset (liability)	$(1,861,000)	$13,345,000

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2006, state examinations for years before 2004, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2007.

The Company had available foreign net operating loss carryforwards of $0.3 million ($0.8 million pre-tax) and $0.1 million ($0.4 million pre-tax) at December 31, 2009 and 2008, respectively. In addition, at December 31, 2008 the Company had federal tax credit carryforwards of $2.9 million, of which $2.8 million were realized at December 31, 2009. The Company had available state tax credit carryforwards of approximately $0.7 million at December 31, 2009. The valuation allowance generally represents state tax credit carryforwards for which utilization is uncertain because it is unlikely that the credits will be utilized given certain projected state tax liabilities, state tax utilization limitations, and limited carryforward periods. Tax benefits of foreign operating loss carryforwards, federal tax credit carryforwards, and state tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period, and other circumstances.

The net deferred tax asset recorded as an other current asset was $8.5 million and $10.8 million at December 31, 2009 and 2008, respectively. The net deferred tax asset recorded as an other liability was

KAYDON CORPORATION FORM 10K 43

NOTES TO CONSOLIDATED Financial Statements (continued)

$10.4 million at December 31, 2009 and as an other asset of $2.6 million at December 31, 2008. Undistributed earnings of foreign subsidiaries were $41.2 million at December 31, 2009. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment. The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount.

During 2009, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying amount) as of the July 31st annual testing date ranged from approximately 22 percent to approximately 475 percent.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. During 2009, trademarks were tested for impairment with no impairment loss being realized.

The Company acquired Avon Bearings Corporation in 2007 valued at $54.4 million, net of $0.5 million of working capital adjustments recorded in 2008. A portion of the purchase price was allocated to various intangible assets including, $9.5 million to customer relationships, $3.3 million to backlog, and $0.2 million to trademarks. The Company recorded goodwill totaling $28.5 million, including purchase price adjustments of $1.1 million recorded in 2008. The intangible assets are being amortized over their respective useful lives. The goodwill is being reported as part of the Company’s Friction Control Products reporting segment and will not be amortized, but is subject to annual impairment testing.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Friction	Velocity
	Control	Control	Sealing
	Products	Products	Products	Other	Total

Balance as of January 1, 2008
Goodwill	$59,890,000	$43,200,000	$186,000	$62,346,000	$165,622,000
Accumulated impairment losses	—	—	—	(18,700,000)	(18,700,000)

	$59,890,000	$43,200,000	$186,000	$43,646,000	$146,922,000
Purchase price adjustment	1,065,000	—	—	—	1,065,000
Effect of foreign currency exchange rate changes	(5,563,000)	—	—	—	(5,563,000)

Balance as of December 31, 2008	$55,392,000	$43,200,000	$186,000	$43,646,000	$142,424,000
Effect of foreign currency exchange rate changes	1,467,000	—	—	—	1,467,000

Balance as of December 31, 2009
Goodwill	$56,859,000	$43,200,000	$186,000	$62,346,000	$162,591,000
Accumulated impairment losses	—	—	—	(18,700,000)	(18,700,000)

Balance as of December 31, 2009	$56,859,000	$43,200,000	$186,000	$43,646,000	$143,891,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002 as a result of the Company’s annual testing of goodwill.

44 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

Other intangible assets are summarized as follows:

	2009		2008

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$14,672,000	$28,194,000	$11,761,000
Patents and developed technology	6,516,000	3,503,000	6,427,000	3,004,000
Backlog	3,300,000	3,219,000	3,300,000	2,519,000
Distributor agreements	374,000	199,000	374,000	162,000
Product names	320,000	163,000	320,000	130,000
Trademarks	200,000	200,000	200,000	97,000

	$38,904,000	$21,956,000	$38,815,000	$17,673,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.5 years. Backlog is being amortized over three years.

	2009	2008
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2008		$5,464,000
For the year ended December 31, 2009		$4,283,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2010		$3,573,000
For the year ending December 31, 2011		$2,265,000
For the year ending December 31, 2012		$1,983,000
For the year ending December 31, 2013		$1,716,000
For the year ending December 31, 2014		$1,418,000

NOTE 11 BUSINESS SEGMENT INFORMATION

The Company operates through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. The Company aggregates these operating segments for reporting purposes. Certain other operating segments do not exhibit the common attributes mentioned above and, therefore, information about them is reported separately. Still other operating segments do not meet the quantitative thresholds for separate disclosure and their information is combined and disclosed as “Other businesses.”

The Company has three reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in alternative energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction, and other industrial applications. Products include anti-friction bearings, split roller bearings, and specialty balls.

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

Other businesses – filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of industrial applications.

The accounting policies of the operating segments are the same as those described in Note 1. Segment performance is evaluated based on segment operating income and segment assets.

Items not allocated to segment operating income include certain amortization and corporate

KAYDON CORPORATION FORM 10K 45

NOTES TO CONSOLIDATED Financial Statements (continued)

administrative expenses, and other amounts. Corporate assets consist of cash and cash equivalents, certain prepaid expenses, other assets and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up. Sales between reporting segments are not material.

Included in net sales were sales to one customer representing 19.2 percent and 12.5 percent of total consolidated net sales in 2009 and 2008, respectively. Certain sales to this customer were included in the Friction Control Products segment, the Sealing Products segment, and in our other businesses. No customer accounted for more than 10 percent of net sales in 2007.

	2009	2008	2007

Net sales
Friction Control Products	$296,420,000	$325,951,000	$261,652,000
Velocity Control Products	46,358,000	69,616,000	63,912,000
Sealing Products	37,832,000	44,985,000	46,687,000
Other businesses	60,535,000	81,822,000	79,131,000

Total consolidated net sales	$441,145,000	$522,374,000	$451,382,000

	2009	2008	2007

Operating income
Friction Control Products	$50,314,000	$73,856,000	$76,956,000
Velocity Control Products	6,488,000	18,045,000	16,240,000
Sealing Products	3,875,000	4,974,000	8,721,000
Other businesses	4,661,000	10,457,000	11,141,000

Total segment operating income	65,338,000	107,332,000	113,058,000
Items not allocated to segment operating income	6,000,000	(1,821,000)	(1,795,000)
Interest expense	(247,000)	(9,363,000)	(17,211,000)
Interest income	537,000	4,860,000	18,051,000

Income before income taxes	$71,628,000	$101,008,000	$112,103,000

Items not allocated to segment operating income in 2009 included curtailment gains totaling $7.6 million related to certain changes in the Company’s postretirement benefit plans. Operating income of the Friction Control Products reporting segment in 2007 included a $5.0 million pre-tax gain on the sale of a component of the segment which was recorded as a reduction in selling, general, and administrative expenses. The component of the segment that was sold was not material to the Company and represented less than one percent of the Company’s net sales and operating income for 2007, and less than one percent of total assets on the date of disposition.

	2009	2008	2007

Depreciation and amortization of intangible assets
Friction Control Products	$17,256,000	$14,727,000	$8,245,000
Velocity Control Products	2,162,000	1,860,000	1,690,000
Sealing Products	840,000	868,000	987,000
Other businesses	3,500,000	3,796,000	3,619,000
Corporate	361,000	394,000	461,000

Total consolidated depreciation and amortization of intangible assets	$24,119,000	$21,645,000	$15,002,000

	2009	2008	2007

Additions to property, plant and equipment
Friction Control Products	$9,745,000	$50,005,000	$46,905,000
Velocity Control Products	985,000	7,805,000	2,474,000
Sealing Products	522,000	763,000	3,193,000
Other businesses	517,000	1,924,000	1,406,000
Corporate	217,000	207,000	266,000

Total consolidated additions to property, plant and equipment	$11,986,000	$60,704,000	$54,244,000

46 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED Financial Statements (continued)

	2009	2008

Total assets
Friction Control Products	$346,266,000	$353,555,000
Velocity Control Products	80,549,000	79,890,000
Sealing Products	22,916,000	25,190,000
Other businesses	81,448,000	85,873,000
Corporate	256,765,000	245,274,000

Total consolidated assets	$787,944,000	$789,782,000

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Long-lived tangible assets are shown based on the physical location of the assets. Amounts in 2008 and 2007 have been adjusted to conform to this presentation. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment:

	2009	2008	2007

Net Sales
United States	$300,126,000	$334,191,000	$308,284,000
Germany	32,213,000	51,313,000	42,007,000
Other Countries	108,806,000	136,870,000	101,091,000

Total	$441,145,000	$522,374,000	$451,382,000

Long-lived Tangible Assets
United States	$86,540,000	$94,444,000	$90,543,000
Mexico	73,029,000	75,461,000	45,319,000
Other Countries	16,160,000	15,752,000	10,439,000

Total	$175,729,000	$185,657,000	$146,301,000

NOTE 12	FAIR VALUE MEASUREMENT

The Company adopted fair value measurement guidance on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. In 2008, the adoption was limited to financial assets and liabilities, and on January 1, 2009, was extended to certain other nonfinancial assets and liabilities, including the Company’s pension assets as more fully described in Note 7. In 2009, the Company liquidated its remaining position of a long-term investment which had been measured at fair value. The Company has no material nonfinancial assets or liabilities recorded at fair value at December 31, 2009.

KAYDON CORPORATION FORM 10K 47

NOTES TO CONSOLIDATED Financial Statements (continued)

NOTE 13	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	ended		ended		ended		ended

	April 4,	March 29,	July 4,	June 28,	October 3,	September 27,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

			(In thousands, except per share data)

Income Statement Data
Net sales	$110,335	$123,284	$98,318	$139,905	$123,637	$126,803	$108,855	$132,382
Gross profit	35,778	47,319	32,352	54,171	38,047	44,533	37,688	46,157
Net income(1)(2)	$10,124	$15,319	$8,359	$19,632	$16,067	$16,335	$11,406	$13,777
Per Share Data
Earnings per share – basic(1)(2)(3)	$0.30	$0.55	$0.25	$0.71	$0.48	$0.54	$0.34	$0.40
Earnings per share – diluted(3)	0.30	0.52	0.25	0.63	0.48	0.50	0.34	0.40
Dividends declared per share	0.17	0.15	0.17	0.15	0.18	0.17	0.18	0.17

(1)	The net income and basic earnings per share include after tax gains related to the curtailment of certain postretirement benefits. These after tax gains equaled $0.6 million, $3.5 million, and $0.8 million for second quarter 2009, third quarter 2009, and fourth quarter 2009, respectively. The basic earnings per share effect equaled $0.02 per share, $0.10 per share, and $0.03 per share for the second quarter 2009, third quarter 2009, and fourth quarter 2009, respectively.

(2)	The 2008 quarterly net income and basic earnings per share include the effect of the retrospective application of accounting guidance adopted as required on January 1, 2009. This guidance, as more fully described in Note 1, related to the Company’s former 4% Contingent Senior Subordinated Notes. The application of this guidance reduced previously reported net income by $1.3 million and $0.7 million for the first quarter and second quarter of 2008, respectively. The application of this guidance also reduced previously reported basic earnings per share by $0.05 and $0.03 for the first quarter and second quarter of 2008, respectively, and had no effect on diluted earnings per share.

(3)	The 2008 quarterly basic earnings per share and diluted earnings per share also include the effect of the retrospective application of accounting guidance adopted, as required, on January 1, 2009 related to certain of the Company’s equity incentive awards, as more fully described in Note 1. The application of this guidance reduced previously reported basic earnings per share by $0.01 per share in each of the first, second, third, and fourth quarters of 2008. The application of this guidance also reduced previously reported diluted earnings per share by $0.01 per share in each of the first, second, and fourth quarters of 2008. The application of this guidance did not change previously reported third quarter 2008 diluted earnings per share.

48 KAYDON CORPORATION FORM 10K

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2010 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2010 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2010 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2010 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2010 and is incorporated herein by reference.

KAYDON CORPORATION FORM 10K 49

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Internal Control

Report of Independent Registered Public Accounting Firm – Financial Statements

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

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

Exhibit
Number		Description of Document

3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3.2		Amended and Restated By-Laws of Kaydon Corporation, (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)
4.1		Rights Agreement dated as of May 4, 2000 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 24, 2000 and incorporated herein by reference)
4.2		Notice Letter dated June 23, 2000 from the Company to Continental Stock Transfer & Trust Company regarding the change of the Rights Agent under the Company’s Rights Agreement dated as of May 4, 2000 (previously filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan, as amended and restated February 19, 2002 (previously filed as Exhibit 4.4 to the Company’s S-8 Registration Statement filed October 8, 2004 and incorporated herein by reference)
10	.1.1*	Fifth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 1, 2004 (previously filed as Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.1.2*	Sixth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2005 (previously filed as Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.1.3*	Seventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 21, 2006 (previously filed as Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference)

50 KAYDON CORPORATION FORM 10K

Exhibit
Number		Description of Document

10	.1.4*	Eighth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated June 5, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)
10	.1.5*	Ninth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective January 1, 2007. (previously filed as Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)
10	.1.6*	Tenth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated November 18, 2008 (previously filed as Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)
10	.1.7*	Eleventh Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective March 29, 2009 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference)
10	.1.8*	Twelfth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan effective September 14, 2009 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 and incorporated herein by reference)
10	.1.9*	Thirteenth Amendment to the Kaydon Corporation Employee Stock Ownership and Thrift Plan dated December 22, 2009
10	.2*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)
10	.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.1*	Forms of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.2*	Form of non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.3*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.4*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.7*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10.9		Amended and Restated Credit Agreement dated as of July 12, 2005 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Comerica Bank and SunTrust Bank, as Documentation Agents, J.P. Morgan Securities, Inc., as Joint Lead Arranger and Sole Book Runner and Wachovia Capital Markets, LLC, as Joint Lead Arranger (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed July 15, 2005 and incorporated herein by reference)
10	.10*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.11*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.11.1*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.11.2*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.12*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

KAYDON CORPORATION FORM 10K 51

Exhibit
Number		Description of Document

10	.13*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.14*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.15*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.16*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.17*	Employment Continuation, Consulting and Non-Compete Agreement between Kaydon Corporation and Kenneth W. Crawford dated January 27, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated by reference)
10	.18*	Change in Control Compensation Agreement between the Company and Donald Buzinkai, dated June 11, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2009 and incorporated herein by reference)
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

52 KAYDON CORPORATION FORM 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 26, 2010	By: /s/ James O’Leary James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2010	By: /s/ Peter C. DeChants Peter C. DeChants Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2010	By: /s/ Donald I. Buzinkai Donald I. Buzinkai Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark A. Alexander Mark A. Alexander Director	Date: February 26, 2010

/s/ David A. Brandon David A. Brandon Director	Date: February 26, 2010

/s/ Patrick P. Coyne Patrick P. Coyne Director	Date: February 26, 2010

/s/ William K. Gerber William K. Gerber Director	Date: February 26, 2010

/s/ Timothy J. O’Donovan Timothy J. O’Donovan Director	Date: February 26, 2010

/s/ James O’Leary James O’Leary Chairman	Date: February 26, 2010

/s/ Thomas C. Sullivan Thomas C. Sullivan Director	Date: February 26, 2010

KAYDON CORPORATION FORM 10K 53

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2009	$991,000	$629,000	$(437,000)	$1,183,000
2008	$826,000	$413,000	$(248,000)	$991,000
2007	$1,029,000	$(50,000)	$(153,000)	$826,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2009	$17,236,000	$(394,000)	$(933,000)	$15,909,000
2008	$13,671,000	$4,141,000	$(576,000)	$17,236,000
2007	$13,561,000	$595,000	$(485,000)	$13,671,000

(B)	Deductions, representing disposal of physical inventories previously reserved, and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses(C)	Deductions(C)	End of Period

Deferred tax assets — valuation allowance:
2009	$—	$737,000	$—	$737,000

(C)	Charges to Costs and Expenses, representing state tax credit and federal state tax credit carryforwards established in 2009. No deductions were recorded in 2009.

54 KAYDON CORPORATION FORM 10K