Form 10-Q
period 2010-04-03
KAYDON CORP
filed 2010-05-05
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended April 3, 2010	Commission File No. 1-11333
KAYDON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 300, 315 E. Eisenhower Parkway, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     Common Stock Outstanding at May 3, 2010 – 33,445,927 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010

ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	April 3, 2010	December 31, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$275,013,000	$262,403,000
Accounts receivable, net	83,983,000	77,977,000
Inventories, net	87,083,000	88,796,000
Other current assets	14,716,000	16,601,000

Total current assets	460,795,000	445,777,000

Property, plant and equipment, net	171,981,000	175,716,000
Goodwill, net	143,199,000	143,891,000
Other intangible assets, net	20,601,000	21,552,000
Other assets	1,040,000	1,008,000

Total assets	$797,616,000	$787,944,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$22,568,000	$21,353,000
Salaries and wages	7,390,000	5,087,000
Taxes payable	6,743,000	2,473,000
Other accrued expenses	21,357,000	19,171,000

Total current liabilities	58,058,000	48,084,000

Long-term postretirement and postemployment benefit obligations	29,297,000	28,669,000
Other long-term liabilities	11,395,000	11,226,000

Total long-term liabilities	40,692,000	39,895,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	695,173,000	696,272,000

Total shareholders’ equity	698,866,000	699,965,000

Total liabilities and shareholders’ equity	$797,616,000	$787,944,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter Ended
	April 3, 2010	April 4, 2009

Net sales	$119,245,000	$110,335,000
Cost of sales	77,476,000	74,557,000

Gross profit	41,769,000	35,778,000
Selling, general and administrative expenses	22,087,000	20,258,000

Operating income	19,682,000	15,520,000
Interest expense	(62,000)	(62,000)
Interest income	24,000	130,000

Income before income taxes	19,644,000	15,588,000
Provision for income taxes	5,817,000	5,464,000

Net income	$13,827,000	$10,124,000

Earnings per share:
Basic	$0.41	$0.30

Diluted	$0.41	$0.30

Dividends declared per share	$0.18	$0.17

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Net income	$13,827,000	$10,124,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,031,000	4,694,000
Amortization of intangible assets	971,000	1,070,000
Amortization of stock awards	1,072,000	1,035,000
Stock option compensation expense	297,000	330,000
Excess tax benefits from stock-based compensation	(62,000)	22,000
Deferred financing fees	62,000	62,000
Net change in receivables, inventories and trade payables	(3,805,000)	(14,119,000)
Net change in other assets and liabilities	12,234,000	3,416,000

Net cash from operating activities	29,627,000	6,634,000

Cash flows from investing activities:
Capital expenditures	(1,700,000)	(5,382,000)
Dispositions of property, plant and equipment	21,000	6,000
Proceeds from sales of investments	0	1,416,000

Net cash used in investing activities	(1,679,000)	(3,960,000)

Cash flows from financing activities:
Cash dividends paid	(6,043,000)	(5,750,000)
Purchase of treasury stock	(7,515,000)	(8,871,000)
Excess tax benefits from stock-based compensation	62,000	(22,000)
Proceeds from exercise of stock options	7,000	0

Cash used in financing activities	(13,489,000)	(14,643,000)

Effect of exchange rate changes on cash and cash equivalents	(1,849,000)	(682,000)

Net increase (decrease) in cash and cash equivalents	12,610,000	(12,651,000)

Cash and cash equivalents – Beginning of period	262,403,000	232,998,000

Cash and cash equivalents – End of period	$275,013,000	$220,347,000

Cash paid for income taxes	$745,000	$2,391,000

Cash paid for interest	0	0

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation:
The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2009 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2010.
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	April 3, 2010	December 31, 2009

Cash and cash equivalents:
Money market and other short-term funds	$245,735,000	$248,091,000
Time deposits, other interest bearing accounts, and other cash	29,278,000	14,312,000

Cash and cash equivalents	$275,013,000	$262,403,000

(3) Inventories:

	April 3, 2010	December 31, 2009

Raw material	$32,912,000	$32,933,000
Work in process	24,885,000	22,857,000
Finished goods	29,286,000	33,006,000

	$87,083,000	$88,796,000

(4) Comprehensive Income:
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and from circumstances involving non-owner sources. For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of foreign currency translation adjustments. Other comprehensive income (loss), net of tax, was approximately $(2.8) million and $(2.8) million, for the quarters ended April 3, 2010 and April 4, 2009, respectively, resulting in comprehensive income of $11.0 million and $7.3 million for the quarters ended April 3, 2010 and April 4, 2009, respectively.

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	First Quarter Ended
	April 3, 2010	April 4, 2009

Earnings per share — Basic
Net income	$13,827,000	$10,124,000
Less: Net earnings allocated to participating securities – Basic	(147,000)	(114,000)

Income available to common shareholders – Basic	$13,680,000	$10,010,000
Weighted average common shares outstanding – Basic	33,273,000	33,323,000

Earnings per share – Basic	$0.41	$0.30

Earnings per share — Diluted
Net income	$13,827,000	$10,124,000
Less: Net earnings allocated to participating securities – Diluted	(147,000)	(114,000)

Income available to common shareholders – Diluted	$13,680,000	$10,010,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,273,000	33,323,000
Potential dilutive shares resulting from stock options	24,000	7,000

Weighted average common shares outstanding – Diluted	33,297,000	33,330,000

Earnings per share — Diluted	$0.41	$0.30

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices of these options were greater than the average market price of the common shares. In the first quarter of 2010, options to purchase 385,500 shares at an average price of $43.87 per share were excluded. In the first quarter of 2009, options to purchase 396,750 shares at an average price of $43.79 per share were excluded.
(6) Business Segment Information:
The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment are combined and disclosed as “Other Industrial Products.” The Company’s Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment; therefore its results are shown in the “Other Industrial Products” caption. Prior period results have been reclassified to conform to this presentation. Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

	First Quarter Ended
	April 3, 2010	April 4, 2009

Net sales
Friction Control Products	$79,782,000	$72,195,000
Velocity Control Products	14,233,000	12,159,000
Other Industrial Products	25,230,000	25,981,000

Total consolidated net sales	$119,245,000	$110,335,000

	First Quarter Ended
	April 3, 2010	April 4, 2009

Operating income
Friction Control Products	$16,544,000	$12,482,000
Velocity Control Products	3,375,000	2,176,000
Other Industrial Products	1,306,000	1,353,000

Total segment operating income	21,225,000	16,011,000

Items not allocated to segment operating income	(1,543,000)	(491,000)

Interest expense	(62,000)	(62,000)
Interest income	24,000	130,000

Income before income taxes	$19,644,000	$15,588,000

(7) Long-term Debt:
The Company has a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility provides for borrowings and issuance of letters of credit by the Company and its subsidiaries in various currencies for general corporate purposes, including acquisitions. The credit facility matures on July 12, 2010 and is guaranteed by the Company and certain of the Company’s domestic subsidiaries. Interest expense incurred on borrowings under the revolving credit facility is based on the London Interbank Offered Rate. The revolving credit facility contains restrictive financial covenants on a consolidated basis including leverage and coverage ratios, utilizing measures of earnings and interest expense as defined in the revolving credit facility agreement. Under the leverage ratio restriction, the Company may not allow the ratio of total indebtedness, net of domestic cash in excess of $15.0 million, to adjusted earnings before interest expense, taxes, depreciation and amortization to exceed 3.5 to 1.0. Under the interest coverage ratio restriction, the Company may not allow the ratio of adjusted earnings before interest expense and taxes to interest expense to be less than 3.0 to 1.0. The Company was in compliance with all restrictive covenants contained in the revolving credit facility at April 3, 2010. The Company had available credit under its revolving credit facility of $300.0 million at April 3, 2010.
(8) Goodwill and Other Intangible Assets:
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
The changes in the carrying amount of goodwill for the quarter ended April 3, 2010, were as follows:

	Friction	Velocity	Other
	Control	Control	Industrial
	Products	Products	Products	Total

Balance as of January 1, 2010
Goodwill	$56,859,000	$43,200,000	$62,532,000	$162,591,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,859,000	$43,200,000	$43,832,000	$143,891,000
Effect of foreign currency exchange rate changes	(692,000)	0	0	(692,000)
Balance as of April 3, 2010
Goodwill	$56,167,000	$43,200,000	$62,532,000	$161,899,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,167,000	$43,200,000	$43,832,000	$143,199,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002 as a result of the Company’s annual testing of goodwill.
Other intangible assets are summarized as follows:

	April 3, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$15,488,000	$28,194,000	$14,672,000
Patents and developed technology	6,536,000	3,622,000	6,516,000	3,503,000
Backlog	3,300,000	3,239,000	3,300,000	3,219,000
Distributor agreements	374,000	208,000	374,000	199,000
Product names	320,000	170,000	320,000	163,000

	$38,724,000	$22,727,000	$38,704,000	$21,756,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.5 years. Backlog is being amortized over three years.

	April 3, 2010	December 31, 2009
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first quarter ended April 3, 2010	$971,000
For the first quarter ended April 4, 2009	$1,070,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2010	$3,577,000
For the year ending December 31, 2011	$2,265,000
For the year ending December 31, 2012	$1,983,000
For the year ending December 31, 2013	$1,716,000
For the year ending December 31, 2014	$1,418,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
Pension Benefits	April 3, 2010	April 4, 2009

Service cost	$831,000	$791,000
Interest cost	1,738,000	1,712,000
Expected return on plan assets	(1,921,000)	(1,411,000)
Amortization of:
Unrecognized net prior service cost	16,000	3,000
Unrecognized net loss	870,000	1,265,000

Total	$1,534,000	$2,360,000

	First Quarter Ended
Postretirement Benefits	April 3, 2010	April 4, 2009

Service cost	$62,000	$79,000
Interest cost	136,000	172,000
Amortization of:
Unrecognized net prior service cost	(289,000)	(301,000)
Unrecognized net gain	(75,000)	(128,000)

Total	$(166,000)	$(178,000)

During 2009, the Company contributed $14.8 million to its qualified pension plans. No contributions were made to the Company’s qualified pension plans in the first quarter of 2010. The Company expects to contribute $2.9 million to its pension plans in 2010, and reviews its funding strategy on an ongoing basis.

(10) Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first quarter of 2010 is as follows:

	First Quarter Ended
	April 3, 2010
		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2010	345,970	$35.93
Granted	119,500	$34.70
Vested	(131,486)	$35.04
Canceled	(5,003)	$34.38

Outstanding at April 3, 2010	328,981	$35.87

Compensation expense related to restricted stock awards was $1.1 million and $1.0 million in the first quarter of 2010 and in the first quarter of 2009, respectively.
A summary of stock option information for the first quarter of 2010 is as follows:

	First Quarter Ended
	April 3, 2010
		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2010	549,750	$38.67
Granted	67,500	$34.70
Canceled	(21,000)	$25.58
Exercised	(250)	$28.41

Outstanding at April 3, 2010	596,000	$38.68

Exercisable at April 3, 2010	271,400	$40.60

Weighted-Avg. Fair Value of Options Granted	$10.42

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at April 3, 2010	7.5
Exercisable at April 3, 2010	6.8
The exercise price of each fixed option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10 percent, 20 percent, or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to fixed stock options was $0.3 million in the first quarter of 2010 and $0.3 million in the first quarter of 2009. The aggregate intrinsic value of options outstanding at April 3, 2010 was $1.9 million.
In the full year of 2009 a total of 139,008 shares of common stock were issued upon vesting of restricted stock awards and a total of 1,000 shares were issued upon exercise of stock options.

(11) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. In 2008, the adoption was limited to financial assets and liabilities, and on January 1, 2009, it was extended to certain other nonfinancial assets and liabilities. In 2009, the Company liquidated its remaining position in a long-term investment which had been measured at fair value. The Company had no material nonfinancial assets or liabilities recorded at fair value at April 3, 2010.
(12) Other Matters:
At April 3, 2010, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company because it claims that certain field performance issues of the customer’s product are attributable to the quality of the Company’s bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter a mediation process, and if necessary, binding arbitration. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter, thus both parties are preparing for an arbitration process that the Company expects will be completed in the next year. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit.
(13) Taxes:
The effective tax rate for the first quarter of 2010 net of discrete items equaled 29.6 percent compared to 35.1 percent in the first quarter of 2009. Discrete items recorded in the first quarter of 2010 resulted in a net benefit of $0.5 million, or $0.01 per share on a diluted basis, and included a qualifying advanced energy investment tax credit of $1.4 million that was partly offset by an adjustment of $0.3 million for the reduced deductibility of postretirement prescription drug coverage related to Medicare Part D subsidies under the Patient Protection and Affordable Care Act, and other adjustments to deferred tax assets. Excluding discrete items, the projected full year 2010 tax rate was calculated to be 31.5 percent with the decrease from the prior year being largely attributable to the tax effect of the Company’s planned permanent reinvestment of earnings of certain international operations and the full phase-in of the Domestic Manufacturing Deduction.
(14) Impact of Recently Issued Accounting Pronouncements:
No recently issued accounting pronouncements had a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom-engineered, performance-critical products, supplying a broad and diverse group of alternative energy, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter. In the first quarter of 2010, the economy began to show signs of recovery from the global recessionary conditions that impacted the economy during the second half of 2008, and virtually all of 2009, as incoming orders and sales volumes increased in many of our key industrial markets. However, meaningful growth in 2010 remains dependent on continued improvements in economic conditions and a resulting increase in our customers’ capital spending.
With respect to the wind energy market, while the first quarter of 2010 reflected sequential and year-over-year quarterly sales growth, it is important to note that the longer term outlook will be heavily influenced by government policy and increased demand for electricity from a continued economic recovery. While shipments to the wind energy market continue to be subject to our customers’ delivery schedules, we expect 2010 sales to the wind energy market comparable to the level attained in 2009.
At April 3, 2010, our current ratio was 7.9 to 1 and working capital totaled $402.7 million. We believe that our current cash and cash equivalents balance of $275.0 million at April 3, 2010, and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, our future performance will be impacted by general economic conditions, the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and our 2009 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding our results of operations, our financial position, cash flows, capital structure and other relevant financial information.
Results of Operations

	For the first quarters ended
	April 3,	% of	April 4,	% of
Dollars in millions, except per share amounts	2010	Sales	2009	Sales

Net sales	$119.2		$110.3
Cost of sales	77.5		74.6

Gross profit	41.8	35.0%	35.8	32.4%
Selling, general and administrative expenses	22.1	18.5%	20.3	18.4%

Operating income	19.7	16.5%	15.5	14.1%
Interest, net	0.0		0.1

Income before income taxes	19.6		15.6
Provision for income taxes	5.8		5.5

Net income	$13.8		$10.1

Earnings per share:
Basic	$0.41		$0.30

Diluted	$0.41		$0.30

Amounts and percentages in the above table may not total due to rounding.
Sales during the first quarter of 2010 increased $8.9 million or 8.1% compared to the first quarter of 2009. This represents the first year-over-year increase in sales since the fourth quarter of 2008. The increase was attributable to $8.4 million in increased sales to customers in the strategically important wind energy market with the remainder of the increase principally due to a $0.9 million favorable impact of changes in foreign exchange rates partially offset by $0.3 million in reduced pricing to industrial markets. The $8.4 million increase in sales to wind energy customers was comprised of $16.5 million in increased volume, partially offset by $8.1 million in pricing adjustments contractually tied to raw material cost decreases.
Gross profit during the first quarter of 2010 increased $6.0 million over the first quarter of 2009 with $4.6 million of the increase attributable to increased sales volume and $2.0 million due to net cost reductions. These items were offset in part by a combined $0.6 million in unfavorable product mix, reduced pricing and other items.
Selling, general, and administrative expenses were $22.1 million or 18.5 percent of sales during the first quarter of 2010, compared to $20.3 million or 18.4 percent of sales in the first quarter of 2009. The $1.8 million increase was attributable to a $1.2 million increase in accrued incentive compensation expense associated with the anticipated achievement of certain incentive compensation related targets in 2010 while similar targets were not expected to be achieved in 2009, and $0.9 million in professional fees accrued in the first quarter of 2010 related to the expected resolution of a dispute with a wind energy customer through binding arbitration (see Note 12 to the Consolidated Condensed Financial Statements contained in Item 1. Financial Statements), partially offset by $0.3 million in net other reductions.
The Company’s operating income was $19.7 million in the first quarter of 2010 compared to $15.5 million in the first quarter of 2009, as the increased gross profit more than offset the increased selling, general, and administrative expenses.
During the first quarter of 2010, interest income was less than $0.1 million on average investment balances of $246.4 million. Interest income in the first quarter of 2009 was approximately $0.1 million on average investment balances of $219.3 million. Interest rates on our investments, principally in low yielding treasury money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
We did not have any debt outstanding during the first quarters of 2010 and 2009. Interest expense of $0.1 million in both periods represents the amortization of costs associated with our credit facility.
The effective tax rate for the first quarter of 2010 net of discrete items equaled 29.6 percent compared to 35.1 percent in the first quarter of 2009. Discrete items recorded in the first quarter of 2010 resulted in a net benefit of $0.5 million, or $0.01 per share on a diluted basis, and included a qualifying advanced energy investment tax credit of $1.4 million that was partly offset by an adjustment of $0.3 million for the reduced deductibility of postretirement prescription drug coverage related to Medicare Part D subsidies under the Patient Protection and Affordable Care Act, and other adjustments to deferred tax assets. Excluding discrete items, the projected full year 2010 tax rate was calculated to be 31.5 percent with the decrease from the prior year being largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations and the full phase-in of the Domestic Manufacturing Deduction.
Net income for the first quarter was $13.8 million, or $0.41 per share on a diluted basis, as compared to net income for the first quarter of 2009 of $10.1 million, or $0.30 per share on a diluted basis.
Results of Business Segments
The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment are combined and disclosed as “Other Industrial Products.” The Company’s Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment; therefore its results are shown in the “Other Industrial Products” caption. Prior period results have been reclassified to conform to this presentation. Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	For the first quarter ended
	April 3,	April 4,	%
Dollars in millions	2010	2009	Change

Sales	$79.8	$72.2	10.5%
Operating Income	$16.5	$12.5	32.5%
Operating Margin	20.7%	17.3%
During the first quarter of 2010 sales from our Friction Control Products reporting segment increased $7.6 million to $79.8 million compared to the first quarter of 2009. The increase is due to $8.4 million in increased sales to wind energy customers and a favorable $0.4 million effect from changes in foreign exchange rates, partially offset by $1.1 million in price declines to non-wind energy customers and a net decrease of $0.1 million in sales volume to other end markets, as declines in heavy equipment sensitive markets were substantially offset by increased demand in the semiconductor and military bearings markets. The $8.4 million increase in sales to wind energy customers was comprised of $16.5 million in increased volume, partially offset by $8.1 million in pricing adjustments contractually tied to raw material cost decreases.
During the first quarter of 2010 operating income for the segment increased $4.0 million to $16.5 million compared to the first quarter of 2009. Of such increase, $4.8 million was attributable to increased sales volume and $0.4 million was attributable to net cost reductions. These operating income increases were partly offset by $1.1 million in reduced pricing.
Velocity Control Products

	For the first quarter ended
	April 3,	April 4,	%
Dollars in millions	2010	2009	Change

Sales	$14.2	$12.2	17.1%
Operating Income	$3.4	$2.2	55.1%
Operating Margin	23.7%	17.9%
During the first quarter of 2010 sales from our Velocity Control Products reporting segment increased $2.0 million to $14.2 million compared to the first quarter of 2009. The increase was due to $1.1 million in increased volumes to North American and European markets, a favorable $0.5 million effect from changes in foreign exchange rates and $0.4 million in price increases initiated at the end of the first quarter of 2009.
During the first quarter of 2010 operating income for the segment increased $1.2 million to $3.4 million compared to the first quarter of 2009. The increase was attributable to $0.4 million in increased pricing, $0.6 million in net cost reductions and $0.2 million associated with increased sales volume.
Other Industrial Products

	For the first quarter ended
	April 3,	April 4,	%
Dollars in millions	2010	2009	Change

Sales	$25.2	$26.0	(2.9)%
Operating Income	$1.3	$1.4	(3.5)%
Operating Margin	5.2%	5.2%
First quarter 2010 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, decreased $0.8 million to $25.2 million compared to the first quarter of 2009. The decrease was primarily due to sales declines in sealing products of $1.5 million and metal forming equipment of $0.7 million which offset sales increases of $1.1 million in air and liquid filtration products and $0.3 million in metal alloy products.
Operating income of Other Industrial Products equaled $1.3 million during the first quarter of 2010, consistent with the $1.4 million of operating income earned during the comparable period last year. Both shipments and operating income were negatively affected by disruptions associated with the record Mid-Atlantic snowfall in the first quarter of 2010 which resulted in six lost shipping days at our sealing products facility.
Liquidity and Capital Resources
At April 3, 2010, the Company’s current ratio was 7.9 to 1 and working capital totaled $402.7 million, including $275.0 million of cash and cash equivalents. At December 31, 2009, the current ratio was 9.3 to 1 and working capital totaled $397.7 million, including cash and cash equivalents of $262.4 million.
Net cash from operating activities during the first quarter of 2010 equaled $29.6 million, compared to first quarter 2009 net cash from operating activities of $6.6 million. The year-over-year increase was principally attributable to improved earnings of $3.7 million, a $10.3 million reduction in the use of cash associated with our management of accounts receivable, inventory and trade payables and an $8.8 million increase in cash flow associated with a net change in other assets and liabilities which was principally due to an increase in accrued expenses and reduced tax payments.
Net inventories at April 3, 2010 were $87.1 million, a decrease of $1.7 million from the $88.8 million of inventory at December 31, 2009. First quarter 2010 inventory turns improved to 3.6 turns from 2.6 turns in the first quarter of 2009 due to the improved management of our inventory levels relative to the timing of shipments of product to customers.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of April 3, 2010 is fully realizable. As such we have not established any reserve for inventory or any allowance for doubtful accounts related to wind energy customers as of April 3, 2010.
At April 3, 2010, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us because the customer claims that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter, thus both parties are preparing for an arbitration process that we expect will be completed in the next year. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit.
During the first quarter of 2010 we paid cash dividends of $6.0 million compared to $5.8 million in the first quarter of 2009, reflecting an increased dividend rate of $0.18 per common share paid in the first quarter of 2010 compared to the dividend rate of $0.17 per common share paid in the first quarter of 2009. During the first quarter of 2010 we also paid $7.5 million to repurchase 207,437 shares of common stock compared to $8.9 million to repurchase 314,047 shares of common stock in the first quarter of 2009.
Management expects that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our objectives, including strategic acquisitions.
Outlook
While we believe that economic conditions are improving as evidenced by our improved order rate, we still believe conditions are weaker than before the downturn. While business conditions in the last year were challenging, we are beginning to realize some of the benefits of the cost containment efforts initiated during the recession. Consequently, we believe that we are well positioned to benefit if industrial market improvement continues.

With respect to the wind energy market, as noted above, growth in this market will depend on both increased demand for electricity as the economy recovers, and the potential impact of anticipated legislative action. For 2010, we expect shipments to wind energy customers to be comparable to the level attained in 2009.
Our strong balance sheet and leadership positions should allow us to take advantage of improving conditions through the remainder of 2010.
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
The Company continually evaluates the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from the current estimates made by the Company. The Company’s critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report.
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
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2010:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

January 1 to January 30	35,574	$36.17	35,574	2,993,609
January 31 to February 27	0	0	0	2,993,609
February 28 to April 3	171,863	$36.24	171,863	2,821,746

Total	207,437	$36.23	207,437	2,821,746

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Fourteenth Amendment to the Amended and Restated Kaydon Employee Stock Ownership and Thrift Plan Effective January 4, 2010

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
May 5, 2010	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

May 5, 2010	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Chief Accounting Officer