Form 10-Q
period 2010-07-03
KAYDON CORP
filed 2010-08-03
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended July 3, 2010
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
Yes ☐     No ☑
   Common Stock Outstanding at July 30, 2010 – 33,450,273 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	July 3, 2010	December 31, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$283,696,000	$262,403,000
Accounts receivable, net	85,186,000	77,977,000
Inventories, net	91,859,000	88,796,000
Other current assets	12,661,000	16,601,000

Total current assets	473,402,000	445,777,000

Property, plant and equipment, net	171,948,000	175,716,000
Goodwill, net	143,139,000	143,891,000
Other intangible assets, net	19,751,000	21,552,000
Other assets	1,122,000	1,008,000

Total assets	$809,362,000	$787,944,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$26,055,000	$21,353,000
Salaries and wages	8,834,000	5,087,000
Taxes payable	4,440,000	2,473,000
Other accrued expenses	23,244,000	19,171,000

Total current liabilities	62,573,000	48,084,000

Long-term postretirement and postemployment benefit obligations	26,156,000	28,669,000
Other long-term liabilities	11,370,000	11,226,000

Total long-term liabilities	37,526,000	39,895,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	705,570,000	696,272,000

Total shareholders’ equity	709,263,000	699,965,000

Total liabilities and shareholders’ equity	$809,362,000	$787,944,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		First Half Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$121,500,000	$98,318,000	$240,745,000	$208,653,000
Cost of sales	75,563,000	65,966,000	153,039,000	140,523,000

Gross profit	45,937,000	32,352,000	87,706,000	68,130,000
Selling, general and administrative expenses	19,679,000	19,124,000	41,766,000	39,382,000

Operating income	26,258,000	13,228,000	45,940,000	28,748,000
Interest expense	(62,000)	(61,000)	(124,000)	(123,000)
Interest income	98,000	109,000	122,000	239,000

Income before income taxes	26,294,000	13,276,000	45,938,000	28,864,000
Provision for income taxes	8,478,000	4,917,000	14,295,000	10,381,000

Net income	$17,816,000	$8,359,000	$31,643,000	$18,483,000

Earnings per share:
Basic	$0.53	$0.25	$0.94	$0.55

Diluted	$0.53	$0.25	$0.94	$0.55

Dividends declared per share	$0.18	$0.17	$0.36	$0.34

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 3, 2010	July 4, 2009

Cash flows from operating activities:
Net income	$31,643,000	$18,483,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,023,000	9,575,000
Amortization of intangible assets	1,842,000	2,140,000
Amortization of stock awards	2,144,000	2,070,000
Stock option compensation expense	670,000	692,000
Excess tax benefits from stock-based compensation	(124,000)	43,000
Deferred financing fees	124,000	124,000
Non-cash postretirement benefits curtailment gain	(3,066,000)	(910,000)
Contributions to qualified pension plans	(657,000)	(14,846,000)
Net change in receivables, inventories and trade payables	(6,714,000)	(17,769,000)
Net change in other assets and liabilities	16,167,000	3,178,000

Net cash from operating activities	52,052,000	2,780,000

Cash flows from investing activities:
Capital expenditures	(7,191,000)	(7,699,000)
Dispositions of property, plant and equipment	40,000	110,000
Proceeds from sales of investments	0	1,893,000

Net cash used in investing activities	(7,151,000)	(5,696,000)

Cash flows from financing activities:
Cash dividends paid	(12,100,000)	(11,457,000)
Purchase of treasury stock	(8,789,000)	(8,871,000)
Excess tax benefits from stock-based compensation	124,000	(43,000)
Proceeds from exercise of stock options	55,000	0

Net cash used in financing activities	(20,710,000)	(20,371,000)

Effect of exchange rate changes on cash and cash equivalents	(2,898,000)	956,000

Net increase (decrease) in cash and cash equivalents	21,293,000	(22,331,000)

Cash and cash equivalents – Beginning of period	262,403,000	232,998,000

Cash and cash equivalents – End of period	$283,696,000	$210,667,000

Cash paid for income taxes	$7,890,000	$6,918,000

Cash paid for interest	0	0

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
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	July 3, 2010	December 31, 2009

Cash and cash equivalents:
Money market and other short-term funds	$257,978,000	$248,091,000
Time deposits, other interest bearing accounts, and other cash	25,718,000	14,312,000

	$283,696,000	$262,403,000

(3) Inventories:

	July 3, 2010	December 31, 2009

Raw material	$36,389,000	$32,933,000
Work in process	26,859,000	22,857,000
Finished goods	28,611,000	33,006,000

	$91,859,000	$88,796,000

(4) Comprehensive Income:
For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of foreign currency translation adjustments.

	Second Quarter Ended		First Half Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$17,816,000	$8,359,000	$31,643,000	$18,483,000
Other comprehensive income (loss)	(1,711,000)	6,198,000	(4,540,000)	3,388,000

Comprehensive income	$16,105,000	$14,557,000	$27,103,000	$21,871,000

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Second Quarter Ended
	July 3, 2010	July 4, 2009

Earnings per share — Basic
Net income	$17,816,000	$8,359,000
Less: Net earnings allocated to participating securities — Basic	(187,000)	(89,000)

Income available to common shareholders — Basic	$17,629,000	$8,270,000
Weighted average common shares outstanding — Basic	33,119,000	33,225,000

Earnings per share — Basic	$0.53	$0.25

Earnings per share — Diluted
Net income	$17,816,000	$8,359,000
Less: Net earnings allocated to participating securities — Diluted	(187,000)	(89,000)

Income available to common shareholders — Diluted	$17,629,000	$8,270,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,119,000	33,225,000
Potential dilutive shares resulting from stock options	28,000	13,000

Weighted average common shares outstanding — Diluted	33,147,000	33,238,000

Earnings per share — Diluted	$0.53	$0.25

	First Half Ended
	July 3, 2010	July 4, 2009

Earnings per share — Basic
Net income	$31,643,000	$18,483,000
Less: Net earnings allocated to participating securities — Basic	(339,000)	(211,000)

Income available to common shareholders — Basic	$31,304,000	$18,272,000
Weighted average common shares outstanding — Basic	33,225,000	33,274,000

Earnings per share — Basic	$0.94	$0.55

Earnings per share — Diluted
Net income	$31,643,000	$18,483,000
Less: Net earnings allocated to participating securities — Diluted	(339,000)	(211,000)

Income available to common shareholders — Diluted	$31,304,000	$18,272,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,225,000	33,274,000
Potential dilutive shares resulting from stock options	28,000	13,000

Weighted average common shares outstanding — Diluted	33,253,000	33,287,000

Earnings per share — Diluted	$0.94	$0.55

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below:

	Second Quarter Ended		First Half Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Shares excluded	385,500	406,500	385,500	406,500
Average exercise price	$43.87	$43.29	$43.87	$43.29
(6) Business Segment Information:
The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” The Company’s Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment; therefore its results are included in “Other Industrial Products.” Prior period results have been reclassified to conform to this presentation. Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts.

	Second Quarter Ended		First Half Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales
Friction Control Products	$79,692,000	$64,220,000	$159,474,000	$136,415,000
Velocity Control Products	15,114,000	10,241,000	29,347,000	22,400,000
Other Industrial Products	26,694,000	23,857,000	51,924,000	49,838,000

Total consolidated net sales	$121,500,000	$98,318,000	$240,745,000	$208,653,000

	Second Quarter Ended		First Half Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Operating income
Friction Control Products	$20,339,000	$9,759,000	$36,883,000	$22,241,000
Velocity Control Products	3,952,000	891,000	7,327,000	3,067,000
Other Industrial Products	2,813,000	1,886,000	4,119,000	3,239,000

Total segment operating income	27,104,000	12,536,000	48,329,000	28,547,000

Items not allocated to segment operating income	(846,000)	692,000	(2,389,000)	201,000

Interest expense	(62,000)	(61,000)	(124,000)	(123,000)
Interest income	98,000	109,000	122,000	239,000

Income before income taxes	$26,294,000	$13,276,000	$45,938,000	$28,864,000

Items not allocated to segment operating income included postretirement benefit curtailment gains of $3.1 million in both the second quarter and first half of 2010 and $0.9 million in both the second quarter and first half of 2009, and costs associated with unconsummated corporate development efforts in both the second quarter and first half of 2010 totaling $2.6 million. In addition to the net effect of these items, other corporate administrative expenses increased principally due to an increase in accrued incentive compensation expense in the second quarter and first half of 2010 compared to the same periods of the prior year.

(7) Long-term Debt:
Through July 12, 2010 the Company had a senior credit facility with a syndicate of lenders providing for a $300.0 million senior unsecured revolving credit facility. The credit facility was guaranteed by the Company and certain of the Company’s domestic subsidiaries. The credit facility matured according to its terms on July 12, 2010 and no borrowings were outstanding at that time. The Company is evaluating new credit facility programs and anticipates that it will complete a new credit facility in the second half of 2010.
(8) Goodwill and Other Intangible Assets:
The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying amounts of goodwill and indefinite-lived intangible assets for impairment.
The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying amount. During 2009, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying amount) as of the July 31, 2009 annual testing date ranged from approximately 22 percent to approximately 475 percent.
Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying amounts. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. During 2009, trademarks were tested for impairment and no impairment loss was realized.
The changes in the carrying amount of goodwill for the first half ended July 3, 2010, were as follows:

	Friction	Velocity	Other
	Control	Control	Industrial
	Products	Products	Products	Total

Balance as of January 1, 2010
Goodwill	$56,859,000	$43,200,000	$62,532,000	$162,591,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,859,000	$43,200,000	$43,832,000	$143,891,000
Effect of foreign currency exchange rate changes	(752,000)	0	0	(752,000)
Balance as of July 3, 2010
Goodwill	$56,107,000	$43,200,000	$62,532,000	$161,839,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,107,000	$43,200,000	$43,832,000	$143,139,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.
Other intangible assets are summarized as follows:

	July 3, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$16,205,000	$28,194,000	$14,672,000
Patents and developed technology	6,557,000	3,740,000	6,516,000	3,503,000
Backlog	3,300,000	3,259,000	3,300,000	3,219,000
Distributor agreements	374,000	217,000	374,000	199,000
Product names	320,000	177,000	320,000	163,000

	$38,745,000	$23,598,000	$38,704,000	$21,756,000

The intangible assets are being amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.5 years. Backlog is being amortized over three years.

	July 3, 2010	December 31, 2009
Unamortized Intangible Assets	Carrying Amount	Carrying Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense
For the first half ended July 3, 2010	$1,842,000
For the first half ended July 4, 2009	$2,140,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2010	$3,577,000
For the year ending December 31, 2011	$2,265,000
For the year ending December 31, 2012	$1,983,000
For the year ending December 31, 2013	$1,716,000
For the year ending December 31, 2014	$1,418,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Second Quarter Ended		First Half Ended
Pension Benefits	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$831,000	$792,000	$1,662,000	$1,583,000
Interest cost	1,738,000	1,712,000	3,476,000	3,424,000
Expected return on plan assets	(1,921,000)	(1,497,000)	(3,842,000)	(2,908,000)
Amortization of:
Unrecognized net prior service cost	16,000	3,000	32,000	6,000
Unrecognized net loss	870,000	1,265,000	1,740,000	2,530,000

Total	$1,534,000	$2,275,000	$3,068,000	$4,635,000

	Second Quarter Ended		First Half Ended
Postretirement Benefits	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$50,000	$122,000	$112,000	$201,000
Interest cost	121,000	204,000	257,000	376,000
Amortization of:
Unrecognized net prior service cost	(289,000)	(266,000)	(578,000)	(567,000)
Unrecognized net gain	(111,000)	(129,000)	(186,000)	(257,000)
Curtailment gain	(3,066,000)	(910,000)	(3,066,000)	(910,000)

Total	$(3,295,000)	$(979,000)	$(3,461,000)	$(1,157,000)

The Company made changes to its postretirement plans for certain employee groups in 2009 and 2010 resulting in curtailment gains which were recorded as reductions to selling, general and administrative expenses. The Company contributed $0.7 million and $14.8 million to its qualified pension plans in the second quarters of 2010 and 2009, respectively. The Company expects to contribute $2.6 million to its qualified and non-qualified pension plans in 2010, and reviews its funding strategy on an ongoing basis.
(10) Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first half of 2010 is as follows:

		Wtd.-Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2010	345,970	$35.93
Granted	124,500	$34.78
Vested	(131,486)	$35.04
Canceled	(6,616)	$35.44

Outstanding at July 3, 2010	332,368	$35.87

Compensation expense related to restricted stock awards was $1.1 million and $2.1 million in the second quarter and first half of 2010, respectively. Compensation expense related to restricted stock awards was $1.0 million and $2.1 million in the second quarter and first half of 2009, respectively.
A summary of stock option information for the first half of 2010 is as follows:

		Wtd.-Avg.
	Options	Ex. Price

Outstanding at January 1, 2010	549,750	$38.67
Granted	85,000	$35.52
Canceled	(21,000)	$25.58
Exercised	(2,250)	$25.57

Outstanding at July 3, 2010	611,500	$38.67

Exercisable at July 3, 2010	297,400	$40.11

Weighted-Avg. Fair Value of Options Granted	$10.56

Weighted-Avg. Remaining Contractual Life (years)
Outstanding at July 3, 2010	7.1
Exercisable at July 3, 2010	6.8
The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10 percent, 20 percent, or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to stock options was $0.4 million and $0.7 million in the second quarter and first half of 2010, respectively. Compensation expense related to stock options was $0.4 million and $0.7 million in the second quarter and first half of 2009, respectively. The aggregate intrinsic value of options outstanding at July 3, 2010 was $1.0 million.
In the full year of 2009 a total of 139,008 shares of common stock were issued upon vesting of restricted stock awards and a total of 1,000 shares were issued upon exercise of stock options.
(11) Other Matters:
At July 3, 2010, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, an arbitration panel was selected, with preliminary hearings expected to occur in the third quarter of 2010. The Company continues to expect that the arbitration process will be completed within the next year. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment of the damages claimed is remote.
(12) Taxes:
The effective tax rate for the second quarter of 2010 equaled 32.2 percent compared to 37.0 percent in the second quarter of 2009. The decrease from the prior year is principally attributable to the full availability of the Domestic Manufacturing Deduction and the tax effect of the Company’s planned permanent reinvestment of earnings of certain international operations.
(13) Manufacturing Consolidation Program:
On May 18, 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company has formally initiated the closure of its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment.
During the second quarter the Company incurred $0.2 million in selling, general and administrative expense for one-time termination benefits earned by employees in Mocksville. No amounts have been paid and the liability is $0.2 million at July 3, 2010. The Company expects to incur an additional $0.5 million in one-time termination benefits through the closure of the facility. The Company currently estimates its non-cash facility disposal costs will be approximately $1.1 million.
During the second quarter the Company also incurred $0.5 million in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program. The Company expects to incur approximately $2.8 million in additional start-up costs, net of state and local incentives, associated with this program through its completion in 2011.
(14) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, as extended on January 1, 2009. The Company had no material nonfinancial assets or liabilities recorded at fair value at July 3, 2010.
(15) Impact of Recently Issued Accounting Pronouncements:
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
Our performance in the second quarter of 2010 reflected continued improvement in our principal end markets as compared to 2009’s recessionary conditions. Our performance also reflected the ongoing benefit on operating income and margins of actions initiated and completed in the last two years to structurally improve our long-term competitiveness. However, continued growth in 2010 remains dependent on further improvements in economic conditions and a resulting increase in our customers’ capital spending as we continue to expect our military and wind energy businesses to moderate in the second half of 2010.
At July 3, 2010, our current ratio was 7.6 to 1 and working capital totaled $410.8 million. We believe that our current cash and cash equivalents balance of $283.7 million at July 3, 2010, our future cash flows from operations, and our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
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
Results of Operations
Second Quarter Results

	For the Second Quarter Ended
	July 3,	% of	July 4,	% of
Dollars in millions, except per share amounts	2010	Sales	2009	Sales

Net sales	$121.5		$98.3
Cost of sales	75.6		66.0

Gross profit	45.9	37.8%	32.4	32.9%
Selling, general and administrative expenses	19.7	16.2%	19.1	19.5%

Operating income	26.3	21.6%	13.2	13.5%
Interest, net	0.0		0.0

Income before income taxes	26.3	21.6%	13.3	13.5%
Provision for income taxes	8.5		4.9

Net income	$17.8	14.7%	$8.4	8.5%

Earnings per share:
Basic	$0.53		$0.25

Diluted	$0.53		$0.25

Amounts and percentages in the above table may not total due to rounding.
Sales during the second quarter of 2010 increased $23.2 million or 23.6 percent compared to the second quarter of 2009. The increase was attributable to $29.5 million in increased sales volume to customers across the majority of our principal end markets, partially offset by $5.4 million in reduced pricing and by a $0.8 million unfavorable impact of changes in foreign currency rates.
Second quarter 2010 sales to the strategically important wind energy market increased $5.3 million to $25.0 million. The increase was comprised of $10.3 million in increased sales volume, partially offset by $5.0 million in reduced pricing contractually tied to raw material cost decreases.
Gross profit during the second quarter of 2010 increased $13.6 million over the second quarter of 2009 with $15.4 million of the increase attributable to increased sales volume and $2.0 million due to net cost reductions. These items were offset in part by $2.4 million in unfavorable changes in product mix and reduced pricing, a $0.9 million unfavorable impact of changes in foreign currency rates and

$0.5 million of costs related to the first phase of our manufacturing consolidation program initiated in the second quarter of 2010 (see Note 13 to the Consolidated Condensed Financial Statements).
Selling, general and administrative expenses were $19.7 million or 16.2 percent of sales during the second quarter of 2010, compared to $19.1 million or 19.5 percent of sales in the second quarter of 2009. The $0.6 million increase was attributable to $2.6 million for costs incurred for unconsummated corporate development efforts, a $1.6 million increase in accrued incentive compensation expense compared to no accrual in the prior year, and $0.2 million of costs related to the first phase of our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements). Partially offsetting these cost increases is a net increase in gains of $2.2 million associated with changes to certain postretirement benefit programs compared to the prior second quarter, and $1.6 million in other net cost reductions as the prior year included $1.0 million of unfavorable one-time severance and redundancy costs.
The Company’s operating income was $26.3 million in the second quarter of 2010 compared to $13.2 million in the second quarter of 2009, as the increased gross profit more than offset the increased selling, general and administrative expenses.
During the second quarter of 2010, interest income was less than $0.1 million on average investment balances of $251.4 million. Interest income in the second quarter of 2009 was approximately $0.1 million on average investment balances of $213.4 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
We did not have any debt outstanding during the second quarters of 2010 and 2009. Interest expense of $0.1 million in both periods represents the amortization of costs associated with our credit facility.
The effective tax rate for the second quarter of 2010 equaled 32.2 percent compared to 37.0 percent in the second quarter of 2009. Excluding discrete items, the projected full year 2010 tax rate is 32.0 percent with the decrease from the prior year being largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations and the full availability of the Domestic Manufacturing Deduction.
Net income for the second quarter of 2010 was $17.8 million, or $0.53 per share on a diluted basis, as compared to net income for the second quarter of 2009 of $8.4 million, or $0.25 per share on a diluted basis.
First Half Results

	For the First Half Ended
	July 3,	% of	July 4,	% of
Dollars in millions, except per share amounts	2010	Sales	2009	Sales

Net sales	$240.7		$208.7
Cost of sales	153.0		140.5

Gross profit	87.7	36.4%	68.1	32.7%
Selling, general and administrative expenses	41.8	17.3%	39.4	18.9%

Operating income	45.9	19.1%	28.7	13.8%
Interest, net	0.0		0.1

Income before income taxes	45.9	19.1%	28.9	13.8%
Provision for income taxes	14.3		10.4

Net income	$31.6	13.1%	$18.5	8.9%

Earnings per share:
Basic	$0.94		$0.55

Diluted	$0.94		$0.55

Amounts and percentages in the above table may not total due to rounding.

Sales during the first half of 2010 increased $32.1 million or 15.4 percent compared to the first half of 2009. The increase was attributable to $45.9 million in increased sales volumes to customers across the majority of our principal end markets, partially offset by $13.8 million in reduced pricing. For the first half of 2010, the year-over-year effect of changes in foreign exchange rates on sales was insignificant.
First half 2010 sales to the strategically important wind energy market increased $13.7 million over the first half of 2009 to $54.4 million. The increase was comprised of $26.8 million in increased volume, partially offset by $13.1 million in reduced pricing contractually tied to raw material cost decreases.
Gross profit during the first half of 2010 increased $19.6 million over the first half of 2009 with $20.1 million of the increase attributable to increased sales volume and $4.3 million due to net cost reductions. These items were offset in part by $3.5 million in unfavorable changes in product mix and reduced pricing, $0.8 million of unfavorable currency impact and $0.5 million of costs related to the first phase of our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements).
Selling, general and administrative expenses were $41.8 million or 17.3 percent of sales during the first half of 2010, compared to $39.4 million or 18.9 percent of sales in the first half of 2009. The $2.4 million increase was attributable to a $3.0 million increase in accrued incentive compensation expense compared to no incentive compensation accrual in the prior first half, $2.6 million for costs incurred for unconsummated corporate development efforts and $0.2 million of costs related to the first phase of our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements). Partially offsetting these cost increases are a $2.2 million increase in gains associated with changes to certain postretirement benefit programs, and $1.2 million of other net cost reductions.
The Company’s operating income was $45.9 million in the first half of 2010 compared to $28.7 million in the first half of 2009, as the increased gross profit more than offset the increased selling, general and administrative expenses.
During the first half of 2010, interest income was $0.1 million on average investment balances of $248.9 million. Interest income in the first half of 2009 was $0.2 million on average investment balances of $216.4 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
We did not have any debt outstanding during the first half of 2010 or 2009. Interest expense of $0.1 million in both periods represents the amortization of costs associated with our credit facility.
The effective tax rate for the first half of 2010 equaled 31.1 percent compared to 36.0 percent in the first half of 2009. Discrete items recorded in the first half of 2010 resulted in a net tax benefit of $0.5 million, or $0.01 per share on a diluted basis, and included a qualifying advanced energy investment tax credit of $1.4 million that was partly offset by an adjustment of $0.3 million for the reduced deductibility of postretirement prescription drug coverage related to Medicare Part D subsidies under the Patient Protection and Affordable Care Act, and other adjustments to deferred tax assets. Excluding discrete items, the projected full year 2010 tax rate is 32.0 percent with the decrease from the prior year being largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations and the full availability of the Domestic Manufacturing Deduction.
Net income for the first half was $31.6 million, or $0.94 per share on a diluted basis, as compared to net income for the first half of 2009 of $18.5 million, or $0.55 per share on a diluted basis.
Results of Business Segments
The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses, and other amounts. In the second quarters of 2010 and 2009 these items included postretirement benefit curtailment gains of $3.1 million and $0.9 million, respectively, and in the second quarter of 2010 included costs associated with unconsummated corporate development efforts totaling $2.6 million. In addition to the net effect of these items, other corporate administrative expenses increased principally due to an increase in accrued incentive compensation expense in the second quarter and first half of 2010 compared to the same periods of the prior year.
Friction Control Products

	For the Second Quarter Ended			For the First Half Ended
			%			%
Dollars in millions	July 3, 2010	July 4, 2009	Change	July 3, 2010	July 4, 2009	Change

Sales	$79.7	$64.2	24.1%	$159.5	$136.4	16.9%
Operating Income	$20.3	$9.8	108.4%	$36.9	$22.2	65.8%
Operating Margin	25.5%	15.2%		23.1%	16.3%
Second Quarter
During the second quarter of 2010 sales from our Friction Control Products reporting segment increased $15.5 million to $79.7 million compared to the second quarter of 2009. The increase was due to $22.1 million in increased sales volume, as sales to most major end markets were higher than in the second quarter of 2009. Partially offsetting these increases were $6.2 million in reduced pricing and an unfavorable $0.4 million effect from changes in foreign exchange rates.
Second quarter 2010 sales to the wind energy market increased $5.3 million to $25.0 million. The increase was comprised of $10.3 million in increased volume, partially offset by $5.0 million in reduced pricing contractually tied to raw material cost decreases.
During the second quarter of 2010 operating income for the segment increased $10.6 million to $20.3 million compared to the second quarter of 2009. Of this increase, $10.7 million was attributable to increased sales volume and product mix changes, $1.7 million was due to net cost reductions and $0.7 million was related to severance and other charges from the second quarter of 2009 that did not recur in the second quarter of 2010. These operating income increases were partly offset by $1.2 million in reduced pricing, $0.7 million in costs related to the first phase of our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements) and $0.6 million from the unfavorable effects of changes in foreign currency rates.
First Half
During the first half of 2010 sales from our Friction Control Products reporting segment increased $23.1 million to $159.5 million compared to the first half of 2009. The increase was due to $13.7 million in increased sales to wind energy customers and a net increase in sales volumes of $11.7 million to all other end markets, partially offset by $2.3 million in price declines to non-wind energy customers. The $13.7 million increase in sales to wind energy customers was comprised of $26.8 million in increased volume, partially offset by $13.1 million in reduced pricing contractually tied to raw material cost decreases.
During the first half of 2010 operating income for the segment increased $14.6 million to $36.9 million compared to the first half of 2009. Comprising this increase was $15.9 million related to sales volume and product mix changes, $2.1 million for net cost reductions and $0.8 million for severance and other charges from the first half of 2009 that did not recur in the first half of 2010, partially offset by $2.3 million in reduced pricing, $1.2 million from the unfavorable effects of changes in foreign currency rates and $0.7 million in costs related to the first phase of our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements).

Velocity Control Products

	For the Second Quarter Ended			For the First Half Ended
			%			%
Dollars in millions	July 3, 2010	July 4, 2009	Change	July 3, 2010	July 4, 2009	Change

Sales	$15.1	$10.2	47.6%	$29.3	$22.4	31.0%
Operating Income	$4.0	$0.9	343.7%	$7.3	$3.1	138.9%
Operating Margin	26.1%	8.7%		25.0%	13.7%
Second Quarter
During the second quarter of 2010 sales from our Velocity Control Products reporting segment increased $4.9 million to $15.1 million compared to the second quarter of 2009. The increase was due to $5.0 million in increased volumes to North American and European markets and $0.3 million in price increases initiated in the first half of 2009, partially offset by unfavorable changes in foreign exchange rates of $0.5 million.
During the second quarter of 2010 operating income for the segment increased $3.1 million to $4.0 million compared to the second quarter of 2009. The increase was attributable to $2.9 million from increased sales volume, $0.4 million in net cost reductions, and $0.3 million in increased pricing, which were partially offset by a $0.5 million unfavorable effect of changes in foreign exchange rates.
First Half
During the first half of 2010 sales from our Velocity Control Products reporting segment increased $6.9 million to $29.3 million compared to the first half of 2009. The increase was due to $6.1 million in increased volumes to North American and European markets and $0.8 million in price increases initiated in the first half of 2009. For the first half of 2010, the effect of changes in foreign exchange rates on sales was insignificant.
During the first half of 2010 operating income for the segment increased $4.3 million to $7.3 million compared to the first half of 2009. The increase was attributable to $3.0 million from increased sales volumes, $1.1 million in net cost reductions and $0.8 million in increased pricing, which were partially offset by a $0.6 million unfavorable effect of changes in foreign exchange rates.
Other Industrial Products

	For the Second Quarter Ended			For the First Half Ended
			%			%
Dollars in millions	July 3, 2010	July 4, 2009	Change	July 3, 2010	July 4, 2009	Change

Sales	$26.7	$23.9	11.9%	$51.9	$49.8	4.2%
Operating Income	$2.8	$1.9	49.2%	$4.1	$3.2	27.2%
Operating Margin	10.5%	7.9%		7.9%	6.5%
Second Quarter
Second quarter 2010 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, increased $2.8 million to $26.7 million compared to the second quarter of 2009. The increase was due to sales growth of $2.2 million in air and liquid filtration products, $0.9 million in metal alloy products and $0.4 million in metal forming equipment, offsetting declines of $0.4 million for machine tool components and $0.2 million for sealing products.
Operating income of Other Industrial Products equaled $2.8 million during the second quarter of 2010, for an increase of $0.9 million over operating income earned during the comparable period last year. The increase was due to a net favorable impact of volume, mix and pricing of $0.3 million, net cost reductions of $0.2 million and reductions in severance, amortization and other costs of $0.4 million.
First Half
During the first half of 2010 sales from our Other Industrial Products increased $2.1 million to $51.9 million compared to the first half of 2009. The increase was due to higher sales of $3.3 million in air and liquid filtration products and $1.2 million in metal alloy products, partially offset by sales declines of $1.7 million for sealing products, $0.4 million for machine tool components and $0.3 million for metal forming equipment.
Operating income for the first half of 2010 for Other Industrial Products increased $0.9 million to $4.1 million compared to the first half of 2009. The increase was attributable to $1.0 million in net cost reductions and $0.6 million in reductions in severance, amortization and other costs, partially offset by $0.7 million from a net unfavorable impact of volume, mix and pricing. We have realized lower margins on sealing products particularly in the highly competitive aerospace seals business and lower margins for metal alloy products due to fluctuations in metal prices and a competitive marketplace. We expect these issues will continue to impact the results of those businesses in the second half of 2010.
Liquidity and Capital Resources
At July 3, 2010, the Company’s current ratio was 7.6 to 1 and working capital totaled $410.8 million, including $283.7 million of cash and cash equivalents. At December 31, 2009, the current ratio was 9.3 to 1 and working capital totaled $397.7 million, including cash and cash equivalents of $262.4 million.
Net cash from operating activities during the first half of 2010 equaled $52.1 million, compared to first half 2009 net cash from operating activities of $2.8 million. The year-over-year increase was principally attributable to improved earnings of $13.2 million, an $11.1 million reduction in the use of cash associated with our management of accounts receivable, inventory and trade payables, the absence of our second quarter of 2009 voluntary additional contributions to our qualified pension plans of $14.1 million, and a $13.0 million increase in cash flow associated with changes in other assets and liabilities.
Net inventories at July 3, 2010 were $91.9 million, an increase of $3.1 million from the $88.8 million of inventory at December 31, 2009. Second quarter 2010 inventory turns improved to 3.3 turns from 2.3 turns in the second quarter of 2009 due to the improved management of our inventory levels relative to the timing of shipments of product to customers and improved market conditions as certain customers were deferring receipt of our shipments in the prior year.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of July 3, 2010 is fully realizable. As such we have not established any reserve for inventory or any allowance for doubtful accounts related to wind energy customers as of July 3, 2010.
At July 3, 2010, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, an arbitration panel was selected, with preliminary hearings expected to occur in the third quarter of 2010. We continue to expect that the arbitration process will be completed in the next year. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit, and payment of the damages claimed is remote.
During the second quarter of 2010 we paid cash dividends of $6.1 million compared to $5.7 million in the second quarter of 2009, reflecting an increased dividend rate of $0.18 per common share paid in the second quarter of 2010 compared to the dividend rate of $0.17 per common share paid in the second quarter of 2009. First half of 2010 dividends totaled $12.1 million compared to $11.5 million for the first half of 2009. During the second quarter of 2010 we also paid $1.3 million to repurchase 33,817 shares of common stock. First half of 2010 share repurchases totaled 241,254 shares for $8.8 million. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our objectives, including strategic acquisitions.
Our $300 million senior unsecured credit facility matured on July 12, 2010. We are evaluating new credit facility programs and expect to complete a new credit facility during the second half of 2010.
Outlook
Our performance during the fiscal first half of 2010 reflects improvement in our principal end markets as compared to the prior year’s recessionary conditions. Our performance also reflects the benefits of market leadership in sound end markets and the ongoing benefit of actions taken in the last two years to structurally improve our long-term competitiveness.
Improvement in the fiscal second half of 2010 will continue to be dependent on the further strengthening of economic conditions. Further ongoing improvement in our industrial businesses, typically booked and shipped within ninety days, will be required to maintain favorable comparisons against 2009 as we continue to expect that our wind energy and military businesses will both moderate in the second half of 2010.
Specifically for wind energy, comparisons to the prior year will be more challenging in the second half of 2010 as the second half of 2009 had significant wind energy sales that had been deferred from the second quarter of 2009 as customers were affected by the adverse financial and economic conditions in early 2009. First half 2010 wind energy sales were $54.4 million compared to $40.7 million in the first half of 2009. The Company expects wind shipments for the full year of 2010 to be comparable to the $103.0 million of wind energy shipments in the full year of 2009. Longer term, the enactment of a clear, actionable Renewable Electricity Standard and a sustained economic recovery is a prerequisite for meaningful growth in future wind energy shipments.
Our market leadership positions, robust cash from operating activities, and strong balance sheet position us well despite broader macroeconomic uncertainty.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding our plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately,” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of our financial performance, anticipated growth, characterization of and our ability to control contingent liabilities and anticipated trends in our businesses. These statements are only predictions, based on our current expectation about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that our predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.
In addition, we or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions, and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake any responsibility to update our forward-looking statements or risk factors to reflect future events or circumstances.
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
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the second quarter of 2010:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

April 4 to May 1	33,817	$37.66	33,817	2,787,929
May 2 to June 3	0			2,787,929
June 4 to July 3	0			2,787,929

Total	33,817	$37.66	33,817	2,787,929

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Elimination with respect to the Company’s Series A Preferred Stock

10.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2010 and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed   herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
August 3, 2010	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

August 3, 2010	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Chief Accounting Officer