Form 10-Q/A
period 2010-07-03
KAYDON CORP
filed 2010-08-19
CIK 740694

UNITED STATES
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

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Kaydon Corporation’s quarterly report on Form 10-Q for the period ended July 3, 2010, filed with the Securities and Exchange Commission on August 3, 2010 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1*	Certificate of Elimination with respect to the Company’s Series A Preferred Stock

10.1	Kaydon Corporation Employee Stock Ownership and Thrift Plan effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2010 and incorporated herein by reference).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished previously; as applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
August 19, 2010	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

August 19, 2010	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Chief Accounting Officer

3