Form 10-Q
period 2010-10-02
KAYDON CORP
filed 2010-11-04
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended October 2, 2010
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
Yes ☑      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Common Stock Outstanding at November 1, 2010 — 33,454,189 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
INDEX

		Page No.
Part I —	Financial Information:

	Item 1. Financial Statements.	1

	Consolidated Condensed Balance Sheets (Unaudited) — October 2, 2010 and December 31, 2009	1

	Consolidated Condensed Statements of Income (Unaudited) — Quarters and First Three Quarters Ended October 2, 2010 and October 3, 2009	2

	Consolidated Condensed Statements of Cash Flows (Unaudited) — First Three Quarters Ended October 2, 2010 and October 3, 2009	3

	Notes to Consolidated Condensed Financial Statements (Unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18

	Item 4. Controls and Procedures.	18

Part II —	Other Information:	19

	Item 6. Exhibits.	19

	Signature	20
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	October 2, 2010	December 31, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$288,802,000	$262,403,000
Accounts receivable, net	86,288,000	77,977,000
Inventories, net	88,558,000	88,796,000
Other current assets	14,718,000	16,601,000

Total current assets	478,366,000	445,777,000

Property, plant and equipment, net	171,336,000	175,716,000
Goodwill, net	143,770,000	143,891,000
Other intangible assets, net	18,893,000	21,552,000
Other assets	3,137,000	1,008,000

Total assets	$815,502,000	$787,944,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$19,978,000	$21,353,000
Salaries and wages	10,787,000	5,087,000
Taxes payable	3,539,000	2,473,000
Other accrued expenses	21,542,000	19,171,000

Total current liabilities	55,846,000	48,084,000

Long-term postretirement and postemployment benefit obligations	25,218,000	28,669,000
Other long-term liabilities	11,713,000	11,226,000

Total long-term liabilities	36,931,000	39,895,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	719,032,000	696,272,000

Total shareholders’ equity	722,725,000	699,965,000

Total liabilities and shareholders’ equity	$815,502,000	$787,944,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		First Three Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$118,280,000	$123,637,000	$359,025,000	$332,290,000
Cost of sales	79,894,000	85,590,000	232,933,000	226,113,000

Gross profit	38,386,000	38,047,000	126,092,000	106,177,000
Selling, general and administrative expenses	19,812,000	13,418,000	61,578,000	52,800,000

Operating income	18,574,000	24,629,000	64,514,000	53,377,000
Interest expense	(9,000)	(62,000)	(133,000)	(185,000)
Interest income	193,000	190,000	315,000	429,000

Income before income taxes	18,758,000	24,757,000	64,696,000	53,621,000
Provision for income taxes	5,670,000	8,690,000	19,965,000	19,071,000

Net income	$13,088,000	$16,067,000	$44,731,000	$34,550,000

Earnings per share:
Basic	$0.39	$0.48	$1.33	$1.03

Diluted	$0.39	$0.48	$1.33	$1.03

Dividends declared per share	$0.19	$0.18	$0.55	$0.52

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Net income	$44,731,000	$34,550,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	15,645,000	14,635,000
Amortization of intangible assets	2,713,000	3,211,000
Amortization of stock awards	2,998,000	3,104,000
Stock option compensation expense	991,000	981,000
Excess tax benefits from stock-based compensation	(186,000)	61,000
Deferred financing fees	134,000	186,000
Non-cash postretirement benefits curtailment gain	(3,066,000)	(6,305,000)
Contributions to qualified pension plans	(1,614,000)	(14,846,000)
Net change in receivables, inventories and trade payables	(9,533,000)	(6,744,000)
Net change in other assets and liabilities	13,576,000	15,294,000

Net cash from operating activities	66,389,000	44,127,000

Cash flows from investing activities:
Capital expenditures	(11,280,000)	(9,585,000)
Dispositions of property, plant and equipment	107,000	1,186,000
Proceeds from sales of investments	0	4,063,000

Net cash used in investing activities	(11,173,000)	(4,336,000)

Cash flows from financing activities:
Cash dividends paid	(18,121,000)	(17,164,000)
Purchase of treasury stock	(8,789,000)	(8,871,000)
Credit facility issuance costs	(1,935,000)	0
Excess tax benefits from stock-based compensation	186,000	(61,000)
Proceeds from exercise of stock options	104,000	24,000

Net cash used in financing activities	(28,555,000)	(26,072,000)

Effect of exchange rate changes on cash and cash equivalents	(262,000)	1,124,000

Net increase in cash and cash equivalents	26,399,000	14,843,000

Cash and cash equivalents — Beginning of period	262,403,000	232,998,000

Cash and cash equivalents — End of period	$288,802,000	$247,841,000

Cash paid for income taxes	$15,082,000	$8,296,000

Cash paid for interest	0	0

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)	Basis of Presentation:
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
(2)	Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	October 2, 2010	December 31, 2009

Cash and cash equivalents:
Money market and other short-term funds	$276,175,000	$248,091,000
Time deposits, other interest bearing accounts, and other cash	12,627,000	14,312,000

	$288,802,000	$262,403,000

(3) Inventories:

	October 2, 2010	December 31, 2009

Raw material	$35,655,000	$32,933,000
Work in process	25,547,000	22,857,000
Finished goods	27,356,000	33,006,000

	$88,558,000	$88,796,000

(4) Comprehensive Income:
For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of foreign currency translation adjustments.

	Third Quarter Ended		First Three Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$13,088,000	$16,067,000	$44,731,000	$34,550,000
Other comprehensive income	5,415,000	106,000	875,000	3,494,000

Comprehensive income	$18,503,000	$16,173,000	$45,606,000	$38,044,000

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Third Quarter Ended
	October 2, 2010	October 3, 2009

Earnings per share — Basic
Net income	$13,088,000	$16,067,000
Less: Net earnings allocated to participating securities — Basic	(137,000)	(174,000)

Income available to common shareholders — Basic	$12,951,000	$15,893,000
Weighted average common shares outstanding — Basic	33,119,000	33,226,000

Earnings per share — Basic	$0.39	$0.48

Earnings per share — Diluted
Net income	$13,088,000	$16,067,000
Less: Net earnings allocated to participating securities — Diluted	(137,000)	(174,000)

Income available to common shareholders — Diluted	$12,951,000	$15,893,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,119,000	33,226,000
Potential dilutive shares resulting from stock options	27,000	19,000

Weighted average common shares outstanding — Diluted	33,146,000	33,245,000

Earnings per share — Diluted	$0.39	$0.48

	First Three Quarters Ended
	October 2, 2010	October 3, 2009

Earnings per share — Basic
Net income	$44,731,000	$34,550,000
Less: Net earnings allocated to participating securities — Basic	(475,000)	(395,000)

Income available to common shareholders — Basic	$44,256,000	$34,155,000
Weighted average common shares outstanding — Basic	33,170,000	33,258,000

Earnings per share — Basic	$1.33	$1.03

Earnings per share — Diluted
Net income	$44,731,000	$34,550,000
Less: Net earnings allocated to participating securities — Diluted	(475,000)	(395,000)

Income available to common shareholders — Diluted	$44,256,000	$34,155,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	33,170,000	33,258,000
Potential dilutive shares resulting from stock options	25,000	15,000

Weighted average common shares outstanding — Diluted	33,195,000	33,273,000

Earnings per share — Diluted	$1.33	$1.03

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below:

	Third Quarter Ended		First Three Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Shares excluded	468,000	385,500	403,000	406,500
Average exercise price	$42.33	$43.87	$43.56	$43.29
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

	Third Quarter Ended		First Three Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales
Friction Control Products	$78,002,000	$87,076,000	$237,476,000	$223,491,000
Velocity Control Products	15,932,000	12,202,000	45,279,000	34,602,000
Other Industrial Products	24,346,000	24,359,000	76,270,000	74,197,000

Total consolidated net sales	$118,280,000	$123,637,000	$359,025,000	$332,290,000

	Third Quarter Ended		First Three Quarters Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Operating income
Friction Control Products	$12,673,000	$15,392,000	$49,556,000	$37,633,000
Velocity Control Products	4,095,000	2,124,000	11,422,000	5,191,000
Other Industrial Products	1,397,000	2,228,000	5,516,000	5,467,000

Total segment operating income	18,165,000	19,744,000	66,494,000	48,291,000

Items not allocated to segment operating income	409,000	4,885,000	(1,980,000)	5,086,000

Interest expense	(9,000)	(62,000)	(133,000)	(185,000)
Interest income	193,000	190,000	315,000	429,000

Income before income taxes	$18,758,000	$24,757,000	$64,696,000	$53,621,000

Items not allocated to segment operating income in 2010 included costs associated with unconsummated corporate development efforts of $0.3 million and $3.0 million in the third quarter and the first three quarters of 2010, respectively, and also in the first three quarters of 2010 postretirement benefit curtailment gains of $3.1 million. Items not allocated to segment operating income in 2009 included postretirement benefit curtailment gains of $5.4 million and $6.3 million in the third quarter and the first three quarters of 2009, respectively. In addition to the net effect of these items, other corporate administrative expenses increased principally due to an increase in accrued incentive compensation expense in the third quarter and first three quarters of 2010 compared to the same periods of the prior year.
(7)	Long-term Debt:
On September 21, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The Credit Agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions. The Credit Agreement matures on September 21, 2015 and is guaranteed by the Company and certain of its current domestic subsidiaries. Loans under the credit facility bear interest at a floating rate at the Company’s option as Eurocurrency rate loans or as base rate loans.
The Credit Agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the Credit Agreement at October 2, 2010. After consideration of the covenants and $4.6 million of letters of credit issued under the Credit Agreement, the Company had available credit of $245.4 million at October 2, 2010.
(8)	Goodwill and Other Intangible Assets:
The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying value of goodwill and indefinite-lived intangible assets for impairment.
During the third quarter of 2010, the Company completed its annual goodwill impairment test. The fair value of each reporting unit was estimated using the expected present value of future cash flows using a weighted average cost of capital discount rate of 11.5-12.5 percent depending on the assessed risk of the reporting unit and a growth rate in perpetuity of 1.0-2.5 percent depending on the assessed long-term growth of the reporting unit. In accordance with current accounting guidance, the Company has included deferred income taxes in determining the carrying value of each reporting unit. During 2010, the Company’s goodwill impairment testing revealed that the estimated fair values of each of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 31, 2010 annual testing date ranged from approximately 38 percent to approximately 282 percent. Changes in estimates of future cash flows and the weighted average cost of capital may have a material effect on the valuation of reporting units and the results of the related impairment testing.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair values to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. As of July 31, 2010, trademarks were tested for impairment and no impairment loss was realized.
The changes in the carrying value of goodwill for the first three quarters ended October 2, 2010, were as follows:

	Friction	Velocity	Other
	Control	Control	Industrial
	Products	Products	Products	Total

Balance as of January 1, 2010
Goodwill	$56,859,000	$43,200,000	$62,532,000	$162,591,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,859,000	$43,200,000	$43,832,000	$143,891,000
Effect of foreign currency exchange rate changes	(121,000)	0	0	(121,000)
Balance as of October 2, 2010
Goodwill	$56,738,000	$43,200,000	$62,532,000	$162,470,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,738,000	$43,200,000	$43,832,000	$143,770,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.
Other intangible assets are summarized as follows:

	October 2, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Value	Amortization	Value	Amortization

Customer relationships and lists	$28,194,000	$16,921,000	$28,194,000	$14,672,000
Patents and developed technology	6,570,000	3,858,000	6,516,000	3,503,000
Backlog	3,300,000	3,279,000	3,300,000	3,219,000
Distributor agreements	374,000	226,000	374,000	199,000
Product names	320,000	185,000	320,000	163,000

	$38,758,000	$24,469,000	$38,704,000	$21,756,000

The intangible assets are amortized at accelerated rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. The weighted-average original useful life for customer relationships and lists is 13.6 years, and for patents and developed technology is 13.5 years. Backlog is amortized over three years.

	October 2, 2010	December 31, 2009
Unamortized Intangible Assets	Carrying Value	Carrying Value

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended October 2, 2010	$2,713,000
For the first three quarters ended October 3, 2009	$3,211,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2010	$3,577,000
For the year ending December 31, 2011	$2,265,000
For the year ending December 31, 2012	$1,983,000
For the year ending December 31, 2013	$1,716,000
For the year ending December 31, 2014	$1,418,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Third Quarter Ended		First Three Quarters Ended
Pension Benefits	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$584,000	$826,000	$2,246,000	$2,409,000
Interest cost	1,662,000	1,743,000	5,138,000	5,167,000
Expected return on plan assets	(1,918,000)	(1,293,000)	(5,760,000)	(4,201,000)
Amortization of:
Unrecognized net prior service cost	15,000	38,000	47,000	44,000
Unrecognized net loss	739,000	1,257,000	2,479,000	3,787,000

Total	$1,082,000	$2,571,000	$4,150,000	$7,206,000

	Third Quarter Ended		First Three Quarters Ended
Postretirement Benefits	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$15,000	$23,000	$127,000	$224,000
Interest cost	67,000	110,000	324,000	486,000
Amortization of:
Unrecognized net prior service cost	(343,000)	(203,000)	(921,000)	(770,000)
Unrecognized net gain	(128,000)	(157,000)	(314,000)	(414,000)
Curtailment gain	0	(5,395,000)	(3,066,000)	(6,305,000)

Total	$(389,000)	$(5,622,000)	$(3,850,000)	$(6,779,000)

The Company made changes to its postretirement plans for certain employee groups in 2010 and 2009 resulting in curtailment gains which were recorded as reductions to selling, general and administrative expenses. The Company contributed $1.0 million to its qualified pension plans in the third quarter of 2010. The Company expects to contribute $2.9 million to its qualified and non-qualified pension plans in 2010, and reviews its funding strategy on an ongoing basis.

(10)	Stock-Based Compensation:
A summary of restricted stock information pursuant to the Company’s equity incentive plans for the first three quarters of 2010 is as follows:

		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2010	345,970	$35.93
Granted	124,500	$34.78
Vested	(131,486)	$35.04
Canceled	(13,854)	$35.58

Outstanding at October 2, 2010	325,130	$35.87

Compensation expense related to restricted stock awards was $0.9 million and $3.0 million in the third quarter and first three quarters of 2010, respectively. Compensation expense related to restricted stock awards was $1.0 million and $3.1 million in the third quarter and first three quarters of 2009, respectively.
A summary of stock option information pursuant to the Company’s equity incentive plans for the first three quarters of 2010 is as follows:

		Wtd. Avg.
	Options	Ex. Price

Outstanding at January 1, 2010	549,750	$38.67
Granted	85,000	$35.11
Canceled	(25,500)	$26.36
Exercised	(4,250)	$24.49

Outstanding at October 2, 2010	605,000	$38.79

Exercisable at October 2, 2010	299,400	$40.20

Weighted Average Fair Value of Options Granted	$10.56

Weighted Average Remaining Contractual Life (years)
Outstanding at October 2, 2010	6.9
Exercisable at October 2, 2010	6.5
The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 10 percent, 20 percent, or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to stock options was $0.3 million and $1.0 million in the third quarter and first three quarters of 2010, respectively. Compensation expense related to stock options was $0.3 million and $1.0 million in the third quarter and first three quarters of 2009, respectively. The aggregate intrinsic value of options outstanding at October 2, 2010 was $1.1 million.
In the full year of 2009 a total of 139,008 shares of common stock were issued upon vesting of restricted stock awards and a total of 1,000 shares were issued upon exercise of stock options.

(11) Other Matters:
At October 2, 2010, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that anticipates final resolution of the parties’ claims in the fourth quarter of 2011, unless it is resolved sooner by agreement of the parties. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment of the damages claimed is remote.
(12) Taxes:
The effective tax rate for the third quarter of 2010 equaled 30.2 percent compared to 35.1 percent in the third quarter of 2009. The decrease from the prior year is principally attributable to the full availability of the Domestic Manufacturing Deduction and the tax effect of the Company’s planned permanent reinvestment of earnings of certain international operations.
(13) Manufacturing Consolidation Program:
On May 18, 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company has formally initiated the closure of its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment. Through the third quarter of 2010 the Company incurred $0.4 million in selling, general and administrative expense for one-time termination benefits earned by employees in Mocksville and expects to incur less than $0.1 million in additional one-time termination benefits through the closure of the facility.

One-time
termination benefits

Balance at April 3, 2010	$0
Severance, retention, and outplacement charge — Second Quarter 2010	199,000

Balance at July 3, 2010	$199,000
Severance, retention, and outplacement charge — Third Quarter 2010	229,000
Severance, retention, and outplacement payments — Third Quarter 2010	(148,000)

Balance at October 2, 2010	$280,000

The Company recognized non-cash cost of sales expense of $0.8 million in additional depreciation in the third quarter of 2010 and expects to recognize $0.3 million in additional depreciation in the fourth quarter of 2010 associated with the closure of the facility.
During the second quarter of 2010 and third quarter of 2010, the Company incurred $0.5 million and $1.2 million, respectively, in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program. The Company expects to incur approximately $2.0 million in additional start-up costs, net of state and local incentives, associated with this program through its completion in 2011.
The voluntary attrition of certain Mocksville staff resulted in a decrease of $0.2 million in expected one-time termination benefits, but resulted in additional expected start-up costs of approximately $0.3 million through the completion of the manufacturing consolidation program.
The Company now expects to incur approximately $0.2 million in annual costs for insurance, property taxes, utilities and security at the Mocksville facility until its disposal.
(14) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, as extended on January 1, 2009. The Company had no material nonfinancial assets or liabilities recorded at fair value at October 2, 2010.
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
Our performance in the third quarter of 2010 compared to 2009’s third quarter, reflected moderation in our wind energy and military businesses as previously expected. Continued benefits to operating income and margins were realized as a result of actions initiated and completed in the last two years to structurally improve our long-term competitiveness. Items affecting comparison to the prior third quarter include $2.6 million of costs in the third quarter of 2010 primarily associated with our previously announced manufacturing consolidation program and the absence of a $5.4 million pre-tax gain recorded in the third quarter of 2009 resulting from changes in certain benefit plans.
At October 2, 2010, our current ratio was 8.6 to 1 and working capital totaled $422.5 million. We believe that our current cash and cash equivalents balance of $288.8 million at October 2, 2010, our future cash flows from operations, and our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
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
Results of Operations
Third Quarter Results

	Third Quarter Ended
	Oct. 2,	% of	Oct. 3,	% of
Dollars in millions, except per share amounts	2010	Sales	2009	Sales

Net sales	$118.3		$123.6
Cost of sales	79.9		85.6

Gross profit	38.4	32.5%	38.0	30.8%
Selling, general and administrative expenses	19.8	16.7%	13.4	10.9%

Operating income	18.6	15.7%	24.6	19.9%
Interest, net	0.2		0.2

Income before income taxes	18.8	15.9%	24.8	20.0%
Provision for income taxes	5.7		8.7

Net income	$13.1	11.1%	$16.1	13.0%

Earnings per share:
Basic	$0.39		$0.48

Diluted	$0.39		$0.48

Amounts and percentages in the above table may not total due to rounding.
Sales equaled $118.3 million in the third quarter of 2010, a decrease of $5.4 million or 4.3 percent compared to the third quarter of 2009. The decrease was principally attributable to the $11.9 million reduction in sales to wind energy customers along with smaller reductions in sales to our military, liquid filtration, and heavy equipment markets, only partially offset by increased sales across the majority of our remaining principal end markets.

Reduced wind energy sales in the third quarter of 2010 compared to the third quarter of 2009 were affected by the significant wind energy sales that were deferred from the second quarter of 2009 to the third quarter of 2009 due to the adverse financial and economic conditions in early 2009. The decrease was comprised of $7.7 million in reduced sales volume and $4.2 million in reduced pricing contractually tied to raw material cost decreases.
Gross profit during the third quarter of 2010 increased $0.3 million over the third quarter of 2009 after giving effect to $2.0 million in costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements). In addition, we realized $5.0 million of net cost reductions compared to the third quarter of 2009 offset in part by $1.2 million in reduced pricing, a net unfavorable change of $0.4 million in volume and product mix, and a $1.0 million unfavorable impact of changes in foreign exchange rates.
Selling, general and administrative expenses were $19.8 million or 16.7 percent of sales during the third quarter of 2010, compared to $13.4 million or 10.9 percent of sales in the third quarter of 2009. The $6.4 million increase was principally attributable to the absence of $5.4 million in gains in the third quarter of 2009 associated with certain benefit plan changes, a $1.0 million increase in accrued incentive compensation expense compared to the prior year, and $0.2 million of costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements).
The Company’s operating income was $18.6 million in the third quarter of 2010 compared to $24.6 million in the third quarter of 2009, as the $2.3 million of manufacturing consolidation costs, and the absence of the $5.4 million third quarter 2009 benefit plans gains more than offset the increase in gross profit.
During the third quarter of 2010, interest income was $0.2 million on average investment balances of $269.3 million. Interest income in the third quarter of 2009 was $0.2 million on average investment balances of $223.0 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
On September 21, 2010, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The Credit Agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions. The Credit Agreement matures on September 21, 2015 and is guaranteed by the Company and certain of our current domestic subsidiaries. We did not have any borrowings against the Credit Agreement during the third quarter of 2010 or any other debt outstanding during the third quarters of 2010 or 2009. After consideration of the covenants and $4.6 million of letters of credit issued under the Credit Agreement, we had available credit under the Credit Agreement of $245.4 million at October 2, 2010. Interest expense in the third quarter of 2010 was negligible and represents the amortization of costs associated with our current credit facility. Interest expense of $0.1 million in the third quarter of 2009 represents the amortization of costs associated with our prior credit facility.
The effective tax rate for the third quarter of 2010 equaled 30.2 percent compared to 35.1 percent in the third quarter of 2009 with the decrease from the prior year being largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations and the full availability of the Domestic Manufacturing Deduction. The effective tax rate for the fourth quarter of 2010, before discrete items, is expected to be approximately 32 percent.
Net income for the third quarter of 2010 was $13.1 million, or $0.39 per share on a diluted basis, as compared to net income for the third quarter of 2009 of $16.1 million, or $0.48 per share on a diluted basis. The effect of the items affecting comparability and noted above reduced diluted earnings per share by approximately $0.05 per share in the third quarter of 2010, and increased diluted earnings per share by approximately $0.10 per share in the third quarter of 2009.

First Three Quarters Results

	First Three Quarters Ended
	Oct. 2,	% of	Oct. 3,	% of
Dollars in millions, except per share amounts	2010	Sales	2009	Sales

Net sales	$359.0		$332.3
Cost of sales	232.9		226.1

Gross profit	126.1	35.1%	106.2	32.0%
Selling, general and administrative expenses	61.6	17.2%	52.8	15.9%

Operating income	64.5	18.0%	53.4	16.1%
Interest, net	0.2		0.2

Income before income taxes	64.7	18.0%	53.6	16.1%
Provision for income taxes	20.0		19.0

Net income	$44.7	12.5%	$34.6	10.4%

Earnings per share:
Basic	$1.33		$1.03

Diluted	$1.33		$1.03

Amounts and percentages in the above table may not total due to rounding.
Sales during the first three quarters of 2010 equaled $359.0 million, an increase of $26.7 million or 8.0 percent compared to the first three quarters of 2009. The growth was attributable to a $45.4 million increase in sales volumes to customers across the majority of our principal end markets, partially offset by $17.6 million in reduced pricing and $1.1 million from the unfavorable effect of changes in foreign exchange rates.
First three quarters 2010 sales to the strategically important wind energy market increased $1.7 million over the first three quarters of 2009 to $83.4 million. The growth was comprised of $19.0 million in increased volume, partially offset by $17.3 million in reduced pricing contractually tied to material cost decreases.
Gross profit during the first three quarters of 2010 increased $19.9 million over the first three quarters of 2009 with $18.0 million of the growth attributable to the net increase in sales volume and product mix, and $9.3 million due to net cost reductions. These items were offset in part by $3.0 million in reduced pricing, $1.8 million of unfavorable effect of changes in foreign exchange rates and $2.5 million of costs related to our manufacturing consolidation program.
Selling, general and administrative expenses were $61.6 million or 17.2 percent of sales during the first three quarters of 2010, compared to $52.8 million or 15.9 percent of sales in the first three quarters of 2009. The $8.8 million increase was attributable to a $4.0 million increase in accrued incentive compensation expense compared to the prior year first three quarters, $3.2 million of higher net gains associated with changes to certain postretirement benefit programs in the first three quarters of 2009 compared to the first three quarters of 2010, $2.8 million for costs incurred for unconsummated corporate development efforts and $0.4 million of costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements). Partially offsetting these cost increases is $1.6 million of other cost reductions.
The Company’s operating income was $64.5 million in the first three quarters of 2010 compared to $53.4 million in the first three quarters of 2009, as the increased gross profit more than offset the increased selling, general and administrative expenses.
During the first three quarters of 2010, interest income was $0.3 million on average investment balances of $255.7 million. Interest income in the first three quarters of 2009 was $0.4 million on average investment balances of $218.6 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
Interest expense during the first three quarters of 2010 was $0.1 million and represents the amortization of costs associated with our current and prior credit facilities. During the first three quarters of 2009, interest expense of $0.2 million represented the amortization of costs associated with our prior credit facility.
The effective tax rate for the first three quarters of 2010 equaled 30.9 percent compared to 35.6 percent in the first three quarters of 2009. Discrete items recorded in the first three quarters of 2010 resulted in a net tax benefit of $0.5 million, and included a qualifying advanced energy investment tax credit of $1.4 million that was partly offset by an adjustment of $0.3 million for the reduced deductibility of postretirement prescription drug coverage related to

Medicare Part D subsidies under the Patient Protection and Affordable Care Act, and other adjustments to deferred tax assets. Additionally, the decrease from the prior year is largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations and the full availability of the Domestic Manufacturing Deduction. The effective tax rate for the fourth quarter of 2010, before discrete items, is expected to be approximately 32 percent.
Net income for the first three quarters was $44.7 million, or $1.33 per share on a diluted basis, as compared to net income for the first three quarters of 2009 of $34.6 million, or $1.03 per share on a diluted basis.
Results of Business Segments
The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization, corporate administrative expenses, and other amounts. Items not allocated to segment operating income in 2010 included costs associated with unconsummated corporate development efforts of $0.3 million and $3.0 million in the third quarter and first three quarters of 2010, respectively, and also in the first three quarters of 2010 postretirement benefit curtailment gains of $3.1 million. In 2009 unallocated items also included postretirement benefit curtailment gains of $5.4 million and $6.3 million in the third quarter and first three quarters, respectively. Additionally, other corporate administrative expenses increased principally due to an increase in accrued incentive compensation expense in the third quarter and first three quarters of 2010 compared to the same periods of the prior year.
Friction Control Products

	Third Quarter Ended			First Three Quarters Ended
Dollars in millions	Oct. 2, 2010	Oct. 3, 2009	% Change	Oct. 2, 2010	Oct. 3, 2009	% Change

Sales	$78.0	$87.1	(10.4)%	$237.5	$223.5	6.3%
Operating Income	$12.7	$15.4	(17.7)%	$49.6	$37.6	31.7%
Operating Margin	16.2%	17.7%		20.9%	16.8%
Third Quarter
During the third quarter of 2010 sales from our Friction Control Products reporting segment equaled $78.0 million, a decrease of $9.1 million compared to the third quarter of 2009. The decrease was due to $4.6 million in reduced sales volume, $4.2 million in reduced pricing and an unfavorable $0.3 million effect from changes in foreign exchange rates. Lower sales volumes were experienced in the wind energy, military and heavy equipment markets, partially offset by increased sales volume to the machinery, semiconductor, and medical markets.
Third quarter 2010 sales to the wind energy market decreased $11.9 million to $29.1 million compared to the third quarter of 2009. The decrease was comprised of $7.7 million in reduced volume and $4.2 million in reduced pricing contractually tied to material cost decreases. The third quarter of 2009 included significant wind energy sales that were deferred from the second quarter of 2009 due to the unfavorable trade credit conditions that existed during last year’s economic crisis.
During the third quarter of 2010 operating income for the segment decreased $2.7 million to $12.7 million compared to the third quarter of 2009. Of this decrease, $2.9 million was attributable to reduced sales volume and product mix changes, $2.3 million was related to manufacturing consolidation program costs (see Note 13 to the Consolidated Condensed Financial Statements), $1.1 million in reduced pricing and $0.5 million from the unfavorable effects of changes in foreign exchange rates. These operating income decreases were partly offset by other net cost reductions of $4.1 million.
First Three Quarters
During the first three quarters of 2010 sales from our Friction Control Products reporting segment increased $14.0 million to $237.5 million compared to the first three quarters of 2009. The increase was due to higher sales across all markets, with the exception of heavy equipment. The sales increases were net of $17.3 million in reduced wind energy pricing contractually tied to material costs decreases and $2.3 million in price declines to other customers. Sales to wind energy customers increased by $1.7 million, as the volume increase of $19.0 million was partially offset by the aforementioned $17.3 million in reduced pricing.
During the first three quarters of 2010 operating income for the segment increased $11.9 million to $49.6 million compared to the first three quarters of 2009. This increase was due to $13.0 million related to sales volume and product mix changes, and $6.9 million for net cost reductions compared to the prior period, partially offset by $3.5 million in reduced pricing, $2.9 million in costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Condensed Financial Statements) and $1.6 million from the unfavorable effects of changes in foreign exchange rates.
Velocity Control Products

	Third Quarter Ended			First Three Quarters Ended
Dollars in millions	Oct. 2, 2010	Oct. 3, 2009	% Change	Oct. 2, 2010	Oct. 3, 2009	% Change

Sales	$15.9	$12.2	30.6%	$45.3	$34.6	30.9%
Operating Income	$4.1	$2.1	92.8%	$11.4	$5.2	120.0%
Operating Margin	25.7%	17.4%		25.2%	15.0%
Third Quarter
During the third quarter of 2010 sales from our Velocity Control Products reporting segment increased $3.7 million to $15.9 million compared to the third quarter of 2009. The increase was due to $4.5 million in increased volumes to North American and European markets, partially offset by unfavorable changes in foreign exchange rates of $0.8 million.
During the third quarter of 2010 operating income for the segment increased $2.0 million to $4.1 million compared to the third quarter of 2009. The increase was attributable to $2.6 million from increased sales, which was partially offset by net cost increases of $0.4 million and $0.2 million unfavorable effect of changes in foreign exchange rates.
First Three Quarters
During the first three quarters of 2010 sales from our Velocity Control Products reporting segment increased $10.7 million to $45.3 million compared to the first three quarters of 2009. The increase was due to $10.6 million in increased volumes to North American and European markets and $0.8 million in price increases initiated in 2009. For the first three quarters of 2010, the effect of changes in foreign exchange rates on sales was unfavorable by $0.7 million.
During the first three quarters of 2010 operating income for the segment increased $6.2 million to $11.4 million compared to the first three quarters of 2009. The increase was attributable to $5.5 million from increased sales volumes, $0.7 million in net cost reductions and $0.8 million in increased pricing, which were partially offset by a $0.8 million unfavorable effect of changes in foreign exchange rates.
Other Industrial Products

	Third Quarter Ended			First Three Quarters Ended
Dollars in millions	Oct. 2, 2010	Oct. 3, 2009	% Change	Oct. 2, 2010	Oct. 3, 2009	% Change

Sales	$24.3	$24.4	(0.0)%	$76.3	$74.2	2.8%
Operating Income	$1.4	$2.2	(37.3)%	$5.5	$5.5	0.9%
Operating Margin	5.7%	9.1%		7.2%	7.4%
Third Quarter
Third quarter 2010 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, equaled $24.3 million compared to $24.4 million in the third quarter of 2009. The change was due principally to lower demand of $1.7 million for filtration products, offset by increased sales of $1.1 million of sealing products, and $0.6 million of metal alloy products.

Operating income of Other Industrial Products equaled $1.4 million during the third quarter of 2010, compared to $2.2 million in the third quarter of 2009. The decrease was due to a net unfavorable impact of volume, mix and pricing of $0.3 million and net cost increases of $0.5 million.
First Three Quarters
During the first three quarters of 2010 sales from our Other Industrial Products increased $2.1 million to $76.3 million compared to the first three quarters of 2009. The increase was due to higher sales of $1.6 million of filtration products and $1.8 million of metal alloy products, partially offset by sales declines of $0.6 million for sealing products, $0.4 million for metal forming equipment and $0.3 million for machine tool components.
Operating income for Other Industrial Products equaled $5.5 million in both the first three quarters of 2010 and 2009. Net cost reductions equaled $1.1 million including lower severance, amortization and other costs, which were offset by the net $1.1 million unfavorable impact of volume, mix and pricing.
Liquidity and Capital Resources
At October 2, 2010, the Company’s current ratio was 8.6 to 1 and working capital totaled $422.5 million, including $288.8 million of cash and cash equivalents. At December 31, 2009, the current ratio was 9.3 to 1 and working capital totaled $397.7 million, including cash and cash equivalents of $262.4 million.
Net cash from operating activities during the first three quarters of 2010 equaled $66.4 million, compared to first three quarters 2009 net cash from operating activities of $44.1 million. The year-over-year increase was principally attributable to improved earnings of $10.2 million, the $13.2 million reduction in qualified pension plan contributions as 2009 included an additional voluntary contribution, and $5.7 million of changes to all other net assets and liabilities. Partially offsetting this increase were higher tax payments of $6.8 million.
Net inventories at October 2, 2010 were $88.6 million, a decrease of $0.2 million from the $88.8 million of inventory at December 31, 2009. Third quarter 2010 inventory turns equaled the third quarter 2009 inventory turns of 3.6 turns.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this business. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of October 2, 2010 is fully realizable.
At October 2, 2010, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that anticipates final resolution of the parties’ claims in the fourth quarter of 2011, unless it is resolved sooner by agreement of the parties. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment of the damages claimed is remote.
During the third quarter of 2010 we paid cash dividends of $6.0 million compared to $5.7 million in the third quarter of 2009, reflecting an increased dividend rate of $0.18 per common share paid in the third quarter of 2010 compared to the dividend rate of $0.17 per common share paid in the third quarter of 2009. First three quarters of 2010 dividends totaled $18.1 million compared to $17.2 million for the first three quarters of 2009. There were no repurchases on common stock during the third quarter of 2010. Share repurchases in the first three quarters of 2010 totaled 241,254 shares for $8.8 million. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our objectives, including strategic acquisitions.
During the third quarter of 2010, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The Credit Agreement provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. Our previous $300.0 million senior unsecured credit facility matured on July 12, 2010. The Credit Agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the Credit Agreement at October 2, 2010. After consideration of the covenants and $4.6 million of letters of credit issued under the Credit Agreement, we had available credit under the Credit Agreement of $245.4 million at October 2, 2010.
Outlook
Our performance during the fiscal first three quarters of 2010 reflects the benefits of market leadership in sound end markets together with the impact of aggressive management of costs and spending. Our manufacturing consolidation program is an example of our ongoing efforts to improve efficiencies in our cost structure.
Improvement for the remainder of 2010 and into 2011 will continue to be dependent on the further strengthening of general economic and industrial conditions. Further ongoing improvement in our industrial businesses will be required to maintain favorable comparisons against prior periods as we expect the moderation in our wind energy and military businesses to continue.
Specifically for wind energy, comparisons to the prior year were difficult for the third quarter, as the third quarter of 2009 had significant wind energy sales that were deferred from the second quarter of 2009 as customers were affected by the adverse financial and economic conditions in early 2009. First three quarters 2010 wind energy sales were $83.4 million compared to $81.7 million in the first three quarters of 2009. The Company expects wind energy shipments for the full year of 2010 to be approximately $95 million compared to the $103.0 million of wind energy shipments in the full year of 2009. Longer term, the enactment of a clear, actionable Renewable Electricity Standard and a sustained economic recovery are prerequisites for meaningful growth in future wind energy shipments.
Our market leadership positions, robust cash from operating activities, and strong balance sheet position us well for the future despite broader macroeconomic uncertainty.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan Superseding Provisions Addendum dated September 8, 2010, and effective June 1, 2010

10.2	Credit Agreement dated as of September 21, 2010 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. Comerica Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents, and J.P. Morgan Securities LLC as Sole Lead Arranger and Sole Book Runner (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2010

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
November 4, 2010	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer