Form 10-K
period 2010-12-31
KAYDON CORP
filed 2011-02-25
CIK 740694

FORM 10-K

United States
Securities and Exchange Commission

Washington, D.C. 20549

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).  Yes ☐     No ☑

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on July 3, 2010 (based on the July 2, 2010 closing sales price of $33.71 of the registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $1,106,000,000. For purposes of this calculation only, all executive officers and directors of the registrant are assumed to be affiliates.

     Number of shares outstanding of the registrant’s Common Stock at February 17, 2011:

32,800,343 Shares of Common Stock, par value $0.10 per share.

     Portions of the registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom engineered, performance-critical products supplying a broad and diverse customer base. At the time of its 1983 incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, we have pursued a diversified growth strategy in the manufacturing sector. Our principal products now include bearings and components, filters and filter housings, custom rings, shaft seals, linear deceleration products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of alternative energy, specialized robotics, medical, material handling, machine tool positioning, aerospace, defense, security, electronic and other industrial applications. We perform as an extension of our customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service.

We have grown both organically through strategic investments in our business and through acquisitions. In support of our wind energy growth initiative, we invested more than $80 million in our wind energy capacity expansion program from 2006 through 2009. This expansion provides us with a significantly increased capability to supply specialty bearings to wind turbine manufacturers and will help us maintain our leadership position in the supply of specialty bearings. Annual sales to wind energy customers, which are recorded in the Friction Control Products segment, were $95.9 million, $103.0 million and $80.5 million, in 2010, 2009 and 2008, respectively, compared to $32.9 million in 2007.

We have global operations with considerable opportunity to further expand organically. We intend to leverage our brands, reputation, expertise and customer base to gain a greater share of our customers’ business and deeper penetration in existing and adjacent markets. We also intend to opportunistically pursue both complementary “bolt-on” acquisitions and larger, free standing businesses that meet our qualitative criteria within the industrial sector.

Recent Developments

On February 24, 2011 we entered into a definitive agreement to purchase all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. The acquisition is expected to close in the second quarter of 2011 following completion of customary closing conditions. Hahn manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results will be reported in Velocity Control Products.

Industry Segments

We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker to determine resource allocation and assess performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. We aggregate these operating segments for reporting purposes. Information for those operating segments that do not meet the aggregation criteria to form a reporting segment, and for those operating segments that do not meet the quantitative thresholds for separate disclosure as a reporting segment, is combined and disclosed as “Other Industrial Products.”

We have two reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in alternative energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings and specialty balls.

Velocity Control Products – complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs and rotary dampers.

KAYDON CORPORATION FORM 10K 1

Other Industrial Products – complex and standard ring and seal products, filter elements and liquid and gas-phase filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of applications.

During 2010, we determined that our Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment. Therefore, its results are included in “Other Industrial Products.” Prior period results have been reclassified to conform to this presentation.

Net sales related to our two reportable segments and other operating segments during 2010, 2009 and 2008 are set forth in the following table:

	2010	2009	2008

Friction Control Products	$299,009,000	$296,420,000	$325,951,000
Velocity Control Products	60,208,000	46,358,000	69,616,000
Other Industrial Products	104,771,000	98,367,000	126,807,000

Total consolidated net sales	$463,988,000	$441,145,000	$522,374,000

See the Notes to Consolidated Financial Statements (Note 10) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s reportable segments.

Sophisticated industrial technology plays a significant role in all of our segments in the design, engineering and manufacturing of our products. Due to the custom engineered and proprietary nature of our products, critical manufacturing is done in-house and subcontractors are utilized for occasional specialized services. Products are manufactured utilizing a variety of precision metalworking and other process technologies often after working closely with customers to engineer the required solution to their design and performance challenges.

We sell our products in each segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between our factory engineering staffs and our customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. In 2010, 2009 and 2008, several of our operating units had sales to various business units of the General Electric Company and its affiliates (“GE”) totaling, in aggregate, approximately 16.6 percent, 19.2 percent and 12.5 percent of total sales, respectively. No other customer accounted for 10 percent or more of our total sales in 2010, 2009 or 2008. While the loss of any substantial customer, including GE, could have a material short-term impact on our business, we believe that our diverse client base and diverse product offerings should reduce the long-term impact of any such loss.

We do not consider our business in any segment to be seasonal in nature or to have special working capital requirements. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by us or to have a material adverse effect on our earnings or competitive position. In general, raw materials required by the Company are attainable from various sources and in the quantities desired. Various provisions of federal law and regulations require, under certain circumstances, the renegotiations of military procurement contracts or the refund of profits determined to be excessive. We believe, based on experience, that no material renegotiations or refunds will be required under our contracts related to military procurement. We have not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of our assets or which would otherwise result in a material cost in the future.

Backlog

We sell certain products on a build-to-order basis that require substantial order lead-time. This results in a backlog of unshipped, scheduled orders. In addition, certain products are manufactured on the basis of sales projections or annual blanket purchase orders. We define backlog as orders shippable in the upcoming 18 months.

Variability in backlog is affected by the timing of orders received, particularly when larger

2 KAYDON CORPORATION FORM 10K

customers pull forward or push out major orders. Backlog by reporting segment is presented below:

	December 31,	December 31,
	2010	2009

Friction Control Products	$150,954,000	$179,079,000
Velocity Control Products	10,071,000	7,213,000
Other Industrial Products	39,848,000	32,233,000

Total	$200,873,000	$218,525,000

Patents and Trademarks

We hold various patents, patent applications, licenses, trademarks and trade names. We consider patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that there is any reasonable likelihood of a loss of such rights which would have a material adverse effect on our present business as a whole.

Competition

The major domestic and foreign markets for our products are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying by degree among products. Our competitors include a large number of other well-established diversified manufacturers, as well as other smaller companies. Although a number of companies of varying size compete with us, no single competitor is in substantial competition with us with respect to more than a few of its product lines and services.

Employees

We employ approximately 2,172 people. We generally have satisfactory relationships with our employees.

International Operations

Certain friction control products are manufactured in Mexico and the United Kingdom, and certain velocity control products are assembled and distributed through a facility in Germany. In addition, within all segments, we distribute an array of products principally throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

See the Notes to Consolidated Financial Statements (Note 10) contained in Item 8. Financial Statements and Supplementary Data for additional information on the Company’s operations by geographic area.

Available Information

Our internet address is www.kaydon.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are accessible at no charge on our website as soon as reasonably practicable after filing with the Securities and Exchange Commission. Also accessible on our website under “Corporate Governance” are our Corporate Governance Guidelines, our Codes of Ethics, and the charters of the various committees of our Board of Directors. These items are also available in print at no charge to those who direct a request in writing to us. We do not intend for the information contained on our website to be a part of this Annual Report.

ITEM 1A.	RISK FACTORS

The following risk factors could affect our financial condition and/or operating results.

Our customers’ economic cycles may affect our operating results and financial condition.

Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and earnings. In addition, our military sales are dependent on government funding. While business conditions in 2010 improved compared to conditions in late 2008 and 2009, sales to certain industries have not yet recovered to pre-recessionary levels. The timing and sustainability of worldwide economic growth in 2011 is uncertain and if economic conditions do not remain at current levels or if conditions deteriorate

KAYDON CORPORATION FORM 10K 3

our results of operations could be adversely affected.

Increased competition in our key markets could result in a reduction in our revenues and earnings and adversely affect our operating results and financial condition.

The industries in which we operate are fragmented and we face competition from multiple companies across our various product lines. We expect competitive pressures from new products and aggressive pricing to increase, which may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced levels of revenues and earnings. Our competitors include U.S. and non-U.S. companies, some of which benefit from lower labor costs and fewer regulatory burdens. In addition, certain competitors, including Eaton, Timken, SKF, Schaeffler and ITT, are larger than Kaydon and may have access to greater financial, technical, development, marketing, manufacturing, sales and distribution services and other resources. Increased competition with these companies or new entrants to our key markets could prevent price increases for our products or could require price reductions for our products, which could adversely affect our financial condition, results of operations, growth or liquidity.

Future acquisitions may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition.

In addition to internal growth, our current strategy involves growth through acquisitions of complementary businesses as well as acquisitions that would diversify our product offerings. Like other companies with similar growth strategies, we may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A portion of our expected future growth in revenues may result from acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could be significant to us. Although it is our general objective only to acquire companies in transactions which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions may entail integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Finally, as a result of our acquisitions of other businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

Political, economic and regulatory conditions inherent in the international markets in which we participate could adversely affect our operating results and financial condition.

Typically, sales of our products from our foreign subsidiaries and from our domestic businesses selling to foreign locations account for approximately 30 to 40 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.

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

4 KAYDON CORPORATION FORM 10K

Our critical performance products expose us to potential litigation-related costs which may adversely affect our operating results and financial condition.

As a provider of critical performance products in a variety of industries including alternative energy, aerospace, defense, robotics, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.

In the past, costs related to legal proceedings and settlements have had a material effect on our business, financial condition, results of operations and liquidity. We cannot be assured that the ultimate cost of current known or future unknown litigation and claims will not exceed management’s current expectations and it is possible that such costs could have a material adverse effect on the Company. In addition, litigation is time consuming and could divert management attention and resources away from our business.

Our capacity expansion to supply custom bearings to a select group of global customers in the wind energy market may adversely affect our operating results and financial condition.

We have invested more than $80 million to expand our capacity to supply custom bearings to the wind energy market. We face a risk of exposure to sales and earnings volatility if this industry is affected by conditions in the capital markets, attracts new competition, loses certain governmental incentives, or matures more rapidly than currently anticipated.

The condition of the financial markets and the general economic environment may impact the timing and extent that wind energy market customers proceed with planned projects, and, if financial market conditions are not conducive to financing our customers’ projects or economic conditions do not support further growth, our operating results and financial condition may be adversely affected.

We have invested in increased capacity to supply custom bearings to the wind energy market. In addition to the significant capital assets acquired, we currently have substantial accounts receivable and inventory balances related to certain wind energy customers. The wind energy market has been impacted by issues associated with credit and financing availability and end user confidence in proceeding with previously planned projects. If financial market conditions are not conducive to financing our customers’ projects or economic conditions do not support further growth, customers may react in a manner that could adversely affect our operating results and financial condition. A bankruptcy filing by a significant wind energy customer may result in uncollectible accounts receivable and unusable inventory, as well as reduced utilization of our large diameter bearing manufacturing facilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location

Friction Control Products	Avon, OH; Dexter, MI; Muskegon, MI; Sumter, SC (3 sites); King’s Lynn, United Kingdom; Monterrey, Mexico (2 sites)
Velocity Control Products	Farmington Hills, MI; Langenfeld, Germany
Other Industrial Products	Baltimore, MD; Crawfordsville, IN; Danville, IL; Doraville, GA; LaGrange, GA (2 sites); Sayreville, NJ

KAYDON CORPORATION FORM 10K 5

We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. Except for leased facilities in Monterrey, Mexico (1 site) and LaGrange, GA (1 site), substantially all of the properties are owned by us. None of our properties are subject to significant encumbrances. Our manufacturing facilities currently have sufficient capacity to meet customer demand. Our leased executive offices are located in Ann Arbor, MI.

ITEM 3.	LEGAL PROCEEDINGS

Various claims, arising in the normal course of business are pending against us. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Information regarding legal proceeding involving us is set forth in the Legal Costs and Contingencies section of Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

6 KAYDON CORPORATION FORM 10K

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following are the executive officers of Kaydon Corporation as of December 31, 2010.

Name and Age of	Data Pertaining to
Executive Officer	Executive Officers

James O’Leary(48)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.
Anthony T. Behrman(47)	Vice President – Human Resources. Mr. Behrman joined Kaydon in December 2007. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE and General Dynamics.
Debra K. Crane(55)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.
Peter C. DeChants(58)	Senior Vice President, Chief Financial Officer since January 2009. From May 2007 to January 2009 Mr. DeChants held the position of Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was previously Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.
Laura M. Kowalchik(41)	Vice President, Controller and Chief Accounting Officer. Ms. Kowalchik joined Kaydon in October 2010. Prior to joining Kaydon, she was Vice President and Corporate Controller of Dura Automotive Systems, LLC from 2008 to 2010. From 2006 to 2008 she held senior financial positions at Microheat, Inc. Ms. Kowalchik also held various positions with Metaldyne Corporation from 1998 to 2006.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

KAYDON CORPORATION FORM 10K 7

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “KDN”. As of December 31, 2010, there were 595 holders of record of our common stock.

The following table sets forth the high and low closing sales prices of our common stock and the cash dividends declared per share for the fiscal periods indicated.

	2010 by Quarter			2009 by Quarter

	Market Price	Market Price	Dividends	Market Price	Market Price	Dividends
	High	Low	Declared	High	Low	Declared

Fourth	$40.72	$33.60	$0.19	$38.31	$31.03	$0.18
Third	37.99	32.03	0.19	36.72	29.70	0.18
Second	44.86	32.65	0.18	36.77	27.20	0.17
First	38.64	31.33	0.18	35.70	23.19	0.17

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon our earnings, capital requirements, financial condition and other factors.

The following table provides information with respect to purchases made by the Company of shares of its common stock during each fiscal month in the fourth quarter of 2010.

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May
	of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)

October 3 to October 30	—	—	—	2,787,929
October 31 to November 27	300,000	$35.50	300,000	2,487,929
November 28 to December 31	200,500	$37.92	200,500	2,287,429

Total	500,500	$36.47	500,500	2,287,429

(1)	In May 2005, the Company’s Board of Directors authorized management to repurchase up to 5,000,000 shares of its common stock in the open market.

8 KAYDON CORPORATION FORM 10K

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans at December 31, 2010, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

(C)
Number of securities
	(A)			remaining available
	Number of securities		(B)	for future issuance
	to be issued upon		Weighted average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding options,	(excluding securities
	options, warrants and		warrants and	reflected
	rights		rights	in column (A))

Equity compensation plans approved by shareholders	603,000	(1)	$38.83	2,459,001	(3)
Equity compensation plans not approved by shareholders(2)	23,890		N/A	N/A

Total	626,890			2,459,001

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding at December 31, 2010.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan adopted by the Board of Directors effective January 1, 2001. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

KAYDON CORPORATION FORM 10K 9

Stock Performance Graph

The following graph compares the cumulative, five-year shareholder returns on our common stock to the Standard & Poor’s 500 (“S&P 500”) Stock Composite Index for the broad equity index and the Value Line Diversified Manufacturing Index as an industry standard for the five-year period commencing January 1, 2006 and ending December 31, 2010, assuming an investment of $100.00 at the close of trading on December 31, 2005 in our common stock, the S&P 500 Stock Composite Index and the Value Line Diversified Manufacturing Index (published by Value Line, Inc). The cumulative total return assumes reinvestment of dividends.

	2005	2006	2007	2008	2009	2010

Kaydon Corporation	$100.00	$125.23	$173.83	$111.16	$118.22	$137.36
Standard & Poor’s 500	$100.00	$115.79	$122.15	$76.95	$97.31	$111.97
Diversified Manufacturing Index	$100.00	$125.40	$144.42	$86.22	$111.56	$141.90

10 KAYDON CORPORATION FORM 10K

ITEM 6. SELECTED FINANCIAL DATA

	2010		2009		2008	2007		2006

	(In thousands, except per share data)

Income Statement
Net Sales	$463,988		$441,145		$522,374	$451,382		$403,992
Gross Profit	164,625		143,865		192,180	184,300		167,426
Net Income(3)	$56,045	(1)	$45,956	(2)	$65,063	$72,808	(5)	$65,004
Balance Sheet
Total Assets	$801,332		$787,944		$789,782	$786,565		$737,556
Cash and Cash Equivalents, and Short-term Investments	286,648		262,403		232,998	286,993		370,789
Total Debt(3)	—		—		—	196,860		189,201
Cash Flow Data
Net Cash From Operating Activities	$93,864		$66,181		$57,900	$74,259		$89,860
Capital Expenditures	15,397		11,986		60,704	54,244		26,930
Depreciation and Amortization of Intangible Assets	24,510		24,119		21,645	15,002		14,312
Per Share Data
Earnings per Share – Diluted(4)	$1.67	(1)	$1.37	(2)	$2.06	$2.39	(5)	$2.15
Dividends Declared per Share	0.74		0.70		0.64	0.54		0.48

(1)	2010 results include the after tax effect, $2.3 million or $0.07 per share, of the pre-tax $3.5 million gains related to the curtailment of certain postretirement benefits, the after tax effect, $2.7 million or $0.08 per share, of the pre-tax $4.0 million of expenses for unconsummated corporate development efforts and the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.7 million in expenses related to our manufacturing consolidation program.

(2)	2009 results include the after tax effect, $4.9 million or $0.15 per share, of the pre-tax $7.6 million gains related to the curtailment of certain postretirement benefits.

(3)	Includes the effect of the retrospective application of accounting guidance related to our former Contingent Convertible Senior Subordinated Notes. The retrospective application reduced previously reported net income for 2008, 2007 and 2006 by $2.0 million, $4.9 million and $4.5 million, respectively. The effect of this guidance also reduced total debt for 2007 and 2006 by $3.1 million and $10.8 million, respectively.

(4)	Includes the effect of the retrospective application of accounting guidance related to certain of our equity incentive awards which participate in dividends prior to vesting. The retrospective application reduced previously reported diluted earnings per share for 2008, 2007 and 2006 by $0.03, $0.02 and $0.02, respectively.

(5)	2007 results include the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

KAYDON CORPORATION FORM 10K 11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of alternative energy, industrial, aerospace, defense, medical and electronic equipment and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from year to year.

Global economic conditions improved in 2010 from the recessionary conditions experienced in the latter part of 2008 and the majority of 2009. This contributed to the sales volume and operating income increases achieved in each of our business segments. Order rates also improved, as customers have gradually moved from the level of extreme caution at which they were operating in 2009. As we did at the initial stages of the recession, we have continued to focus on programs to grow market share, reduce costs and improve capacity utilization and increase cash flow, thereby allowing us to capitalize on the improved industrial environment in 2010 and positioning us to capitalize on future opportunities in targeted markets as economic conditions continue to improve.

The improved 2010 industrial environment benefited our businesses selling to industrial end-markets which more than offset the anticipated moderation in our wind energy and military businesses that occurred in the second half of 2010, after having been robust throughout the recent recession. Our performance during 2011 remains dependent on the continued strengthening of general economic and industrial conditions.

Sales to the wind energy market moderated in the second half of 2010 as was expected, but the longer term outlook will be heavily influenced by both continued improvement in the economy and the resultant need for electricity, and greater clarity around public policy regarding alternative energy. We believe that continuing actions and policy statements from the U.S. Government regarding a sustained, committed policy towards increasing renewable energy usage in the United States supports the confidence we have in our investment in this market.

During 2010 our net sales totaled $464.0 million, as we were able to take advantage of the effects of the improved economic conditions in several of our markets. We generated net income of $56.0 million and cash flow from operating activities of $93.9 million during 2010. Due to the strong cash flow from operating activities, cash and cash equivalents increased $24.2 million during the year even as we invested $15.4 million in capital expenditures, $27.0 million for stock repurchases and $24.5 million in our common stock dividend. The total order book for 2010 equaled $446.3 million, compared to $347.1 million in 2009 with the increase reflecting the economic recovery experienced to varying degrees within our businesses and markets served. Our 2010 year-end backlog totaled $200.9 million. Our investable balances provided significant interest income in early 2008 before financial markets deteriorated. We responded to these adverse financial market conditions with an investment strategy focused on preserving cash balances. Market interest rates on these investments are now near zero percent. As a result, our returns on our investable balances were relatively insignificant in both 2009 and 2010 and will not improve significantly until market rates increase.

At December 31, 2010, our current ratio was 8.8 to 1 and working capital totaled $414.3 million. We believe that our cash and cash equivalents balance of $286.6 million at December 31, 2010 and future cash flows from operations, along with our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.

In summary, our future performance will be impacted by general economic conditions and the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.

The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report to assist in understanding our results of operations, financial condition, cash flows, capital structure and other relevant financial information.

12 KAYDON CORPORATION FORM 10K

Selected Data For The Years 2010, 2009 and 2008

	For the Years Ended December 31,

		% of		% of		% of
	2010	sales	2009	sales	2008	sales

	(Dollars in thousands, except per share amounts)

Results from operations:
Net sales	$463,988		$441,145		$522,374
Cost of sales	299,363		297,280		330,194

Gross profit	164,625	35.5%	143,865	32.6%	192,180	36.8%
Selling, general and administrative expenses	83,006	17.9%	72,527	16.4%	86,669	16.6%

Operating income	81,619	17.6%	71,338	16.2%	105,511	20.2%
Interest expense	231		247		9,363
Interest income	486		537		4,860
Provision for income taxes	25,829		25,672		35,945

Net income	$56,045		$45,956		$65,063
Earnings per share - diluted	$1.67		$1.37		$2.06

Analysis of 2010 Operations Compared to 2009 Operations

Net Sales

Net sales for 2010 equaled $464.0 million, an increase of $22.8 million or 5.2 percent, compared to net sales in 2009 of $441.1 million. The growth in 2010 was attributable primarily to a $40.8 million increase in sales volumes to customers across several of our principal end markets including the specialized robotic, machinery, semiconductor and medical markets, partially offset by $16.7 million in net pricing reductions and $1.8 million from the unfavorable effect of changes in foreign exchange rates. The net pricing reductions were due primarily to the contractual pass-through of reduced material costs within the wind energy market. The decrease resulting from foreign exchange rate changes was principally attributable to a stronger U.S. dollar relative to the Euro and British pound on a year-over-year basis.

Gross Margin

Gross margin in 2010 was 35.5 percent, an increase of 2.9 points from the 32.6 percent gross margin in 2009. The increased sales volume increased gross margin by 2.1 points as a result of the operating leverage on the additional sales. Net cost reduction efforts across our businesses increased gross margin by 2.4 points. Pricing had a favorable impact of 0.6 points on gross margin. These increases were partially offset by a 1.1 point reduction in gross margin due to unfavorable changes in product mix with greater growth in sales of certain lower margin products relative to higher margin products, a 0.7 point reduction due to the impact of our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements) and a 0.4 point reduction from the effects of foreign exchange rate changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $83.0 million, or 17.9 percent of sales, in 2010, compared to $72.5 million, or 16.4 percent of sales, in 2009. The $10.5 million increase was attributable to a $5.6 million increase in accrued incentive compensation expense compared to 2009 resulting from our improved financial performance, $4.1 million of lower net gains associated with the curtailment of certain postretirement benefits in 2010 compared to 2009, $3.8 million of higher costs incurred for unconsummated corporate development efforts in 2010 compared to 2009 and $0.4 million of costs related to our 2010 manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements). Partially offsetting these cost increases were $3.4 million of other cost reductions.

Operating Income

Our operating income was $81.6 million, or 17.6 percent of sales, in 2010, compared to $71.3 million, or 16.2 percent of sales, in 2009. The increase in gross profit more than offset the increase in selling, general and administrative expenses.

KAYDON CORPORATION FORM 10K 13

Interest Income

During 2010, interest income totaled $0.5 million on average investment balances of $260.1 million. This compares to $0.5 million of interest income in 2009 on average investment balances of $225.9 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.

Interest Expense

During 2010, interest expense totaled $0.2 million and represented the amortization of costs associated with our current and prior credit facilities. During 2009, interest expense totaled $0.2 million and represented amortization of costs associated with our prior credit facility.

Provision for Income Taxes

The effective tax rate for 2010 was 31.5 percent compared to 35.8 percent in 2009 with the reduction largely attributable to the tax effect of our planned permanent reinvestment of earnings of certain international operations, tax credits for qualified investments in advanced energy projects and the full availability of the Domestic Manufacturing Deduction. The effective tax rate is expected to increase modestly in 2011 due primarily to the absence of tax credits for qualified investments in advanced energy projects.

Net Income

Net income for 2010 was $56.0 million or $1.67 per share on a diluted basis, which included the after tax expenses of $2.7 million, or $0.08 per share, for unconsummated corporate development efforts and $2.5 million, or $0.08 per share, for costs related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements) and the after tax gain of $2.3 million, or $0.07 per share, associated with the curtailment of certain postretirement benefits, based on approximately 33.1 million common shares outstanding. Net income for 2009 was $46.0 million or $1.37 per share on a diluted basis, which included the $4.9 million, or $0.15 per share, after tax gain associated with the curtailment of certain postretirement benefits, based on approximately 33.3 million common shares outstanding.

Analysis of 2009 Operations Compared to 2008 Operations

Net Sales

Net sales for 2009 equaled $441.1 million, a decrease of $81.2 million or 15.5 percent, compared to net sales in 2008 of $522.4 million. During 2009, the decline in net sales was primarily attributable to a decrease in volume of $73.2 million, or 14.0 percent, compared to 2008, as sales gains to wind energy customers of $22.5 million or 28.0 percent were more than offset by the adverse impact of the global economic recession on all our reporting segments and all our other significant end markets. The adverse effects of changes in foreign exchange rates had an $8.6 million, or 1.6 percent, unfavorable impact on sales. This decrease was principally attributable to a stronger U.S. dollar relative to the Euro and British pound on a year-over-year basis. Finally, net improved pricing yielded an increase of $0.6 million for the year. Pricing changes were favorable in the first half of 2009 primarily as a result of price increases on our core products, but were unfavorable in the second half of the year primarily due to contractual adjustments associated with the pass-through of decreased material costs.

Gross Margin

Gross margin in 2009 was 32.6 percent, a decrease of 4.2 points from the 36.8 percent gross margin in 2008. The decreased sales volume and higher unabsorbed fixed costs associated with lower production volumes largely due to the global economic downturn accounted for 4.5 points of the decline in gross margin, but was partially offset by the impact of cost reduction efforts implemented across all our businesses. Unfavorable changes in product mix accounted for an additional 0.7 points of the decline due to reduced sales volume to higher margin industrial markets and increased sales volume to the wind energy market, where margins are not as high. Pricing had a favorable impact of 1.0 point on gross margin, primarily attributable to favorable selling price increases in the first half of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $72.5 million, or 16.4 percent of sales, in 2009, compared to $86.7 million, or 16.6 percent of sales, in 2008. During 2009, we recorded gains

14 KAYDON CORPORATION FORM 10K

totaling $7.6 million that were associated with the curtailment of certain postretirement benefits. The remaining decrease was primarily attributable to the preemptive steps taken throughout the year to reduce discretionary costs across all reporting segments as a result of lower sales volume, partially offset by approximately $1.8 million of one-time expenses associated with layoffs and related severance in 2009.

Operating Income

Our operating income was $71.3 million, or 16.2 percent of sales, in 2009, compared to $105.5 million, or 20.2 percent of sales, in 2008. The decrease in gross profit more than offset the decrease in selling, general and administrative expenses.

Interest Income

During 2009, interest income totaled $0.5 million on average investment balances of $225.9 million as interest rates were negligible for most of the year. This compares to $4.9 million of interest income in 2008 when we earned approximately 1.7 percent on average investment balances of $272.0 million. The decrease in average investment balances resulted from investments in our capital expenditure program, increased working capital, contributions to our qualified pension plans, the use of cash for our stock repurchase program and an increase in our dividend rate. The decrease in average interest rates in 2009 reflects our conservative investment strategy to preserve cash balances in response to adverse financial market conditions and prevailing historically low interest rates on short-term treasury securities.

Interest Expense

During 2009, interest expense totaled $0.2 million and represented amortization of credit facility costs. During 2008, interest expense totaled $9.4 million. The year-over-year difference of $9.1 million is attributable to interest and amortization of issuance costs associated with our $200.0 million 4% Contingent Convertible Senior Subordinated Notes due 2023, prior to their conversion into shares of our common stock in 2008, including a $3.1 million adjustment of interest and amortization costs associated with the retrospective application of new accounting guidance effective January 1, 2009.

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

Results by Business Segment

We classify our businesses into two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” During 2010, we determined that our Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment. Therefore, its results are included in “Other Industrial Products.” Prior period results have been reclassified to conform to this presentation. Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization, corporate administrative expenses and other amounts. Items not allocated to segment operating income in 2010 included costs associated with unconsummated corporate development efforts of $4.0 million and postretirement benefit curtailment gains of $3.5 million. In 2009, unallocated items also included postretirement benefit curtailment gains of $7.6 million and costs associated with unconsummated corporate development efforts of $0.2 million. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

KAYDON CORPORATION FORM 10K 15

Friction Control Products

	For the Years Ended December 31,

				% Change	% Change
	2010	2009	2008	2010 to 2009	2009 to 2008

		Dollars in millions

Sales	$299.0	$296.4	$326.0	0.9%	(9.1)%
Operating Income	$61.3	$50.3	$73.9	21.9%	(31.9)%
Operating Margin	20.5%	17.0%	22.7%

2010 Compared to 2009

Sales in our Friction Control Products reporting segment were $299.0 million during 2010 compared to $296.4 million during 2009, an increase of $2.6 million or 0.9 percent. Sales increased to the semiconductor, machinery and medical markets, and to the industrial markets served by our split-roller bearings and specialty ball businesses, while sales to the military, wind energy and heavy equipment markets decreased. The sales increases were net of $17.8 million in decreased wind energy pricing principally due to the contractual pass-through of material cost decreases and $2.3 million in price declines to other customers. Sales to wind energy customers decreased by $7.1 million compared to the prior year, as the volume increase of $10.7 million was more than offset by this $17.8 million in reduced pricing.

Operating income from the Friction Control Products reporting segment during 2010 totaled $61.3 million compared to $50.3 million in 2009. The $11.0 million increase in operating income was due to $12.4 million from increased sales volume, $9.8 million in net cost reductions and $0.3 million in reduced other severance and other costs compared to the prior period, partially offset by $3.3 million in decreased pricing, $3.7 million in costs related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements), $2.5 million in adverse product mix as volumes of relatively lower margin products grew faster than those of higher margin products and $2.0 million from the unfavorable effects of changes in foreign exchange rates.

2009 Compared to 2008

Sales in our Friction Control Products reporting segment were $296.4 million during 2009 compared to $326.0 million in 2008, reflecting a decrease of $29.5 million or 9.1 percent. Excluding sales gains to wind energy customers of $22.5 million, sales to all other markets in 2009 decreased by $52.0 million compared to 2008. This decline was due to the effects of volume reductions of approximately $47.2 million associated with adverse economic conditions impacting industrial markets and an adverse foreign exchange rate impact of $5.4 million which offset a $0.6 million benefit from increased pricing.

Operating income from the Friction Control Products reporting segment during 2009 totaled $50.3 million compared to $73.9 million in 2008. The $23.5 million decrease in operating income was due to a $21.2 million adverse effect of lower sales volumes, a $0.7 million adverse effect of product mix resulting from a decline in sales to higher margin industrial markets and a $1.6 million decrease resulting from higher costs net of cost saving initiatives and pricing gains. The higher costs include increased depreciation associated with our investment in capacity to support the wind energy growth initiative, increased pension expense and severance and redundancy cost incurred during 2009.

Velocity Control Products

	For the Years Ended December 31,

				% Change	% Change
	2010	2009	2008	2010 to 2009	2009 to 2008

		Dollars in millions

Sales	$60.2	$46.4	$69.6	29.9%	(33.4)%
Operating Income	$14.3	$6.5	$18.0	119.9%	(64.0)%
Operating Margin	23.7%	14.0%	25.9%

16 KAYDON CORPORATION FORM 10K

2010 Compared to 2009

During 2010, sales in our Velocity Control Products reporting segment were $60.2 million compared to $46.4 million in 2009. The increase of $13.8 million was due to $14.3 million in increased volumes to North American and European markets and $0.8 million in price increases initiated in 2009, but was partially offset by the adverse effect of changes in foreign exchange rates of $1.3 million.

The Velocity Control Products reporting segment contributed $14.3 million to our operating income during 2010 compared to $6.5 million during 2009. The increase was attributable to an $8.1 million impact of increased sales and $0.8 million in price increases initiated in 2009. This increase was partially offset by the adverse effect of changes in foreign exchange rates of $0.8 million and net cost increases of $0.3 million primarily due to spending related to sales growth initiatives.

2009 Compared to 2008

During 2009, sales in our Velocity Control Products reporting segment were $46.4 million compared to $69.6 million in 2008. The decrease of $23.3 million was due to a decline in volume of $20.0 million caused by decreased demand in worldwide markets for gas springs, hydraulic dampers and other products, especially in industrial markets, and the adverse effects of changes in foreign exchange rates of approximately $3.3 million.

The Velocity Control Products reporting segment contributed $6.5 million to our operating income during 2009 compared to $18.0 million during 2008. This decrease in operating income is principally due to the effect of the decline in sales volume and adverse effects of foreign exchange rate changes of approximately $13.3 million and $0.4 million, respectively. This decrease was partially offset by net cost savings of $2.2 million.

Other Industrial Products

	For the Years Ended December 31,

				% Change	% Change
	2010	2009	2008	2010 to 2009	2009 to 2008

	Dollars in millions

Sales	$104.8	$98.4	$126.8	6.5%	(22.4)%
Operating Income	$9.0	$8.5	$15.4	5.8%	(44.7)%
Operating Margin	8.6%	8.7%	12.2%

2010 Compared to 2009

Sales of our other industrial products were $104.8 million during 2010 compared to $98.4 million in 2009. The $6.4 million sales increase was principally due to a recovery from reduced sales levels in 2009 in our sealing, air filtration, metal alloy and metal-forming products businesses caused by the recession, which more than offset declines in our liquid filtration and machine tool components businesses. Our metal alloy business sales increase was due to the effect of higher raw material pricing on certain metals that was passed on to our customers.

Our other industrial products contributed $9.0 million to our operating income during 2010 compared to $8.5 million during 2009. This increase in operating income was attributable to $2.0 million from increased sales volumes and $0.7 million from net cost reductions, but was partially offset by $2.0 million from the adverse effect of product mix and $0.2 million from the impact of pricing changes. The unfavorable product mix in 2010 is largely related to the highly competitive aerospace seals market within our sealing products business which typically has lower margins, but which grew at a faster pace in 2010 relative to higher margin products.

2009 Compared to 2008

Sales of our other industrial products were $98.4 million during 2009 compared to $126.8 million in 2008. The $28.4 million sales decline was principally due to the global economic recession which resulted in decreased sales of our sealing, liquid filtration, air filtration, metal alloy and metal-forming products.

Our other industrial products contributed $8.5 million to our operating income during 2009 compared to $15.4 million during 2008. This decrease in operating income was due to the effect

KAYDON CORPORATION FORM 10K 17

of lower sales volumes and an adverse change in product mix associated with lower sales of higher margin industrial seals of $13.9 million, partially offset by net cost reductions of $4.6 million, higher pricing of $1.6 million and property and equipment impairment charges of $0.8 million recorded in 2008.

Liquidity and Capital Resources

At December 31, 2010, our current ratio was 8.8 to 1 and working capital totaled $414.3 million, including cash and cash equivalents of $286.6 million. At December 31, 2009 our current ratio was 9.3 to 1 and working capital totaled $397.7 million, including cash and cash equivalents of $262.4 million.

We have historically generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, implement cost reductions and manage working capital requirements. Net cash from operating activities equaled $93.9 million in 2010, $66.2 million in 2009 and $57.9 million in 2008. Net cash from operating activities in 2010 increased compared to 2009 primarily due to increased net income, decreased contributions to our qualified pension plans and increased accrued liabilities at the end of 2010. Despite difficult economic conditions, net cash from operating activities increased in 2009 compared to 2008 as reduced investments in working capital more than offset the adverse impact of decreased net income.

Net inventories at December 31, 2010 were $88.3 million, a decrease of $0.5 million from the $88.8 million of inventory at December 31, 2009. The 2010 decrease was principally attributable to a reduction in inventory within our Friction Control Products segment, which more than offset increases in the Velocity Control Products segment and Other Industrial Products businesses to support higher sales levels. Net inventories at December 31, 2009 decreased $9.0 million from the December 31, 2008 balance of $97.7 million. The 2009 inventory decrease was principally attributable to the overall decline in sales volumes as inventory turns were consistent on a year-over-year basis.

Due to our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of our wind energy market initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably confident that our accounts receivable are fully collectible. Additionally, we believe that our inventory as of December 31, 2010 is fully realizable.

At December 31, 2010, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that anticipates final resolution of the parties’ claims in the fourth quarter of 2011, unless resolved sooner by agreement of the parties. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.

Capital expenditures to expand productive capacity, improve quality and reduce costs equaled $15.4 million in 2010, $12.0 million in 2009 and $60.7 million in 2008. The increase in capital expenditures in 2010 compared to 2009 reflects spending related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements). The decrease in capital expenditures

18 KAYDON CORPORATION FORM 10K

in 2009 compared to 2008 reflects the completion of our wind energy capital expansion in 2009 and our disciplined approach to managing capital expenditures during challenging economic conditions. During 2011 we expect to invest approximately $20 to $25 million in aggregate capital expenditures for all segments.

The Company paid common stock dividends totaling $24.5 million, $23.2 million and $18.2 million in 2010, 2009 and 2008, respectively. The dividends paid through the third quarter of 2008 were at a quarterly rate of $0.15 per share. The dividends paid in the fourth quarter of 2008 and the first three quarters of 2009 were at a quarterly rate of $0.17 per share. The dividends paid in the fourth quarter of 2009 and in the first three quarters of 2010 were at a quarterly rate of $0.18 per share. The dividend declared in July 2010, paid early in the fourth quarter of 2010, was at a quarterly rate of $0.19 per share.

We repurchased 741,754 shares of our common stock in 2010 for $27.0 million, 314,047 shares of our common stock in 2009 for $8.9 million and 937,941 shares of our common stock in 2008 for $35.9 million. In 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5,000,000 shares. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 2,712,571 shares have been repurchased as of December 31, 2010. We may make opportunistic stock repurchases over time, the amount of which will depend on the market for our common stock and our financial condition and liquidity.

Our payments to various taxing authorities were $19.2 million, $16.7 million and $27.4 million during 2010, 2009 and 2008. Tax payments are expected to be approximately $27 million during 2011. As part of governmental efforts to react to climate change and stimulate economic growth, The American Reinvestment and Recovery Act of 2009 authorized the Department of Treasury to award tax credits for qualified investments in advanced energy projects, to support new, expand, or re-equip domestic manufacturing facilities. In 2010, we were awarded $1.8 million in tax credits for our qualifying advanced energy investment which are being recognized using the flow-through method.

We had no debt outstanding at any time during 2010 and 2009 and accordingly paid no cash interest. Cash payments of interest totaled $4.0 million in 2008. During 2008, $9.1 million of interest and amortization of issuance costs was charged to interest expense related to our previously outstanding 4% Contingent Convertible Senior Subordinated Notes due 2023 (see Note 4 to the Consolidated Financial Statements).

In September 2010, we entered into a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions, and matures on September 21, 2015 (see Note 4 to the Consolidated Financial Statements).

Fees related to our credit agreement of approximately $1.9 million are being amortized as a component of interest expense over a five-year period. Credit agreement fees included in other assets in the Consolidated Balance Sheet at December 31, 2010, equaled $1.8 million.

We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, the ability to borrow under our credit agreement provides additional financial strength to support our objectives, including future acquisitions.

Our significant contractual obligations at December 31, 2010 are set forth below:

	Payments due by period

			2012-	2014-	More than
Contractual Obligations	Total	2011	2013	2015	5 years

		(In thousands)

Operating leases	$9,580	$2,170	$3,038	$2,091	$2,281
Purchase obligations for property, plant and equipment	3,882	3,882	—	—	—

Total	$13,462	$6,052	$3,038	$2,091	$2,281

KAYDON CORPORATION FORM 10K 19

We expect to make cash contributions of approximately $3.3 million to our pension plans in 2011. We regularly review our funding strategy for our pension plans. We expect to contribute approximately $0.5 million to our postretirement benefit plans in 2011. We have $2.1 million of liabilities for unrecognized tax benefits which are excluded from the above table because the timing of settlement of these liabilities cannot be reasonably estimated.

Corporate Development

Our corporate development efforts are intended to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth.

On February 24, 2011 we entered into a definitive agreement to acquire HAHN-Gasfedern GmbH and related real estate and intangible property, which is expected to close in the second quarter of 2011.

Litigation

We are a party to various pending lawsuits and other matters arising in the normal course of business. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2010 and 2009 were not material.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

We continually evaluate the estimates, judgments and assumptions used to prepare the consolidated financial statements. In general, our estimates are based on: historical experience, information from third party professionals and various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. We have identified certain accounting policies and estimates, described below, that are the most critical to the portrayal of our current financial condition and results of operations.

Inventories – Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions regarding future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known or anticipated engineering change orders, new products and other factors.

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

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 1 and Note 9) in this Annual Report for additional information regarding long-lived assets.

20 KAYDON CORPORATION FORM 10K

Impairment of Goodwill and Indefinite-Lived Intangible Assets – We test goodwill for impairment at the reporting unit level, which represents an operating segment or a component of an operating segment for which discrete financial information is available and segment management regularly reviews the operating results. Currently eight of our reporting units have goodwill balances.

We test for impairment of goodwill on an annual basis by comparing the fair value of each reporting unit with the reporting unit’s carrying value. In accordance with current accounting guidance, we have included deferred income taxes in determining the carrying value of each reporting unit. The fair value of the reporting unit is derived from an estimate of discounted future cash flows. The discounted cash flow model for each reporting unit requires judgmental assumptions regarding each reporting unit’s specific projected revenue growth, future operating margins and working capital and capital expenditure requirements, in addition to assumptions of appropriate discount rates and terminal values based on growth rates in perpetuity. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In 2010, as of our annual assessment date, a discount rate was developed which is the value-weighted average of our estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics, including a size risk premium. In 2010, depending on the assessed risk of the reporting unit, we increased the discount rate used to calculate the fair value of certain reporting units and used discount rates of 11.5 to 12.5 percent to calculate the fair value of each reporting unit. In 2009 a 12 percent discount rate was utilized for all reporting units, which reflected a higher level of systematic risk prevailing in the market in 2009 compared to 2010.

In arriving at future discounted cash flows for each reporting unit, we evaluate the appropriate growth rate in perpetuity for each of our reporting units to calculate a terminal value of cash flows following each reporting unit’s five-year planning period. The terminal value for each reporting unit is determined based on that reporting unit’s specific operating cash flow at the end of the planning period and the reporting unit’s assumed growth rate in perpetuity. In 2010, as of our annual assessment date, we used a growth rate in perpetuity of 1.0 to 2.5 percent depending on the assessed long-term growth of the reporting unit. In 2009, a growth rate in perpetuity of 2.0 percent was utilized for all reporting units.

Potential goodwill impairment is identified if a reporting unit’s carrying value is more than a reporting unit’s fair value. If this occurs, normally a third-party valuation specialist is utilized to assist us in determining the implied fair value of the reporting unit’s goodwill. The amount of any actual impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill.

Our goodwill impairment testing in 2010 revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 31 annual testing date ranged from approximately 38 percent to approximately 282 percent. Assumptions regarding discount rate, revenue growth rates, operating profit margins and perpetuity growth rate may have a significant effect on the estimated fair value of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical ten percent decrease to the fair values of each reporting unit. The results of this ten percent hypothetical change in fair values would not have changed our conclusion that fair values exceeded carrying values in each case by a material amount.

Certain trademarks are our only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

We believe the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because the estimate of discounted future cash

KAYDON CORPORATION FORM 10K 21

flows and terminal values, while based on reasonable and supportable assumptions and projections, require our subjective judgments, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made, projected outcomes based on the assumptions made can vary, and the calculation of implied fair value is inherently subject to estimates.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 9) in this Annual Report for additional information regarding goodwill and intangible assets.

Retirement Benefits – Our employee pension and postretirement benefit costs and obligations recorded in the financial statements are dependent on our estimates provided to and used by our actuaries in calculating such amounts.

We believe the accounting estimates related to retirement benefits to be critical accounting estimates because of the wide range of assumptions used in deriving yearly contribution and expense amounts as well as the amounts recorded for retirement benefits in our financial statements. Significant assumptions include judgments regarding discount rates, health care cost trend rates, salary growth rates and long-term returns on plan assets.

We have developed estimates based on historical experience, information from third party professionals and various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. In developing the discount rate assumption used to determine the pension and postretirement benefit obligations, we use the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. The equivalent weighted average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows. Health care cost trend assumptions are developed based on historical data, the near-term outlook and on an assessment of likely long-term trends. Salary growth assumptions reflect our long-term experience, the near-term outlook and assumed inflation. Long-term return on plan assets is based on an evaluation of historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price to earnings ratios and volatility of returns. For various fixed income asset categories, expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks and long-term default rates.

Assumed discount rates, expected rate of return on plan assets and rate of compensation increases have a significant effect on the amounts reported for the pension plans. The effect of a one percentage point increase or decrease in each factor on the projected benefit obligation and net periodic pension cost would have been:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Discount rate effect on December 31, 2010 projected benefit obligation	$(14,095,000)	$17,175,000
Discount rate effect on the 2010 net periodic pension cost	$(1,391,000)	$1,636,000
Salary scale effect on December 31, 2010 projected benefit obligation	$2,885,000	$(2,418,000)
Salary scale effect on the 2010 net periodic pension cost	$614,000	$(519,000)
Expected return on plan assets effect on the 2010 net periodic pension cost	$(998,000)	$998,000

The following table summarizes certain of the Company’s assumptions:

	Pension Benefits		Postretirement Benefits

	2010	2009	2010	2009

Weighted average assumptions used to determine obligations:
Discount rate – qualified pension plans and postretirement benefit plans	5.46%	5.93%	4.50%	5.47%
Discount rate – non-qualified pension plan	5.50%	6.05%	N/A	N/A
Rate of compensation increase – age-graded	4.50%	5.00%	4.50%	5.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.93%	6.25%	5.35%	6.23%
Discount rate – non-qualified pension plan	6.05%	6.25%	N/A	N/A
Expected long-term return on plan assets	7.70%	8.00%	N/A	N/A
Rate of compensation increase – age-graded	5.00%	5.00%	5.00%	5.00%

22 KAYDON CORPORATION FORM 10K

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

The current market conditions for highly rated corporate bonds has a significant effect on our assumption for the discount rate used to determine projected benefit obligations and net periodic benefit cost, where an increase (decrease) in interest rates will result in a decrease (increase) in the projected benefit obligation and decrease (increase) in net periodic benefit cost. At December 31, 2010, the discount rates assumed were lower than those at December 31, 2009, affecting plan benefit obligations at December 31, 2010 and the net periodic pension cost for 2011 accordingly.

Changes in current conditions in financial markets do not significantly alter the underlying long-term expected return on plan assets each year. However, actual returns compared to the expected return on plan assets have a significant effect on the funded status of the plans and consequently the net periodic pension cost and plan contributions in future periods. The actual rate of return on plan assets in 2010 and 2009 significantly exceeded the expected long-term rate of return on plan assets. The actual rate of return on plan assets in 2008 was significantly below the expected long-term rate of return on plan assets reducing the funded status at December 31, 2008 and increasing the net periodic pension cost in 2009. We chose to make a voluntary contribution to our qualified pension plans in 2009 using cash generated from operations. The combined effect of our voluntary contribution and the actual rate of return on plan assets during the last two years resulted in a relative improvement in the funding status of our qualified plans at December 31, 2010 and 2009 and reduced net periodic pension cost in 2010. Our cash contributions required to fund our pension plans in 2011 are expected to be $3.3 million. The 2011 cash contributions and future expected contributions are expected to have only a minor impact on our current and future liquidity as we expect to meet funding requirements from cash generated in our operations or our available cash resources.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 6) in this Annual Report for additional information regarding costs, obligations and assumptions for employee pension and postretirement benefits.

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

We have liabilities recorded for unrecognized tax benefits totaling $2.1 million as of December 31, 2010, all of which would affect the effective tax rate. It is our policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. We have recorded $0.9 million in liabilities for tax-related interest and penalties on our consolidated balance sheet, as of December 31, 2010. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one or more of its subsidiaries, operates and files income tax returns in the United States, various states and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, we are no longer subject to U.S. federal tax examinations for years before 2007, state examinations for years before 2005, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2008.

We believe the accounting estimates related to income taxes to be critical accounting estimates

KAYDON CORPORATION FORM 10K 23

because the range of assumptions used to determine deferred tax assets and liabilities and to record current tax benefits and liabilities, while based on reasonable and supportable information, may change from year to year causing projected outcomes to vary.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 8) in this Annual Report for additional information regarding income taxes.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding our plans, expectations, estimates and beliefs. Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “should,” “could,” “potential,” “projects,” “approximately” and other similar expressions, including statements regarding pending litigation, general economic conditions, competitive dynamics and the adequacy of capital resources. These forward-looking statements may include, among other things, projections of our financial performance, anticipated growth and expansion, characterization of and our ability to control contingent liabilities and anticipated trends in our businesses. These statements are only predictions, based on our current expectation about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

In addition, the Company or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake any responsibility to update our forward-looking statements or risk factors to reflect future events or circumstances except to the extent required by applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including changes in interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to investments in cash and cash equivalents, and short-term investments. All highly liquid investments, including highly liquid debt and investment instruments purchased with an original maturity of three months or less, are considered cash equivalents. We place our investments in cash equivalents with high credit quality issuers and limit the amount of exposure to any one issuer. A decrease in interest rates would not have a material impact on our pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico and Asia. Therefore, changes in the value of currencies in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on our financial condition and cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Their report is included herein.

KAYDON CORPORATION FORM 10K 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Kaydon Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2011

26 KAYDON CORPORATION FORM 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kaydon Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2011

KAYDON CORPORATION FORM 10K 27

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$286,648,000	$262,403,000
Accounts receivable, less allowance of $945,000 in 2010 and $1,183,000 in 2009	76,010,000	77,977,000
Inventories, net	88,253,000	88,796,000
Other current assets	16,384,000	16,601,000

Total current assets	467,295,000	445,777,000

Property, plant and equipment, at cost:
Land and improvements	4,673,000	4,823,000
Buildings and leasehold improvements	60,042,000	58,939,000
Machinery and equipment	289,084,000	278,175,000

	353,799,000	341,937,000
Less: accumulated depreciation and amortization	(184,202,000)	(166,221,000)

	169,597,000	175,716,000

Goodwill, net	143,428,000	143,891,000
Other intangible assets, net	18,047,000	21,552,000
Other assets	2,965,000	1,008,000

	$801,332,000	$787,944,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,944,000	$21,353,000
Accrued expenses:
Salaries and wages	11,439,000	5,087,000
Employee benefits	3,951,000	4,055,000
Dividends payable	6,279,000	6,043,000
Other accrued expenses	10,964,000	9,073,000
Taxes payable	3,452,000	2,473,000

Total current liabilities	53,029,000	48,084,000

Long-term postretirement and postemployment benefit obligations	23,567,000	28,669,000
Deferred taxes	12,547,000	10,391,000
Other long-term liabilities	3,051,000	835,000

Total long-term liabilities	39,165,000	39,895,000

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued)	3,693,000	3,693,000
Paid-in capital	106,818,000	103,892,000
Retained earnings	708,807,000	677,480,000
Less: Treasury stock, at cost (4,303,370 and 3,660,665 shares in 2010 and 2009)	(83,382,000)	(59,245,000)
Accumulated other comprehensive income	(26,798,000)	(25,855,000)

	709,138,000	699,965,000

	$801,332,000	$787,944,000

The accompanying notes are an integral part of these statements.

28 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Net Sales	$463,988,000	$441,145,000	$522,374,000
Cost of sales	299,363,000	297,280,000	330,194,000

Gross Profit	164,625,000	143,865,000	192,180,000
Selling, general and administrative expenses	83,006,000	72,527,000	86,669,000

Operating Income	81,619,000	71,338,000	105,511,000
Interest expense	(231,000)	(247,000)	(9,363,000)
Interest income	486,000	537,000	4,860,000

Income Before Income Taxes	81,874,000	71,628,000	101,008,000
Provision for income taxes	25,829,000	25,672,000	35,945,000

Net Income	$56,045,000	$45,956,000	$65,063,000

Earnings Per Share
Basic	$1.67	$1.37	$2.17

Diluted	$1.67	$1.37	$2.06

Dividends Declared Per Share	$0.74	$0.70	$0.64

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 29

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008

						Accumulated
						Other
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Income (Loss)		Total

Balance, December 31, 2007		$3,693,000	$69,404,000	$609,802,000	$(218,005,000)	$18,496,000		$483,390,000
Net income, 2008	$65,063,000	—	—	65,063,000	—	—		65,063,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(16,697,000)	—	—	—	—	(16,697,000)		(16,697,000)
Postretirement benefit plans, net of $20,353,000 tax	(35,975,000)	—	—	—	—	(35,975,000)		(35,975,000)
Recognition of unrealized loss on available-for-sale investments net of $108,000 tax	179,000	—	—	—	—	179,000		179,000

Comprehensive income	$12,570,000

Cash dividends declared		—	—	(19,764,000)	—	—		(19,764,000)
Equity component of convertible debt		—	2,008,000	—	—	—		2,008,000
Board of Directors deferred compensation		—	178,000	—	—	—		178,000
Issuance of 10,000 shares of common stock under stock option plans		—	(214,000)	—	456,000	—		242,000
Stock option compensation		—	1,213,000	—	—	—		1,213,000
Tax benefit related to restricted stock awards		—	416,000	—	—	—		416,000
Purchase of 937,941 shares of treasury stock		—	—	—	(35,916,000)	—		(35,916,000)
Restricted stock award cancellations		—	18,000	—	(18,000)	—		—
Compensation cost related to restricted stock awards		—	4,514,000	—	—	—		4,514,000
Vesting of post-2005 stock awards		—	(2,817,000)	—	2,817,000	—		—
Adoption of postretirement measurement date guidance, net of $39,000 tax		—	—	(66,000)	—	—		(66,000)
Treasury stock issued on conversion of convertible debentures		—	25,647,000	—	198,198,000	—		223,845,000

Balance, December 31, 2008		$3,693,000	$100,367,000	$655,035,000	$(52,468,000)	$(33,997,000	)*	$672,630,000
Net income, 2009	$45,956,000	—	—	45,956,000	—	—		45,956,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	2,111,000	—	—	—	—	2,111,000		2,111,000
Postretirement benefit plans, net of $4,162,000 tax	6,031,000	—	—	—	—	6,031,000		6,031,000

Comprehensive income	$54,098,000

Cash dividends declared		—	—	(23,511,000)	—	—		(23,511,000)
Board of Directors deferred compensation		—	125,000	—	—	—		125,000
Issuance of 1,000 shares of common stock under stock option plans		—	1,000	—	23,000	—		24,000
Stock option compensation		—	1,300,000	—	—	—		1,300,000
Tax benefit related to restricted stock awards		—	49,000	—	—	—		49,000
Purchase of 314,047 shares of treasury stock		—	—	—	(8,871,000)	—		(8,871,000)
Restricted stock award cancellations		—	35,000	—	(35,000)	—		—
Compensation cost related to restricted stock awards		—	4,121,000	—	—	—		4,121,000
Vesting of post-2005 stock awards		—	(2,106,000)	—	2,106,000	—		—

Balance, December 31, 2009		$3,693,000	$103,892,000	$677,480,000	$(59,245,000)	$(25,855,000	)*	$699,965,000
Net income, 2010	$56,045,000	—	—	56,045,000	—	—		56,045,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(2,712,000)	—	—	—	—	(2,712,000)		(2,712,000)
Postretirement benefit plans, net of $583,000 tax	1,769,000	—	—	—	—	1,769,000		1,769,000

Comprehensive income	$55,102,000

Cash dividends declared		—	—	(24,702,000)	—	—		(24,702,000)
Board of Directors deferred compensation		—	126,000	(16,000)	—	—		110,000
Issuance of 6,250 shares of common stock under stock option plans		—	(66,000)	—	237,000	—		171,000
Stock option compensation		—	1,314,000	—	—	—		1,314,000
Tax benefit related to restricted stock awards		—	186,000	—	—	—		186,000
Purchase of 741,754 shares of treasury stock		—	—	—	(27,043,000)	—		(27,043,000)
Restricted stock award cancellations		—	7,000	—	(7,000)	—		—
Compensation cost related to restricted stock awards		—	4,035,000	—	—	—		4,035,000
Vesting of post-2005 stock awards		—	(2,676,000)	—	2,676,000	—		—

Balance, December 31, 2010		$3,693,000	$106,818,000	$708,807,000	$(83,382,000)	$(26,798,000	)*	$709,138,000

*	Comprised of: cumulative translation adjustments of $(6,104,000), $(3,392,000) and $(5,503,000), at December 31, 2010, 2009 and 2008; after tax impact on pension benefits of $(25,008,000), $(27,364,000) and $(37,318,000) at December 31, 2010, 2009 and 2008; and after tax impact on other postretirement benefits of $4,314,000, $4,901,000 and $8,824,000, at December 31, 2010, 2009 and 2008.

The accompanying notes are an integral part of these statements.

30 KAYDON CORPORATION FORM 10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$56,045,000	$45,956,000	$65,063,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	20,925,000	19,836,000	16,181,000
Amortization of intangible assets	3,585,000	4,283,000	5,464,000
Amortization of stock awards	4,035,000	4,121,000	4,514,000
Deferred financing fees	231,000	248,000	790,000
Deferred taxes	3,756,000	12,209,000	10,429,000
Tax benefit related to stock options exercised	28,000	3,000	103,000
Stock option compensation	1,314,000	1,300,000	1,213,000
Excess tax benefits from stock-based compensation	(186,000)	(52,000)	(438,000)
Non-cash postretirement benefits curtailment gains	(3,451,000)	(7,613,000)	—
Contributions to qualified pension plans	(2,271,000)	(14,846,000)	(11,910,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	1,868,000	1,605,000	(14,112,000)
Inventories	56,000	9,703,000	(30,920,000)
Other assets	3,064,000	(968,000)	(312,000)
Accounts payable	(4,341,000)	(13,885,000)	7,318,000
Accrued expenses and taxes payable	9,206,000	4,281,000	4,517,000

Net cash from operating activities	93,864,000	66,181,000	57,900,000

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15,397,000)	(11,986,000)	(60,704,000)
Dispositions of property, plant and equipment	141,000	1,229,000	1,194,000
Proceeds from sale of investments	—	5,145,000	65,407,000
Acquisitions of businesses, net of cash acquired	—	—	489,000

Net cash from (used) in investing activities	(15,256,000)	(5,612,000)	6,386,000

Cash Flows from Financing Activities:
Cash dividends paid	(24,477,000)	(23,207,000)	(18,180,000)
Purchase of treasury stock	(27,043,000)	(8,871,000)	(35,916,000)
Credit facility issuance costs	(1,948,000)	—	—
Proceeds from exercise of stock options	153,000	24,000	242,000
Excess tax benefits from stock-based compensation	186,000	52,000	438,000

Net cash (used in) financing activities	(53,129,000)	(32,002,000)	(53,416,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,234,000)	838,000	(7,865,000)

Net Increase (Decrease) in Cash and Cash Equivalents	24,245,000	29,405,000	3,005,000
Cash and Cash Equivalents – Beginning of Year	262,403,000	232,998,000	229,993,000

Cash and Cash Equivalents – End of Year	$286,648,000	$262,403,000	$232,998,000

Cash paid for income taxes	$19,215,000	$16,743,000	$27,429,000

Cash paid for interest	—	—	$4,000,000

The accompanying notes are an integral part of these statements.

KAYDON CORPORATION FORM 10K 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING POLICIES

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

Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are summarized as follows at December 31:

	2010	2009

Money market and other short-term funds	$275,547,000	$248,091,000
Time deposits, other interest bearing accounts and other cash	11,101,000	14,312,000

	$286,648,000	$262,403,000

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2010	2009

Raw material	$33,429,000	$32,933,000
Work in process	23,797,000	22,857,000
Finished goods	31,027,000	33,006,000

	$88,253,000	$88,796,000

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $20.9 million, $19.8 million and $16.2 million in 2010, 2009, and 2008, respectively. Useful lives vary among the classifications, but generally fall within the following ranges:

Buildings, land improvements and leasehold improvements	10-40 years
Machinery and equipment	3-15 years

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Renewals and betterments are capitalized while maintenance and repairs are charged to operations in the year incurred.

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2010.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2010, the Company’s outstanding forward exchange contracts were not material.

32 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the weighted average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. In 2010 a net exchange loss of $0.1 million was recorded. In 2009 and 2008, net exchange gains equaled $0.7 million and $0.4 million, respectively.

Stock-Based Compensation:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company’s stock-based compensation plans are discussed further in Note 5.

Revenue Recognition:

Sales are recognized in accordance with generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, which requires that revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based on specifically identified accounts receivable balances and an estimate of other uncollectible balances based on a retrospective review of historical credits issued and bad debt write-offs. The Company charges off accounts receivable when it becomes probable that amounts will not be collected.

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments and cumulative foreign currency translation adjustments.

Legal Costs and Contingencies:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2010 and 2009, were not material.

The Company assesses the need to record contingent liabilities on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable. If no accrual for a loss contingency has been recorded, but there is at least a reasonable possibility that a loss or an additional loss may have occurred, the Company discloses, when material, the nature of the contingency and provides an estimate of the possible loss or range of loss or states that such an estimate cannot be made. At December 31, 2010 and 2009, there were no material reserves for litigation and contingencies recorded.

At December 31, 2010 and 2009, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of

KAYDON CORPORATION FORM 10K 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010, a notice of arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that anticipates final resolution of the parties’ claims in the fourth quarter of 2011, unless resolved sooner by agreement of the parties. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to conclude that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by the Company of the damages claimed is remote.

Advertising Costs:

Advertising costs are expensed as incurred and totaled $2.7 million, $2.8 million and $3.6 million in 2010, 2009 and 2008, respectively.

Impact of Recently Issued Accounting Pronouncements:

No new accounting guidance was issued that had, or is expected to have, a material effect on the financial condition, results of operations, or cash flows of the Company.

Reclassifications:

Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2010.

NOTE 2	EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2010	2009	2008

Earnings per share – Basic
Net income	$56,045,000	$45,956,000	$65,063,000
Less: Net earnings allocated to participating securities – Basic	(602,000)	(527,000)	(935,000)

Income available to common shareholders – Basic	$55,443,000	$45,429,000	$64,128,000

Weighted average common shares outstanding – Basic	33,112,000	33,250,000	29,507,000

Earnings per share – Basic	$1.67	$1.37	$2.17

Earnings per share – Diluted
Net income	$56,045,000	$45,956,000	$65,063,000
Less: Net earnings allocated to participating securities – Dilutive	(602,000)	(527,000)	(923,000)
Plus: Interest and debt issuance costs amortization related to Contingent Convertible Notes, net of tax	—	—	5,833,000

Income available to common shareholders – Diluted	$55,443,000	$45,429,000	$69,973,000

Weighted average common shares outstanding – Diluted
Weighed average common shares outstanding – Basic	33,112,000	33,250,000	29,507,000
Potential dilutive shares resulting from stock options	25,000	17,000	19,000
Dilutive shares resulting from Contingent Convertible Notes	—	—	4,427,000

Weighted average common shares outstanding – Diluted	33,137,000	33,267,000	33,953,000

Earnings per share – Diluted	$1.67	$1.37	$2.06

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock for the periods shown below:

	2010	2009	2008

Shares excluded	403,000	406,500	46,500
Average exercise price	$43.56	$43.29	$51.35

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

34 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

average basis for the periods that the Notes were outstanding prior to conversion.

NOTE 3	ACQUISITIONS

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

In September 2010, the Company entered into a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions. The credit agreement matures on September 21, 2015 and is guaranteed by the Company and certain of its domestic subsidiaries. Loans under the credit facility bear interest at a floating rate at the Company’s option as Eurocurrency rate loans or as base rate loans. The credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the credit agreement at December 31, 2010. After consideration of the covenants and $4.7 million of letters of credit issued under the credit agreement, the Company had available credit of $245.3 million at December 31, 2010.

Deferred debt issuance costs related to the credit agreement of approximately $1.9 million are being amortized as a component of interest expense over a five-year period. Deferred debt issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2010, equaled $1.8 million.

In 2003, the Company issued $200.0 million of 4% Contingent Convertible Senior Subordinated Notes due 2023 (the “Notes”). The Notes were convertible into shares of Company common stock provided certain contingencies were met. During 2008 the Notes were converted into 6,858,683 shares of Company common stock which were issued from treasury stock.

Interest expense and amortization of note issuance costs on the Notes was recorded through the applicable conversion dates of the Notes. The holders of the Notes forfeited their rights to the interest upon the conversion of their Notes. The accrued interest liability at the date of the respective Note conversions that totaled $2.3 million was reclassified to paid-in capital in accordance with applicable accounting guidance regarding convertible debt. Note issuance costs of approximately $6.5 million were amortized over a five-year period ending in May 2008.

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

A summary of restricted stock award information for 2010 is as follows:

		Wtd. Avg. Grant
	Restricted	Date Fair Value
	Stock	per Share

Outstanding at January 1, 2010	345,970	$35.93
Granted	131,000	$34.78
Vested	(131,486)	$35.04
Canceled	(14,854)	$35.52

Outstanding at December 31, 2010	330,630	$35.85

Pursuant to the Incentive Plan, the Company granted restricted stock awards for 126,000 shares, 93,000 shares and 90,790 shares, of Company common stock during 2010, 2009 and 2008, respectively, to key employees of the Company. Pursuant to the

KAYDON CORPORATION FORM 10K 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Directors Plan, the Company granted restricted stock awards for 5,000 shares, 6,000 shares and 6,000 shares of Company common stock during 2010, 2009 and 2008, respectively, to non-employee members of the Company’s Board of Directors. During 2009, 5,602 shares of restricted stock were canceled and 139,008 shares of restricted stock vested. During 2008, 741 shares of restricted stock were canceled and 142,485 shares of restricted stock vested. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $26.43 in 2009 and $43.01 in 2008.

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.7 million at December 31, 2010 and is expected to be amortized over a weighted average period of 2.5 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.7 million at December 31, 2009 and $9.4 million at December 31, 2008. Compensation cost related to restricted stock awards during 2010, 2009 and 2008, was $4.0 million, $4.1 million and $4.5 million, respectively. Restricted stock awards normally vest annually, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions. The total grant-date fair value of restricted stock that vested during 2010, 2009 and 2008, was $4.6 million, $5.0 million and $4.7 million, respectively.

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

Pursuant to the Director Deferred Plan, the Company has provided for 23,890 shares, 19,429 shares and 16,515 shares of Company common stock, known as phantom stock units, as of December 31, 2010, 2009 and 2008, respectively, which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in 2010, $0.1 million in 2009 and $0.2 million in 2008.

Compensation expense related to outstanding stock options totaled $1.3 million in 2010, $1.3 million in 2009 and $1.2 million in 2008.

A summary of stock option information is as follows:

	2010		2009		2008

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Options	Ex. Price	Options	Ex. Price	Options	Ex. Price

Outstanding at Beginning of Year	549,750	$38.67	443,750	$41.87	346,500	$40.64
Granted	85,000	$35.11	120,500	$26.70	107,250	$44.22
Canceled	(25,500)	$26.36	(13,500)	$38.24	—	—
Exercised	(6,250)	$24.42	(1,000)	$24.25	(10,000)	$24.29

Outstanding at End of Year	603,000	$38.83	549,750	$38.67	443,750	$41.87

Exercisable at End of Year	298,400	$40.36	190,250	$41.10	92,600	$37.36

Weighted Average Fair Value of Options Granted	$10.56		$7.66		$11.22

Weighted Average Remaining Contractual Life (years):
Outstanding at End of Year	6.7		7.6		8.0
Exercisable at End of Year	6.3		6.8		6.9

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted typically become exercisable at the rate of 10.0 percent, 20.0 percent,

36 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised totaled less than $0.1 million in 2010, less than $0.1 million in 2009 and $0.3 million in 2008. The intrinsic value of options outstanding as of December 31, 2010 equaled $2.4 million, and the intrinsic value of options exercisable as of December 31, 2010 equaled $0.9 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

	2010	2009	2008

Risk-free interest rate	2.7%	2.2%	3.1%
Expected dividend yield	2.1%	2.6%	1.4%
Expected life	6 years	6 years	6 years
Expected volatility	34.5%	36.2%	25.1%

At December 31, 2010, 2,333,601 shares remained available for grant under the Incentive Plan, and 125,400 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

NOTE 6	EMPLOYEE BENEFIT PLANS

The Company sponsors several defined contribution plans for various employee groups. Company contributions are discretionary and may be based on a match on employee deferrals or as a percentage of each covered employee’s salary in accordance with the provisions of each plan and totaled $0.4 million, $1.3 million and $1.3 million in 2010, 2009 and 2008, respectively.

The Company maintains several defined benefit pension plans, which cover the majority of U.S. employees hired prior to the closure of certain plans to new entrants. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment.

The Company provides certain retiree health care and life insurance benefits covering certain U.S. employees. Certain employees are generally eligible for benefits upon retirement or long-term disability and completion of a specified number of years of credited service. These benefits are subject to cost-sharing provisions and other limitations. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company accrues for the cost of providing postretirement benefits for medical insurance coverage over the active service period of the employee.

KAYDON CORPORATION FORM 10K 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the following table is a non-qualified supplemental pension plan covering certain active and retired employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. This non-qualified plan has no plan assets. The accumulated benefit obligation (“ABO”) for this plan was $8.9 million at December 31, 2010 and $8.4 million at December 31, 2009.

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits

	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation, beginning of period	$(120,022,000)	$(112,454,000)	$(10,368,000)	$(13,257,000)
Service cost	(2,830,000)	(3,239,000)	(144,000)	(295,000)
Interest cost	(6,800,000)	(6,948,000)	(395,000)	(630,000)
Plan amendments	—	(143,000)	1,318,000	2,918,000
Actuarial gain (loss)	(5,749,000)	(3,122,000)	1,217,000	(2,421,000)
Benefits paid	6,378,000	5,884,000	332,000	302,000
Liability change due to curtailment	342,000	—	1,287,000	3,015,000

Benefit obligation, December 31	(128,681,000)	(120,022,000)	(6,753,000)	(10,368,000)

Change in Plan Assets:
Fair value of plan assets, beginning of period	101,562,000	72,247,000	—	—
Actual return on plan assets	13,570,000	19,687,000	—	—
Company contributions	2,936,000	15,512,000	332,000	302,000
Plan participants’ contributions	—	—	203,000	322,000
Benefits paid	(6,378,000)	(5,884,000)	(535,000)	(624,000)

Fair value of plan assets, December 31	111,690,000	101,562,000	—	—

Net liability, December 31	$(16,991,000)	$(18,460,000)	$(6,753,000)	$(10,368,000)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Employee benefits	$(663,000)	$(671,000)	$(451,000)	$(595,000)
Long-term postretirement and postemployment benefit obligations	$(16,328,000)	$(17,789,000)	$(6,302,000)	$(9,773,000)
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$66,000	$108,000	$(2,188,000)	$(3,440,000)
Net actuarial (gain) loss, net of tax	$24,942,000	$27,256,000	$(2,126,000)	$(1,461,000)

At December 31, 2010, three of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the ABO with an aggregate ABO of $53.2 million and aggregate plan assets of $50.3 million, and one qualified defined benefit plan had plan assets of $61.4 million which exceeded the ABO of $60.5 million. At December 31, 2009 three of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the ABO with an aggregate ABO of $48.5 million and aggregate plan assets of $46.7 million, and one qualified defined benefit pension plan had plan assets of $54.8 million which exceeded the ABO of $54.6 million.

	Pension Benefits

	2010	2009	2008

Components of Net Periodic Benefit Cost:
Service cost	$2,830,000	$3,239,000	$2,861,000
Interest cost	6,800,000	6,948,000	6,352,000
Expected return on plan assets	(7,678,000)	(5,648,000)	(7,770,000)
Amortization of:
Unrecognized net prior service cost	62,000	59,000	26,000
Unrecognized net actuarial loss	3,218,000	5,093,000	3,000
Curtailment loss	6,000	—	—

Net periodic benefit cost	$5,238,000	$9,691,000	$1,472,000

38 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.8 million, $0.9 million and $0.7 million in 2010, 2009 and 2008, respectively.

	Postretirement Benefits

	2010	2009	2008

Components of Net Periodic Benefit Cost (Income):
Service cost	$145,000	$295,000	$291,000
Interest cost	395,000	630,000	657,000
Amortization of:
Unrecognized net prior service credit	(1,325,000)	(1,078,000)	(1,718,000)
Unrecognized net actuarial gain	(459,000)	(555,000)	(909,000)
Curtailment gain	(3,457,000)	(7,613,000)	—

Net periodic benefit cost (income)	$(4,701,000)	$(8,321,000)	$(1,679,000)

The factors related to the assumed annual rate of increase in covered health care costs for determining the annual cost and the year end benefit obligation are as follows:

	For determining 2010 cost		For determining 2010 obligation

Assumed health care cost trend rates	Under age 65	Age 65 and over	Under age 65	Age 65 and over

Annual rate of increase for next year	8.00%	8.50%	9.00%	N/A
Ultimate rate to which the cost trend rate is to decline	5.00%	5.00%	5.20%	N/A
Year that the rate reaches the ultimate trend rate	2017	2017	2019	N/A

Assumed health care cost trend rates may have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on net service cost and interest cost	$25,000	$ (23,000)
Effect on postretirement benefit obligation	$388,000	$(362,000)

The Company made changes to its postretirement benefit plans which resulted in curtailment gains totaling $3.5 million in 2010 and $7.6 million in 2009. These gains were recorded as reductions to selling, general and administrative expenses. The postretirement health care benefits provided to eligible participants cease when the participants reach 65 years of age.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2011 include the amortization of $3.2 million and $0.1 million of the unrecognized net actuarial loss and prior service cost, respectively, related to the pension plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2011 include the amortization of $1.3 million and $0.5 million of the prior service credit and unrecognized net actuarial gain, respectively, related to the other postretirement benefit plans.

KAYDON CORPORATION FORM 10K 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Information:

	Pension		Postretirement
	Benefits		Benefits

	2010	2009	2010	2009

Weighted average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	5.46%	5.93%	4.50%	5.47%
Discount rate – non-qualified pension plan	5.50%	6.05%	N/A	N/A
Rate of compensation increase – age-graded	4.50%	5.00%	4.50%	5.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.93%	6.25%	5.35%	6.23%
Discount rate – non-qualified pension plan	6.05%	6.25%	N/A	N/A
Expected long-term return on plan assets	7.70%	8.00%	N/A	N/A
Rate of compensation increase – age-graded	5.00%	5.00%	5.00%	5.00%

In developing the discount rate assumption used to determine the pension and postretirement benefit obligations, the Company uses the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. The equivalent weighted average discount rate is calculated by imputing the interest rate that equates the total present value with the stream of future cash flows.

The rate of compensation increase used to determine benefit obligations was developed using an age-graded salary scale with a weighted average of 4.5 percent at December 31, 2010 and 5.0 percent at December 31, 2009. An age-graded salary scale with a weighted average of 5.0 percent was used to determine pension and postretirement benefit costs in 2010 and 2009.

The December 31, 2010 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality table with future mortality improvement projections to 2011. The December 31, 2009 pension and postretirement benefit obligations and the pension and postretirement benefit costs in 2010 were computed using the RP-2000 Combined Healthy Mortality table with future mortality improvement projections to 2010. The pension and postretirement net periodic benefit costs in 2009 were computed using the RP-2000 Combined Healthy Mortality table with future mortality improvement projections to 2009.

The Company determines the overall expected long-term rate of return for plan assets by evaluating the historical and expected returns of the individual asset classes comprising the total plan assets. For individual categories of equity securities, historical total and real rates of return are considered, together with inflation and overall market factors including dividend yield, earnings growth, changes in price to earnings ratios and volatility of returns. For various fixed income asset categories expected long-term returns are determined after consideration of current yields on fixed income securities, inflation, historical yields relative to benchmarks and long-term default rates.

Plan assets:

The assets of the Company’s qualified defined benefit pension plans are invested with an investment program objective to maintain a level of plan funding consistent with actuarial recommendations sufficient to fund future pension liabilities, achieve a rate of return that matches or exceeds the benchmark over a full market cycle, and minimize risk for the expected level of return.

The overall investment performance objective for each investment category is to exceed the total fund policy benchmark index return over a full market cycle. For investments in domestic equities, fixed income investments and international equities, actively managed investment returns are expected to exceed the designated benchmark index returns over a full market cycle, and indexed investment returns are expected to closely replicate the investment return of the designated benchmark index. To diversify investments and to limit exposure to any one manager, investment style, or security, actively managed domestic equity investments are allocated to investment managers within each sector of the domestic equity market (large capitalization, mid capitalization and small capitalization stocks).

40 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective January 1, 2010, the Company revised the asset allocation policy to transition from the previous allocation of 75 percent equities, 20 percent fixed income investments and 5 percent real estate to an asset allocation permitting allocation ranges of from 40 to 70 percent U.S. equities, zero to 25 percent of non-U.S. equities, 10 to 40 percent core bonds and zero to 20 percent in high yield and real estate investments. This new allocation provides a more dynamic asset allocation approach which reflects and incorporates plan liabilities to reduce the volatility of plan expense and contributions. At December 31, 2010, the Company’s target allocation was 75 percent equities and 25 percent bonds.

A summary of actual allocations of plan assets is as follows:

	Plan Assets at

	December 31,	December 31,
	2010	2009

Asset Category:
Domestic equity – large cap	44%	35%
Domestic equity – mid cap	12%	14%
Domestic equity – small cap	5%	13%
International equity	15%	9%
Core fixed income	24%	19%
Collective short term investment fund	—	—
High yield bonds	—	4%
Real estate	—	5%
Cash	—	1%

Total	100%	100%

At December 31, 2009 plan assets were invested in publicly traded common stocks, publicly traded mutual funds and cash and cash equivalent balances. All investments at December 31, 2009 were in level 1 of the fair value hierarchy and valued using observable inputs including quoted prices in active markets for identical assets or liabilities. The investments held at December 31, 2009 were liquidated during 2010 and reinvested into common and collective funds. The pension plans own proportional shares of these common and collective funds which are valued using the net asset values provided by the trustee of the funds. While the net asset values represent fair value, the prices are not all published daily on an active market. Therefore, these investments are included in level 2 of the fair value hierarchy. The Company tested selected valuations of underlying assets of each fund family at December 31, 2010.

	Plan Assets at

	Total Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Domestic equity – large cap	$48,709,000	—	$48,709,000	—
Domestic equity – mid cap	13,854,000	—	13,854,000	—
Domestic equity – small cap	5,763,000	—	5,763,000	—
International equity	16,607,000	—	16,607,000	—
Core fixed income	26,265,000	—	26,265,000	—
Collective short term investment fund	492,000	—	492,000	—

Total	$111,690,000	—	$111,690,000	—

KAYDON CORPORATION FORM 10K 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flows:

The following are expected net benefit payments:

	Pension	Postretirement
	Benefits	Benefits

Year ending December 31,
2011	$6,631,000	$451,000
2012	$6,849,000	$468,000
2013	$7,095,000	$521,000
2014	$7,409,000	$637,000
2015	$7,746,000	$701,000
2016-2020	$44,187,000	$4,347,000

The Company expects to make cash contributions of approximately $3.3 million to its pension plans in 2011. The Company reviews its funding strategy on an ongoing basis. The Company expects to contribute approximately $0.5 million to its postretirement benefit plans in 2011.

NOTE 7	LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010 are as follows:

Year ending December 31,
2011	$2,170,000
2012	$1,792,000
2013	$1,246,000
2014	$1,074,000
2015	$1,017,000
Thereafter	$2,281,000

Aggregate rental expense was $2.5 million, $2.5 million and $2.3 million in 2010, 2009 and 2008, respectively.

NOTE 8	INCOME TAXES

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

The components of income before income taxes are as follows:

	2010	2009	2008

Domestic	$59,392,000	$60,881,000	$73,542,000
Foreign	22,482,000	10,747,000	27,466,000

	$81,874,000	$71,628,000	$101,008,000

The provision for income taxes consisted of the following:

	2010	2009	2008

Current:
U.S. Federal	$15,812,000	$9,952,000	$15,725,000
State	992,000	963,000	1,863,000
Foreign	5,269,000	2,548,000	7,928,000

	22,073,000	13,463,000	25,516,000

Deferred:
U.S. Federal	3,738,000	11,198,000	9,794,000
State	87,000	576,000	930,000
Foreign	(69,000)	435,000	(295,000)

	3,756,000	12,209,000	10,429,000

	$25,829,000	$25,672,000	$35,945,000

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1	1.3	1.9
U.S. federal tax benefit of domestic production activities deduction	(1.4)	(0.5)	(0.7)
Differences in income taxes on foreign earnings, losses and remittances	(3.6)	(0.5)	(1.1)
Other, net	0.4	0.5	0.5

Effective tax rate	31.5%	35.8%	35.6%

The Company has liabilities recorded for unrecognized tax benefits totaling $2.1 million at December 31, 2010, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.9 million in liabilities for tax-related interest and penalties on its consolidated balance sheet, at December 31, 2010. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

42 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2010, 2009 and 2008:

	2010	2009	2008

Unrecognized tax benefits at January 1	$2,463,000	$2,581,000	$2,804,000
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	111,000	150,000	—
Tax positions taken in a prior period	—	—	428,000
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(208,000)	(167,000)	(114,000)
Settlements with taxing authorities	—	—	(127,000)
Lapse of the applicable statute of limitations	(270,000)	(101,000)	(410,000)

Unrecognized tax benefits at December 31	$2,096,000	$2,463,000	$2,581,000

The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset (liability) at December 31, 2010 and 2009 were as follows:

	2010	2009

Deferred tax assets:
Postretirement and postemployment benefit obligations	$9,276,000	$11,575,000
Financial accruals and reserves not currently deductible	5,078,000	4,428,000
Inventory basis differences	6,522,000	6,853,000
Foreign operating loss carryforwards	400,000	276,000
Federal tax credit carryforwards	145,000	145,000
State tax credit carryforwards	967,000	701,000
Other	1,315,000	936,000

	23,703,000	24,914,000

Valuation allowance	(1,343,000)	(737,000)

	22,360,000	24,177,000

Deferred tax liabilities:
Plant and equipment basis differences	(12,650,000)	(14,263,000)
Intangibles	(13,735,000)	(11,775,000)

	(26,385,000)	(26,038,000)

Net deferred tax asset (liability)	$(4,025,000)	$(1,861,000)

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2007, state examinations for years before 2005, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2008.

The Company had available foreign net operating loss carryforwards of $0.4 million ($1.2 million pre-tax) and $0.3 million ($0.8 million pre-tax) at December 31, 2010 and 2009, respectively. In addition, the Company had federal tax credit carryforwards of $0.1 million, at December 31, 2010 and 2009. The Company also had available state tax credit carryforwards of $1.0 million ($1.5 million pre-tax) and $0.7 million ($1.1 million pre-tax) at December 31, 2010 and 2009, respectively. The Company has a valuation allowance recorded of $0.3 million on foreign net operating loss carryforwards, $0.1 million on federal tax credit carryforwards and $0.9 million on state tax credit carryforwards at December 31, 2010. The valuation allowances represent carryforwards for which utilization is uncertain because it is unlikely that the credits will be utilized given certain projected tax liabilities, tax utilization limitations and limited carryforward periods. Tax benefits of foreign operating loss carryforwards, federal and state tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period and other circumstances.

The net deferred tax asset recorded as an other current asset was $8.5 million and $8.5 million at December 31, 2010 and 2009, respectively. The net deferred tax liability recorded as an other liability was $12.5 million and $10.4 million at December 31, 2010 and 2009, respectively. Undistributed earnings of foreign subsidiaries were $56.1 million at December 31, 2010. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these

KAYDON CORPORATION FORM 10K 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

earnings as dividends would be partially offset by available foreign tax credits.
NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment. The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying value.

During 2010, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) at the July 31 annual testing date ranged from approximately 38 percent to approximately 282 percent.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying value. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. During 2010, trademarks were tested for impairment with no impairment loss being realized.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Friction	Velocity	Other
	Control	Control	Industrial
	Products	Products	Products	Total

Balance at January 1, 2009
Goodwill	$55,392,000	$43,200,000	$62,532,000	$161,124,000
Accumulated impairment losses	—	—	(18,700,000)	(18,700,000)

	$55,392,000	$43,200,000	$43,832,000	$142,424,000
Effect of foreign currency exchange rate changes	1,467,000	—	—	1,467,000

Balance at December 31, 2009	$56,859,000	$43,200,000	$43,832,000	$143,891,000
Effect of foreign currency exchange rate changes	(463,000)	—	—	(463,000)

Balance at December 31, 2010
Goodwill	$56,396,000	$43,200,000	$62,532,000	$162,128,000
Accumulated impairment losses	—	—	(18,700,000)	(18,700,000)

Balance at December 31, 2010	$56,396,000	$43,200,000	$43,832,000	$143,428,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002 as a result of the Company’s annual testing of goodwill.

Other intangible assets are summarized as follows:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Amount	Amortization

Customer relationships and lists	$28,194,000	$17,638,000	$28,194,000	$14,672,000
Patents and developed technology	6,596,000	3,974,000	6,516,000	3,503,000
Backlog	3,300,000	3,300,000	3,300,000	3,219,000
Distributor agreements	374,000	237,000	374,000	199,000
Product names	320,000	192,000	320,000	163,000

	$38,784,000	$25,341,000	$38,704,000	$21,756,000

44 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives. Backlog was amortized over three years.

	2010	2009
	Carrying	Carrying
Unamortized Intangible Assets	Amount	Amount

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the year ended December 31, 2009		$4,283,000
For the year ended December 31, 2010		$3,585,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2011		$2,275,000
For the year ending December 31, 2012		$1,992,000
For the year ending December 31, 2013		$1,725,000
For the year ending December 31, 2014		$1,426,000
For the year ending December 31, 2015		$1,102,000

NOTE 10 BUSINESS SEGMENT INFORMATION

The Company operates through operating segments for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers and are aggregated into reporting segments. Information for those operating segments that do not meet the aggregation criteria to form a reporting segment, and for those operating segments that do not meet the quantitative thresholds for separate disclosure as a reporting segment, is combined and disclosed as “Other Industrial Products.” The Company’s Sealing Products operating segment no longer meets the quantitative threshold for separate disclosure as a reporting segment. Therefore its results are included in “Other Industrial Products.” Prior period results have been reclassified to conform to this presentation.

The Company has two reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in alternative energy, specialized robotics, medical, aerospace, defense, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings and specialty balls.

Velocity Control Products – complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs and rotary dampers.

Other Industrial Products – complex and standard ring and seal products, filter elements and liquid and gas-phase air filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of applications.

The accounting policies of the operating segments are the same as those described in Note 1. Segment performance is evaluated based on segment operating income and segment assets.

Items not allocated to segment operating income include certain amortization expenses, certain corporate administrative expenses and other amounts. Corporate assets consist of cash and cash equivalents, certain prepaid expenses, other assets and fixed assets. The selling price for transfers between operating segments and geographic areas is generally based on cost plus a mark-up. Sales between reporting segments are not material.

Included in net sales were sales to one customer representing 16.6 percent, 19.2 percent and 12.5 percent of total consolidated net sales in 2010, 2009 and 2008, respectively. Certain sales to this customer were included in the Friction Control Products segment and in the Company’s Other Industrial Products businesses.

	2010	2009	2008

Net sales
Friction Control Products	$299,009,000	$296,420,000	$325,951,000
Velocity Control Products	60,208,000	46,358,000	69,616,000
Other Industrial Products	104,771,000	98,367,000	126,807,000

Total consolidated net sales	$463,988,000	$441,145,000	$522,374,000

KAYDON CORPORATION FORM 10K 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2010	2009	2008

Operating income
Friction Control Products	$61,317,000	$50,314,000	$73,856,000
Velocity Control Products	14,265,000	6,488,000	18,045,000
Other Industrial Products	9,031,000	8,536,000	15,431,000

Total segment operating income	84,613,000	65,338,000	107,332,000
Items not allocated to segment operating income	(2,994,000)	6,000,000	(1,821,000)
Interest expense	(231,000)	(247,000)	(9,363,000)
Interest income	486,000	537,000	4,860,000

Income before income taxes	$81,874,000	$71,628,000	$101,008,000

Items not allocated to segment operating income included curtailment gains totaling $3.5 million and $7.6 million in 2010 and 2009, respectively, related to certain changes in the Company’s postretirement benefit plans and costs associated with unconsummated corporate development efforts of $4.0 million and $0.2 million in 2010 and 2009, respectively.

	2010	2009	2008

Depreciation and amortization of intangible assets
Friction Control Products	$18,119,000	$17,256,000	$14,727,000
Velocity Control Products	2,197,000	2,162,000	1,860,000
Other Industrial Products	3,861,000	4,340,000	4,664,000
Corporate	333,000	361,000	394,000

Total consolidated depreciation and amortization of intangible assets	$24,510,000	$24,119,000	$21,645,000

	2010	2009	2008

Additions to property, plant and equipment
Friction Control Products	$10,679,000	$9,745,000	$50,005,000
Velocity Control Products	1,496,000	985,000	7,805,000
Other Industrial Products	2,972,000	1,039,000	2,687,000
Corporate	250,000	217,000	207,000

Total consolidated additions to property, plant and equipment	$15,397,000	$11,986,000	$60,704,000

	2010	2009

Total assets
Friction Control Products	$338,754,000	$346,266,000
Velocity Control Products	87,891,000	80,549,000
Other Industrial Products	106,711,000	104,364,000
Corporate	267,976,000	256,765,000

Total consolidated assets	$801,332,000	$787,944,000

46 KAYDON CORPORATION FORM 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Long-lived tangible assets are shown based on the physical location of the assets. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment:

	2010	2009	2008

Net Sales
United States	$295,854,000	$300,126,000	$334,191,000
Germany	39,978,000	32,213,000	51,313,000
Other Countries	128,156,000	108,806,000	136,870,000

Total	$463,988,000	$441,145,000	$522,374,000

Long-lived Tangible Assets
United States	$85,581,000	$86,540,000	$94,444,000
Mexico	68,766,000	73,029,000	75,461,000
Other Countries	15,264,000	16,160,000	15,752,000

Total	$169,611,000	$175,729,000	$185,657,000

NOTE 11 FAIR VALUE MEASUREMENT

The Company adopted fair value measurement guidance on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. In 2008, the adoption was limited to financial assets and liabilities and on January 1, 2009, was extended to certain other nonfinancial assets and liabilities, including the Company’s pension assets as more fully described in Note 6. The Company has no material nonfinancial assets or liabilities recorded at fair value at December 31, 2010.

NOTE 12 MANUFACTURING CONSOLIDATION PROGRAM

On May 18, 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company has closed its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment. In 2010 the Company incurred $0.4 million in selling, general and administrative expense for one-time termination benefits earned by employees in Mocksville.

One-time
termination
benefits

Balance at January 1, 2010	$—
Severance, retention and outplacement charges	387,000
Severance, retention and outplacement payments	(361,000)

Balance at December 31, 2010	$26,000

The Company recognized non-cash cost of sales expense of $1.1 million in additional depreciation in 2010 associated with the closure of the facility. In 2010, the Company also incurred $2.1 million in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program. The Company expects to incur approximately $1.4 million in additional start-up costs associated with this program through its completion in 2011.

The Company expects to incur approximately $0.2 million in annual costs for insurance, property taxes, utilities and security at the Mocksville facility until its disposal.

KAYDON CORPORATION FORM 10K 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 SUBSEQUENT EVENT

On February 24, 2011 the Company entered into a definitive agreement to purchase all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. The acquisition is expected to close in the second quarter of 2011 following completion of customary closing conditions. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results will be reported in Velocity Control Products.

NOTE 14 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter ended		Second Quarter ended		Third Quarter ended		Fourth Quarter ended
	April 3,	April 4,	July 3,	July 4,	Oct. 2,	Oct. 3,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009	2010	2009	2010	2009

	(In thousands, except per share data)

Income Statement Data
Net sales	$119,245	$110,335	$121,500	$98,318	$118,280	$123,637	$104,963	$108,855
Gross profit	41,769	35,778	45,937	32,352	38,386	38,047	38,533	37,688
Net income (1)(2)(3)	$13,827	$10,124	$17,816	$8,359	$13,088	$16,067	$11,314	$11,406
Per Share Data
Earnings per share – basic (1)(2)(3)	$0.41	$0.30	$0.53	$0.25	$0.39	$0.48	$0.34	$0.34
Earnings per share – diluted (1)(2)(3)	0.41	0.30	0.53	0.25	0.39	0.48	0.34	0.34
Dividends declared per share	0.18	0.17	0.18	0.17	0.19	0.18	0.19	0.18

(1)	Net income and earnings per share include after tax gains related to the curtailment of certain postretirement benefits. These after tax gains equaled $2.1 million and $0.3 million for second quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.06 and $0.01 for the second quarter 2010 and fourth quarter 2010, respectively. These after tax gains equaled $0.6 million, $3.5 million and $0.8 million for second quarter 2009, third quarter 2009 and fourth quarter 2009, respectively. The earnings per share effect equaled $0.02, $0.10 and $0.03 for the second quarter 2009, third quarter 2009 and fourth quarter 2009, respectively.

(2)	Net income and earnings per share include after tax costs related to unconsummated corporate development efforts. These after tax costs equaled $1.8 million, $0.2 million and $0.7 million for second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.05, $0.01 and $0.02 for the second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively.

(3)	Net income and earnings per share include after tax costs related to the Company’s manufacturing consolidation program. These after tax costs equaled $0.5 million, $1.6 million and $0.5 million for second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.01, $0.04 and $0.01 for the second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2011 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2011 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2011 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2011 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 6, 2011 and is incorporated herein by reference.

KAYDON CORPORATION FORM 10K 49

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

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

Exhibit
Number		Description of Document

3.1		Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)
3	.1.1	Certificate of Elimination with respect to the Company’s Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated hereby by reference)
3.2		Amended and Restated By-Laws of Kaydon Corporation, (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)
10	.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2010 and incorporated herein by reference)
10	.1.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan superseding Provisions Addendum dated September 8, 2010, and effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)

50 KAYDON CORPORATION FORM 10K

Exhibit
Number		Description of Document

10	.2*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)
10	.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.1*	Forms of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.2*	Form of non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.3*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.4.4*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.7*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10.9		Credit Agreement dated as of September 21, 2010 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time parties thereto as lenders, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Comerica Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents, and J.P. Morgan Securities LLC as Sole Lead Arranger and Sole Book Runner (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2010 and incorporated herein by reference)
10	.10*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

KAYDON CORPORATION FORM 10K 51

Exhibit
Number		Description of Document

10	.11*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.11.1*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.11.2*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)
10	.12*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
10	.13*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)
10	.14*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)
10	.15*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.16*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)
10	.17*	Change in Control Compensation Agreement between the Company and Donald Buzinkai, dated June 11, 2009 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2009 and incorporated herein by reference)
10	.17.1*	Separation Agreement between the Company and Donald Buzinkai dated October 5, 2010 (previously filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 5, 2010 and incorporated herein by reference)
10	.18*	Change in Control Compensation Agreement between Kaydon Corporation and Laura Kowalchik, dated October 29, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010 and incorporated herein by reference)
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100		XBRL-related Documents
101		Interactive Data File

52 KAYDON CORPORATION FORM 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 25, 2011	By: /s/ James O’Leary James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2011	By: /s/ Peter C. DeChants Peter C. DeChants Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2011	By: /s/ Laura M. Kowalchik Laura M. Kowalchik Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark A. Alexander Mark A. Alexander Director	Date: February 25, 2011

/s/ David A. Brandon David A. Brandon Director	Date: February 25, 2011

/s/ Patrick P. Coyne Patrick P. Coyne Director	Date: February 25, 2011

/s/ William K. Gerber William K. Gerber Director	Date: February 25, 2011

/s/ Timothy J. O’Donovan Timothy J. O’Donovan Director	Date: February 25, 2011

/s/ James O’Leary James O’Leary Chairman	Date: February 25, 2011

KAYDON CORPORATION FORM 10K 53

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(A)	End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2010	$1,183,000	$103,000	$(341,000)	$945,000
2009	$991,000	$629,000	$(437,000)	$1,183,000
2008	$826,000	$413,000	$(248,000)	$991,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses	Deductions(B)	End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2010	$15,909,000	$1,434,000	$(1,145,000)	$16,198,000
2009	$17,236,000	$(394,000)	$(933,000)	$15,909,000
2008	$13,671,000	$4,141,000	$(576,000)	$17,236,000

(B)	Deductions, representing disposal of physical inventories previously reserved and reclassifications.

	Balance at	Charged to Costs		Balance at
Description	Beginning of Period	and Expenses(C)	Deductions	End of Period

Deferred tax assets — valuation allowance:
2010	$737,000	$606,000	—	$1,343,000
2009	—	$737,000	—	$737,000

(C)	Charges to Costs and Expenses, representing foreign net operating loss, state tax credit and federal tax credit carryforwards for which utilization is uncertain.

54 KAYDON CORPORATION FORM 10K