Form 10-Q
period 2011-04-02
KAYDON CORP
filed 2011-05-06
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Yes ☑       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Common Stock Outstanding at May 2, 2011 — 32,599,583 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
INDEX

Page No.
Part I — Financial Information:	3
Item 1. Financial Statements.	3
Consolidated Condensed Balance Sheets (Unaudited) - April 2, 2011 and December 31, 2010	3
Consolidated Condensed Statements of Income (Unaudited) - Quarters Ended April 2, 2011 and April 3, 2010	4
Consolidated Condensed Statements of Cash Flows (Unaudited) - Quarters Ended April 2, 2011 and April 3, 2010	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures.	18
Part II — Other Information:	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 6. Exhibits.	19
Signatures	20
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 2, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$271,945,000	$286,648,000
Accounts receivable, net	82,319,000	76,010,000
Inventories, net	98,109,000	88,253,000
Other current assets	14,213,000	16,384,000

Total current assets	466,586,000	467,295,000

Property, plant and equipment, net	168,991,000	169,597,000
Goodwill, net	144,022,000	143,428,000
Other intangible assets, net	17,425,000	18,047,000
Other assets	3,151,000	2,965,000

Total assets	$800,175,000	$801,332,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,802,000	$16,944,000
Salaries and wages	7,016,000	11,439,000
Taxes payable	5,298,000	3,452,000
Other accrued expenses	20,891,000	21,194,000

Total current liabilities	55,007,000	53,029,000

Long-term postretirement and postemployment benefit obligations	23,492,000	23,567,000
Other long-term liabilities	15,626,000	15,598,000

Total long-term liabilities	39,118,000	39,165,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	702,357,000	705,445,000

Total shareholders’ equity	706,050,000	709,138,000

Total liabilities and shareholders’ equity	$800,175,000	$801,332,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter Ended
	April 2, 2011	April 3, 2010

Net sales	$108,341,000	$119,245,000
Cost of sales	69,519,000	77,476,000

Gross profit	38,822,000	41,769,000
Selling, general and administrative expenses	21,323,000	22,087,000

Operating income	17,499,000	19,682,000
Interest expense	(97,000)	(62,000)
Interest income	179,000	24,000

Income before income taxes	17,581,000	19,644,000
Provision for income taxes	5,591,000	5,817,000

Net income	$11,990,000	$13,827,000

Earnings per share:
Basic	$0.36	$0.41

Diluted	$0.36	$0.41

Dividends declared per share	$0.19	$0.18

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter Ended
	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Net income	$11,990,000	$13,827,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,821,000	5,031,000
Amortization of intangible assets	665,000	971,000
Amortization of stock awards	906,000	1,072,000
Stock option compensation expense	321,000	297,000
Excess tax benefits from stock-based compensation	(21,000)	(62,000)
Deferred financing fees	97,000	62,000
Contributions to qualified pension plans	(478,000)	0
Net change in receivables, inventories and trade payables	(10,459,000)	(3,805,000)
Net change in other assets and liabilities	(571,000)	12,234,000

Net cash from operating activities	7,271,000	29,627,000

Cash flows from investing activities:
Capital expenditures	(4,328,000)	(1,700,000)
Dispositions of property, plant and equipment	69,000	21,000

Net cash used in investing activities	(4,259,000)	(1,679,000)

Cash flows from financing activities:
Cash dividends paid	(6,279,000)	(6,043,000)
Purchase of treasury stock	(13,976,000)	(7,515,000)
Excess tax benefits from stock-based compensation	21,000	62,000
Proceeds from exercise of stock options	39,000	7,000

Net cash used in financing activities	(20,195,000)	(13,489,000)

Effect of exchange rate changes on cash and cash equivalents	2,480,000	(1,849,000)

Net increase (decrease) in cash and cash equivalents	(14,703,000)	12,610,000
Cash and cash equivalents — Beginning of period	286,648,000	262,403,000

Cash and cash equivalents — End of period	$271,945,000	$275,013,000

Cash paid for income taxes	$1,743,000	$745,000

Cash paid for interest	0	0

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation:
The accompanying unaudited consolidated condensed financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2010 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	April 2, 2011	December 31, 2010

Cash and cash equivalents:
Money market and other short-term funds	$257,344,000	$275,547,000
Time deposits, other interest bearing accounts, and other cash	14,601,000	11,101,000

	$271,945,000	$286,648,000

(3) Inventories:

	April 2, 2011	December 31, 2010

Raw material	$36,508,000	$33,429,000
Work in process	25,948,000	23,797,000
Finished goods	35,653,000	31,027,000

	$98,109,000	$88,253,000

(4) Comprehensive Income:
For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of cumulative foreign currency translation adjustments.

	First Quarter Ended
	April 2, 2011	April 3, 2010

Net income	$11,990,000	$13,827,000
Other comprehensive income (loss)	3,808,000	(2,829,000)

Comprehensive income	$15,798,000	$10,998,000

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	First Quarter Ended
	April 2, 2011	April 3, 2010

Earnings per share — Basic
Net income	$11,990,000	$13,827,000
Less: Net earnings allocated to participating securities — Basic	(121,000)	(147,000)

Income available to common shareholders — Basic	$11,869,000	$13,680,000
Weighted average common shares outstanding — Basic	32,552,000	33,273,000

Earnings per share — Basic	$0.36	$0.41

Earnings per share — Diluted
Net income	$11,990,000	$13,827,000
Less: Net earnings allocated to participating securities — Diluted	(121,000)	(147,000)

Income available to common shareholders — Diluted	$11,869,000	$13,680,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	32,552,000	33,273,000
Potential dilutive shares resulting from stock options	27,000	24,000

Weighted average common shares outstanding — Diluted	32,579,000	33,297,000

Earnings per share — Diluted	$0.36	$0.41

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below:

	First Quarter Ended
	April 2, 2011	April 3, 2010

Shares excluded	385,500	385,500
Average exercise price	$43.87	$43.87
(6) Business Segment Information:
The Company has two reporting segments: Friction Control Products and Velocity Control Products. On April 8, 2011, the Company completed the acquisition of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn’s results will be reported in the Velocity Control Products segment. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

	First Quarter Ended
	April 2, 2011	April 3, 2010

Net sales
Friction Control Products	$60,895,000	$79,782,000
Velocity Control Products	19,626,000	14,233,000
Other Industrial Products	27,820,000	25,230,000

Total consolidated net sales	$108,341,000	$119,245,000

	First Quarter Ended
	April 2, 2011	April 3, 2010

Operating income
Friction Control Products	$9,874,000	$16,544,000
Velocity Control Products	5,826,000	3,375,000
Other Industrial Products	2,537,000	1,306,000

Total segment operating income	18,237,000	21,225,000

Items not allocated to segment operating income	(738,000)	(1,543,000)

Interest expense	(97,000)	(62,000)
Interest income	179,000	24,000

Income before income taxes	$17,581,000	$19,644,000

(7) Long-term Debt:
In September 2010, the Company entered into a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions. The credit agreement matures on September 21, 2015 and is guaranteed by the Company and certain of its subsidiaries. Loans under the credit facility bear interest at a floating rate at the Company’s option as Eurocurrency rate loans or as base rate loans.
The credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the credit agreement at April 2, 2011. After consideration of the covenants and $4.7 million of letters of credit issued under the credit agreement, the Company had available credit of $245.3 million at April 2, 2011.
(8) Goodwill and Other Intangible Assets:
The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment.
During 2010, the Company’s goodwill impairment testing revealed that the estimated fair values of each of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) at the July 31, 2010 annual testing date ranged from approximately 38 percent to approximately 282 percent. Changes in estimates of future cash flows and the weighted average cost of capital may have a material effect on the valuation of reporting units and the results of the related impairment testing.
Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair values to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. At July 31, 2010, trademarks were tested for impairment and no impairment loss was realized.
The changes in the carrying value of goodwill for the first quarter ended April 2, 2011, were as follows:

	Friction	Velocity	Other
	Control	Control	Industrial
	Products	Products	Products	Total

Balance at January 1, 2011
Goodwill	$56,396,000	$43,200,000	$62,532,000	$162,128,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,396,000	$43,200,000	$43,832,000	$143,428,000
Effect of foreign currency exchange rate changes	594,000	0	0	594,000
Balance at April 2, 2011
Goodwill	$56,990,000	$43,200,000	$62,532,000	$162,722,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,990,000	$43,200,000	$43,832,000	$144,022,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.
Other intangible assets are summarized as follows:

	April 2, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Value	Amortization	Value	Amortization

Customer relationships and lists	$28,194,000	$18,174,000	$28,194,000	$17,638,000
Patents and developed technology	6,639,000	4,086,000	6,596,000	3,974,000
Backlog	3,300,000	3,300,000	3,300,000	3,300,000
Distributor agreements	374,000	247,000	374,000	237,000
Product names	320,000	199,000	320,000	192,000

	$38,827,000	$26,006,000	$38,784,000	$25,341,000

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

	April 2, 2011	December 31, 2010
Unamortized Intangible Assets	Carrying Value	Carrying Value

Trademarks	$4,604,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first quarter ended April 2, 2011	$665,000
For the first quarter ended April 3, 2010	$971,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2011	$2,275,000
For the year ending December 31, 2012	$1,992,000
For the year ending December 31, 2013	$1,725,000
For the year ending December 31, 2014	$1,426,000
For the year ending December 31, 2015	$1,102,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
	April 2, 2011	April 3, 2010

Pension Benefits
Service cost	$777,000	$831,000
Interest cost	1,714,000	1,738,000
Expected return on plan assets	(2,120,000)	(1,921,000)
Amortization of:
Unrecognized net prior service cost	16,000	16,000
Unrecognized net actuarial loss	810,000	870,000

Total	$1,197,000	$1,534,000

	First Quarter Ended
	April 2, 2011	April 3, 2010

Postretirement Benefits
Service cost	$23,000	$62,000
Interest cost	74,000	136,000
Amortization of:
Unrecognized net prior service credit	(325,000)	(289,000)
Unrecognized net actuarial gain	(113,000)	(75,000)

Total	$(341,000)	$(166,000)

The Company contributed $0.5 million to its qualified pension plans in the first quarter of 2011. The Company expects to contribute $3.5 million to its qualified and non-qualified pension plans in 2011, and reviews its funding strategy on an ongoing basis.

(10) Stock-Based Compensation:
A summary of restricted stock award information pursuant to the Company’s equity incentive plans for the first quarter of 2011 is as follows:

		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2011	330,630	$35.85
Granted	88,250	38.63
Vested	(113,652)	37.29
Canceled	(1,250)	32.75

Outstanding at April 2, 2011	303,978	$36.13

Compensation expense related to restricted stock awards was $0.9 million and $1.1 million in the first quarter of 2011 and in the first quarter of 2010, respectively.
A summary of stock option information pursuant to the Company’s equity incentive plans for the first quarter of 2011 is as follows:

		Wtd. Avg.
	Options	Ex. Price

Outstanding at January 1, 2011	603,000	$38.83
Granted	0	0
Canceled	0	0
Exercised	(1,500)	$26.01

Outstanding at April 2, 2011	601,500	$38.87

Exercisable at April 2, 2011	391,300	$40.02

Weighted Average Remaining Contractual Life (years)
Outstanding at April 2, 2011	6.45
Exercisable at April 2, 2011	6.28
The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to stock options was $0.3 million in the first quarter of 2011 and the first quarter of 2010.
(11) Other Matters:
At April 2, 2011, the Company had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.
(12) Taxes:
The effective tax rate for the first quarter of 2011 equaled 31.8 percent compared to 29.6 percent in the first quarter of 2010. The tax rate in the first quarter of 2010 included the $1.4 million effect of a qualifying advanced energy investment tax credit partially offset by adjustments to deferred tax assets.

(13) Subsequent Event:
On February 24, 2011 the Company entered into a definitive agreement to purchase all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. The acquisition closed on April 8, 2011 following completion of customary closing conditions. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results will be reported in the Velocity Control Products segment.
(14) Manufacturing Consolidation Program:
In May 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company closed its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment.
During the first quarter of 2011 the Company incurred $1.0 million in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program. The Company expects to incur approximately $0.6 million in additional start-up costs associated with this program through its completion later in 2011.
The Company expects to incur approximately $0.2 million in annual costs for insurance, property taxes, utilities and security at the Mocksville facility until its disposal.
(15) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, as extended on January 1, 2009. The Company had no material non-financial assets or liabilities recorded at fair value at April 2, 2011.
(16) Impact of Recently Issued Accounting Pronouncements:
No recently issued accounting pronouncements had a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of alternative energy, military, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter.
Our performance in the first quarter of 2011 compared to 2010’s first quarter reflected moderation in our wind energy and military businesses as expected, partially offset by sales growth of products serving industrial markets. Other items affecting the comparison of the first quarter 2011 results to the 2010 first quarter included $1.5 million of net costs in 2011 associated with a previously announced manufacturing consolidation program and due diligence efforts for acquisitions, as well as the $0.5 million net benefit realized in the first quarter of 2010 related to certain tax items.
At April 2, 2011, our current ratio was 8.5 to 1 and working capital totaled $411.6 million. We believe that our current cash and cash equivalents balance of $271.9 million at April 2, 2011, our future cash flows from operations, and our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
In summary, our future performance will be impacted by general economic conditions, national policy steps regarding renewable energy, national budgets for military expenditures, the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.
The discussion that follows should be read in conjunction with the unaudited Consolidated Condensed Financial Statements (and the Notes thereto), included elsewhere in this report, and our 2010 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding our results of operations, financial position, cash flows, capital structure and other relevant financial information.
Results of Operations
First Quarter Results

	First Quarter Ended
	April 2,	% of	April 3,	% of
Dollars in millions, except per share amounts	2011	Sales	2010	Sales

Net sales	$108.3		$119.2
Cost of sales	69.5		77.5

Gross profit	38.8	35.8%	41.8	35.0%
Selling, general and administrative expenses	21.3	19.7%	22.1	18.5%

Operating income	17.5	16.2%	19.7	16.5%
Interest, net	0.1		0.0

Income before income taxes	17.6		19.6
Provision for income taxes	5.6		5.8

Net income	$12.0		$13.8

Earnings per share:
Basic	$0.36		$0.41

Diluted	$0.36		$0.41

Amounts and percentages in the above table may not total due to rounding.
Sales equaled $108.3 million in the first quarter of 2011, a decrease of $10.9 million or 9.1 percent compared to the first quarter of 2010. The decrease was principally attributable to a $17.1 million reduction in sales to wind energy customers along with smaller reductions in sales to our military and liquid filtration markets. These decreases were partially offset by increased sales across the majority of our remaining principal industrial end markets, particularly a $5.4 million or 37.9 percent increase in sales of velocity control products and a $2.2 million or 24.5 percent increase in sales of sealing products.
A decline in wind energy sales in the first quarter of 2011 compared to the first quarter of 2010 was expected, and was comprised of a $15.4 million decline in sales volume and $1.7 million in pricing reductions.

Gross profit during the first quarter of 2011 decreased $2.9 million or 7.1 percent compared to the first quarter of 2010 due in part to the decline in sales. Gross profit was also negatively affected by net pricing reductions of $1.4 million, $1.0 million in costs related to our manufacturing consolidation program (see Note 14 to the Consolidated Condensed Financial Statements), and $0.1 million due to unfavorable changes in foreign exchange rates. Gross margin increased to 35.8 percent in the first quarter of 2011 from 35.0 percent in the prior first quarter due to improved manufacturing efficiencies and improved product mix based on the growth in sales of higher margin industrial products.
Selling, general and administrative expenses were $21.3 million or 19.7 percent of sales during the first quarter of 2011, compared to $22.1 million or 18.5 percent of sales in the first quarter of 2010. The $0.8 million decrease was attributable to a $0.7 million decline in professional fees and $0.9 million in lower accrued incentive compensation expense, partly offset by $1.1 million in increased selling expenses compared to the prior first quarter. The Company’s operating income was $17.5 million in the first quarter of 2011 compared to $19.7 million in the first quarter of 2010, as the decrease in gross profit was only partially offset by lower selling, general and administrative expenses.
During the first quarter of 2011, interest income was $0.2 million on average investment balances of $265.8 million. Interest income in the first quarter of 2010 was less than $0.1 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
Interest expense equaled $0.1 million in both the first quarter of 2011 and 2010, and represents the amortization of our credit facility costs.
The effective tax rate for the first quarter of 2011 equaled 31.8 percent compared to 29.6 percent in the first quarter of 2010. The tax rate in the first quarter of 2010 included the $1.4 million effect of a qualifying advance energy investment tax credit partially offset by adjustments to deferred tax assets. The projected full year 2011 tax rate is expected to be approximately 31 percent.
Net income for the first quarter of 2011 was $12.0 million, or $0.36 per share on a diluted basis, as compared to net income for the first quarter of 2010 of $13.8 million, or $0.41 per share on a diluted basis.
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
Friction Control Products

	First Quarter Ended
	April 2,	April 3,	%
Dollars in millions	2011	2010	Change

Sales	$60.9	$79.8	(23.7)%
Operating Income	$9.9	$16.5	(40.3)%
Operating Margin	16.2%	20.7%
First Quarter
During the first quarter of 2011 sales from our Friction Control Products reporting segment equaled $60.9 million, a decrease of $18.9 million compared to the first quarter of 2010. The decrease was due to a $17.6 million decline in sales volume and $1.5 million in pricing reductions, partially offset by a favorable $0.2 million effect from changes in foreign exchange rates. Lower sales volumes were experienced in the wind energy and military markets, partially offset by increased sales volume to the machinery, heavy equipment, and medical markets.

First quarter 2011 sales to the wind energy market decreased $17.1 million to $12.2 million compared to the first quarter of 2010. The decrease was comprised of $15.4 million decline in sales volume and $1.7 million in pricing reductions.
During the first quarter of 2011 operating income for the segment decreased $6.7 million to $9.9 million compared to the first quarter of 2010. Of this decrease, $6.6 million was attributable to declines in sales volume, $1.5 million in pricing reductions, and $1.1 million to manufacturing consolidation program costs (see Note 14 to the Consolidated Condensed Financial Statements). These operating income decreases were partly offset by the $1.2 million operating income effect of improved sales of higher margin industrial products, other net cost reductions of $1.2 million and a $0.1 million favorable effect from changes in foreign exchange rates.
Velocity Control Products

	First Quarter Ended
	April 2,	April 3,	%
Dollars in millions	2011	2010	Change

Sales	$19.6	$14.2	37.9%
Operating Income	$5.8	$3.4	72.6%
Operating Margin	29.7%	23.7%
First Quarter
During the first quarter of 2011 sales from our Velocity Control Products reporting segment increased $5.4 million to $19.6 million compared to the first quarter of 2010. The increase was due to increased volumes in all of our markets and most significantly in our international markets.
During the first quarter of 2011 operating income for the segment increased $2.5 million to $5.8 million compared to the first quarter of 2010. The increase was attributable to $3.0 million from increased sales and a $0.3 million favorable effect from sales mix, and was partially offset by net cost increases of $0.6 million and a $0.1 million unfavorable effect of changes in foreign exchange rates.
Other Industrial Products

	First Quarter Ended
	April 2,	April 3,	%
Dollars in millions	2011	2010	Change

Sales	$27.8	$25.2	10.3%
Operating Income	$2.5	$1.3	94.3%
Operating Margin	9.1%	5.2%
First Quarter
First quarter 2011 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, equaled $27.8 million compared to $25.2 million in the first quarter of 2010. The improvement was due principally to higher demand of $2.2 million for sealing products and a $1.9 million increase in sales of metal alloy products, primarily related to commodity pricing, partially offset by decreased sales of $2.2 million of liquid filtration products.
Operating income of Other Industrial Products equaled $2.5 million during the first quarter of 2011, compared to $1.3 million in the first quarter of 2010. The increase was due to an aggregate favorable impact of volume, mix and pricing increases of $1.5 million, partially offset by net cost increases of $0.3 million.
Liquidity and Capital Resources
At April 2, 2011, the Company’s current ratio was 8.5 to 1 and working capital totaled $411.6 million, including $271.9 million of cash and cash equivalents. At December 31, 2010, the current ratio was 8.8 to 1 and working capital totaled $414.3 million, including cash and cash equivalents of $286.6 million.

Net cash from operating activities during the first quarter of 2011 equaled $7.3 million, compared to first quarter 2010 net cash from operating activities of $29.6 million due largely to changes in working capital items and other assets and liabilities. The increase in working capital items in the first quarter of 2011 was $6.7 million greater than the first quarter of 2010 comparable increase. Cash used for other assets and liabilities increased by $12.8 million compared to the first quarter of 2010 resulting from cash used for increases in prepaid assets, decreases in salaries and wages accruals principally related to incentive compensation earned in 2010 and paid in 2011, and decreases in accruals for professional fees.
Net inventories at April 2, 2011 were $98.1 million, an increase of $9.9 million compared to the $88.3 million of inventory at December 31, 2010. First quarter 2011 inventory turns equaled 2.8 turns compared to the first quarter 2010 inventory turns of 3.6 turns. The Company selectively increased inventory during the first quarter 2011 to satisfy anticipated higher demand.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory at April 2, 2011 is fully realizable.
At April 2, 2011, we had approximately $8.5 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.
During the first quarter of 2011 we paid cash dividends of $6.3 million compared to $6.0 million in the first quarter of 2010, reflecting an increased dividend rate of $0.19 per common share paid in the first quarter of 2011 compared to the dividend rate of $0.18 per common share paid in the first quarter of 2010. Share repurchases in the first quarter of 2011 totaled 357,091 shares for $14.0 million. Share repurchases in the first quarter of 2010 totaled 207,437 shares for $7.5 million. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our growth objectives, including strategic acquisitions.
We have a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the credit agreement at April 2, 2011. After consideration of the covenants and $4.7 million of letters of credit issued under the Credit Agreement, we had available credit under the Credit Agreement of $245.3 million at April 2, 2011.
Outlook
Our performance during the first quarter of 2011, while impacted by an anticipated moderation in our wind energy and military businesses, reflects the benefits of market leadership in sound industrial end markets together with the impact of aggressive management of costs and spending. Our manufacturing consolidation program is an example of our ongoing efforts to improve efficiencies in our cost structure.

Improvement for the remainder of 2011 will continue to be dependent on the further strengthening of general economic and industrial conditions. Further ongoing improvement in our industrial businesses will be required to achieve favorable comparisons against prior periods as we expect the moderation relative to prior years in our wind energy and military businesses to continue.
First quarter 2011 wind energy sales were $12.2 million compared to $29.3 million in the first quarter of 2010. We expect wind energy shipments for the full year of 2011 to be below the $95.9 million of wind energy shipments in the full year of 2010. Longer term, the enactment of a clear, actionable national renewable electricity standard and a continued economic recovery are prerequisites for sustained performance in future wind energy shipments. As a result of the anticipated changes in our wind market, going forward, we are opportunistically reallocating capacity designated to service the wind energy market to take advantage of opportunities in the still improving heavy equipment market.
The acquisition of HAHN-Gasfedern GmbH is expected to enhance the product offerings and market position of our Velocity Control Products segment, and is further expected to contribute to the growth of this segment in 2011.
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
We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the critical accounting policies previously disclosed in that report.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month in the first quarter of 2011:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

January 1 to January 29	118,931	$39.26	118,931	2,168,498
January 30 to February 26	95,000	$39.86	95,000	2,073,498
February 27 to April 2	143,160	$38.56	143,160	1,930,338

Total	357,091	$39.14	357,091	1,930,338

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
May 6, 2011	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

May 6, 2011	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer