Form 10-Q
period 2011-07-02
KAYDON CORP
filed 2011-07-29
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011                 Commission File No. 1-11333
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
     Yes ☐       No ☑
     Common Stock Outstanding at July 27, 2011 — 32,324,583 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 2, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$223,267,000	$286,648,000
Accounts receivable, net	87,256,000	76,010,000
Inventories, net	103,554,000	88,253,000
Other current assets	15,850,000	16,384,000

Total current assets	429,927,000	467,295,000

Property, plant and equipment, net	176,625,000	169,597,000
Goodwill, net	160,152,000	143,428,000
Other intangible assets, net	32,793,000	18,047,000
Other assets	4,557,000	2,965,000

Total assets	$804,054,000	$801,332,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$20,984,000	$16,944,000
Salaries and wages	8,544,000	11,439,000
Taxes payable	7,025,000	3,452,000
Other accrued expenses	20,619,000	21,194,000

Total current liabilities	57,172,000	53,029,000

Long-term postretirement and postemployment benefit obligations	23,727,000	23,567,000
Other long-term liabilities	19,797,000	15,598,000

Total long-term liabilities	43,524,000	39,165,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	699,665,000	705,445,000

Total shareholders’ equity	703,358,000	709,138,000

Total liabilities and shareholders’ equity	$804,054,000	$801,332,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$122,029,000	$121,500,000	$230,370,000	$240,745,000
Cost of sales	78,045,000	75,563,000	147,564,000	153,039,000

Gross profit	43,984,000	45,937,000	82,806,000	87,706,000
Selling, general and administrative expenses	23,537,000	19,679,000	44,860,000	41,766,000

Operating income	20,447,000	26,258,000	37,946,000	45,940,000
Interest expense	(98,000)	(62,000)	(195,000)	(124,000)
Interest income	110,000	98,000	289,000	122,000

Income before income taxes	20,459,000	26,294,000	38,040,000	45,938,000
Provision for income taxes	6,301,000	8,478,000	11,892,000	14,295,000

Net income	$14,158,000	$17,816,000	$26,148,000	$31,643,000

Earnings per share:
Basic	$0.44	$0.53	$0.80	$0.94

Diluted	$0.43	$0.53	$0.80	$0.94

Dividends declared per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Half Ended
	July 2, 2011	July 3, 2010

Cash flows from operating activities:
Net income	$26,148,000	$31,643,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,967,000	10,023,000
Amortization of intangible assets	1,458,000	1,842,000
Amortization of stock awards	2,023,000	2,144,000
Stock option compensation expense	678,000	670,000
Excess tax benefits from stock-based compensation	(58,000)	(124,000)
Deferred financing fees	194,000	124,000
Non-cash postretirement benefits curtailment gain	(142,000)	(3,066,000)
Contributions to qualified pension plans	(1,112,000)	(657,000)
Net change in receivables, inventories and trade payables	(16,642,000)	(6,714,000)
Net change in other assets and liabilities	(1,701,000)	16,167,000

Net cash from operating activities	20,813,000	52,052,000

Cash flows from investing activities:
Capital expenditures	(7,731,000)	(7,191,000)
Dispositions of property, plant and equipment	77,000	40,000
Acquisition of business, net of cash received	(39,047,000)	0

Net cash used in investing activities	(46,701,000)	(7,151,000)

Cash flows from financing activities:
Cash dividends paid	(12,509,000)	(12,100,000)
Purchase of treasury stock	(28,150,000)	(8,789,000)
Excess tax benefits from stock-based compensation	58,000	124,000
Proceeds from exercise of stock options	39,000	55,000

Net cash used in financing activities	(40,562,000)	(20,710,000)

Effect of exchange rate changes on cash and cash equivalents	3,069,000	(2,898,000)

Net increase (decrease) in cash and cash equivalents	(63,381,000)	21,293,000
Cash and cash equivalents — Beginning of period	286,648,000	262,403,000

Cash and cash equivalents — End of period	$223,267,000	$283,696,000

Cash paid for income taxes	$7,238,000	$7,890,000

Cash paid for interest	0	0

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
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	July 2, 2011	December 31, 2010

Cash and cash equivalents:
Money market and other short-term funds	$210,473,000	$275,547,000
Time deposits, other interest bearing accounts, and other cash	12,794,000	11,101,000

	$223,267,000	$286,648,000

(3) Inventories:

	July 2, 2011	December 31, 2010

Raw material	$39,057,000	$33,429,000
Work in process	31,709,000	23,797,000
Finished goods	32,788,000	31,027,000

	$103,554,000	$88,253,000

(4) Comprehensive Income:
For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of cumulative foreign currency translation adjustments.

	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$14,158,000	$17,816,000	$26,148,000	$31,643,000
Other comprehensive income (loss)	1,941,000	(1,711,000)	5,749,000	(4,540,000)

Comprehensive income	$16,099,000	$16,105,000	$31,897,000	$27,103,000

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Second Quarter Ended
	July 2, 2011	July 3, 2010

Earnings per share — Basic
Net income	$14,158,000	$17,816,000
Less: Net earnings allocated to participating securities — Basic	(141,000)	(187,000)

Income available to common shareholders — Basic	$14,017,000	$17,629,000
Weighted average common shares outstanding — Basic	32,205,000	33,119,000

Earnings per share — Basic	$0.44	$0.53

Earnings per share — Diluted
Net income	$14,158,000	$17,816,000
Less: Net earnings allocated to participating securities — Diluted	(141,000)	(187,000)

Income available to common shareholders — Diluted	$14,017,000	$17,629,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	32,205,000	33,119,000
Potential dilutive shares resulting from stock options	28,000	28,000

Weighted average common shares outstanding — Diluted	32,233,000	33,147,000

Earnings per share — Diluted	$0.43	$0.53

	First Half Ended
	July 2, 2011	July 3, 2010

Earnings per share — Basic
Net income	$26,148,000	$31,643,000
Less: Net earnings allocated to participating securities — Basic	(270,000)	(339,000)

Income available to common shareholders — Basic	$25,878,000	$31,304,000
Weighted average common shares outstanding — Basic	32,406,000	33,225,000

Earnings per share — Basic	$0.80	$0.94

Earnings per share — Diluted
Net income	$26,148,000	$31,643,000
Less: Net earnings allocated to participating securities — Diluted	(270,000)	(339,000)

Income available to common shareholders — Diluted	$25,878,000	$31,304,000

Weighted average common shares outstanding — Diluted
Weighted average common shares outstanding — Basic	32,406,000	33,225,000
Potential dilutive shares resulting from stock options	28,000	28,000

Weighted average common shares outstanding — Diluted	32,434,000	33,253,000

Earnings per share — Diluted	$0.80	$0.94

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below:

	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Shares excluded	420,500	385,500	403,000	385,500
(6) Business Segment Information:
The Company has two reporting segments: Friction Control Products and Velocity Control Products. On April 8, 2011, the Company completed the acquisition of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in the Velocity Control Products segment. The Company’s remaining operating segments, which do not meet the quantitative thresholds for separate disclosure and do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales
Friction Control Products	$65,797,000	$79,692,000	$126,692,000	$159,474,000
Velocity Control Products	25,331,000	15,114,000	44,957,000	29,347,000
Other Industrial Products	30,901,000	26,694,000	58,721,000	51,924,000

Total consolidated net sales	$122,029,000	$121,500,000	$230,370,000	$240,745,000

	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Operating income
Friction Control Products	$11,526,000	$20,339,000	$21,400,000	$36,883,000
Velocity Control Products	5,884,000	3,952,000	11,710,000	7,327,000
Other Industrial Products	4,395,000	2,813,000	6,932,000	4,119,000

Total segment operating income	21,805,000	27,104,000	40,042,000	48,329,000

Items not allocated to segment operating income	(1,358,000)	(846,000)	(2,096,000)	(2,389,000)

Interest expense	(98,000)	(62,000)	(195,000)	(124,000)
Interest income	110,000	98,000	289,000	122,000

Income before income taxes	$20,459,000	$26,294,000	$38,040,000	$45,938,000

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
The credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the credit agreement at July 2, 2011. Taking into account $4.7 million of letters of credit issued under the credit agreement, the Company had available credit of $245.3 million at July 2, 2011.
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
The changes in the carrying value of goodwill for the first half ended July 2, 2011, were as follows:

	Friction Control	Velocity Control	Other Industrial
	Products	Products	Products	Total

Balance at January 1, 2011
Goodwill	$56,396,000	$43,200,000	$62,532,000	$162,128,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,396,000	$43,200,000	$43,832,000	$143,428,000
Effect of foreign currency exchange rate changes	582,000	227,000	0	809,000
Goodwill acquired	0	15,915,000	0	15,915,000
Balance at July 2, 2011
Goodwill	$56,978,000	$59,342,000	$62,532,000	$178,852,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,978,000	$59,342,000	$43,832,000	$160,152,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002. The Company acquired goodwill of $15.9 million in the second quarter of 2011 associated with its April 8, 2011 acquisition of Hahn-Gasfedern GmbH. The Company also acquired other intangible assets related to that acquisition. A value of $15.0 million was assigned to customer relationships and lists which is being amortized over 17 years. A value of $0.7 million was assigned to non-amortizing trademarks.

Other intangible assets are summarized as follows:

	July 2, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Value	Amortization	Value	Amortization

Customer relationships and lists	$43,421,000	$18,824,000	$28,194,000	$17,638,000
Patents and developed technology	6,856,000	4,212,000	6,596,000	3,974,000
Distributor agreements	374,000	257,000	374,000	237,000
Product names	320,000	206,000	320,000	192,000

	$50,971,000	$23,499,000	$35,484,000	$22,041,000

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

	July 2, 2011	December 31, 2010
Unamortized Intangible Assets	Carrying Value	Carrying Value

Trademarks	$5,321,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first half ended July 2, 2011	$1,458,000
For the first half ended July 3, 2010	$1,842,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2011	$3,094,000
For the year ending December 31, 2012	$3,033,000
For the year ending December 31, 2013	$2,712,000
For the year ending December 31, 2014	$2,412,000
For the year ending December 31, 2015	$2,076,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

Pension Benefits	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$776,000	$831,000	$1,553,000	$1,662,000
Interest cost	1,715,000	1,738,000	3,429,000	3,476,000
Expected return on plan assets	(2,120,000)	(1,921,000)	(4,240,000)	(3,842,000)
Amortization of:
Unrecognized net prior service cost	16,000	16,000	32,000	32,000
Unrecognized net actuarial loss	810,000	870,000	1,620,000	1,740,000

Total	$1,197,000	$1,534,000	$2,394,000	$3,068,000

Postretirement Benefits	Second Quarter Ended		First Half Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$23,000	$50,000	$46,000	$112,000
Interest cost	73,000	121,000	147,000	257,000
Amortization of:
Unrecognized net prior service credit	(325,000)	(289,000)	(650,000)	(578,000)
Unrecognized net actuarial gain	(112,000)	(111,000)	(225,000)	(186,000)
Curtailment gain	(142,000)	(3,066,000)	(142,000)	(3,066,000)

Total	$(483,000)	$(3,295,000)	$(824,000)	$(3,461,000)

The Company contributed $0.6 million and $1.1 million to its qualified pension plans in the second quarter and first half of 2011. The Company expects to contribute an aggregate of $3.3 million to its qualified and non-qualified pension plans in 2011, and reviews its funding strategy on an ongoing basis.
(10) Stock-Based Compensation:
A summary of restricted stock award information pursuant to the Company’s equity incentive plans for the first half of 2011 is as follows:

		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2011	330,630	$35.85
Granted	98,250	38.53
Vested	(113,652)	37.29
Canceled	(2,350)	32.48

Outstanding at July 2, 2011	312,878	$36.20

Compensation expense related to restricted stock awards was $1.1 million and $2.0 million in the second quarter and first half of 2011, respectively. Compensation expense related to restricted stock awards was $1.1 million and $2.1 million in the second quarter and first half of 2010, respectively.
A summary of stock option information pursuant to the Company’s equity incentive plans for the first half of 2011 is as follows:

		Wtd. Avg.
	Options	Ex. Price

Outstanding at January 1, 2011	603,000	$38.83
Granted	17,500	37.75
Canceled	0	0
Exercised	(1,500)	26.01

Outstanding at July 2, 2011	619,000	$38.83

Exercisable at July 2, 2011	413,700	$39.92

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to stock options was $0.4 million and $0.7 million in the second quarter and first half of 2011, respectively. Compensation expense related to stock options was $0.4 million and $0.7 million in the second quarter and the first half of 2010, respectively.

(11) Other Matters:
At July 2, 2011, the Company had approximately $8.3 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.
(12) Taxes:
The effective tax rate for the second quarter of 2011 equaled 30.8 percent compared to 32.2 percent in the second quarter of 2010. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to taxation of permanently reinvested foreign earnings at lower rates than the U.S. rate. The second quarter 2011 effective tax rate decreased as compared to the second quarter 2010 effective tax rate due primarily to an increase in permanently reinvested foreign earnings taxed at lower rates than in the U.S.
(13) Acquisition:
On April 8, 2011 the Company completed the purchase of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property from Ulrich Hahn e.K. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in the Velocity Control Products reporting segment.
(14) Manufacturing Consolidation Program:
In May 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company closed its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment.
During the second quarter and first half of 2011 the Company incurred $0.5 million and $1.4 million, respectively, in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program, which substantially completes the program.
(15) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, as extended on January 1, 2009. The Company had no material non-financial assets or liabilities recorded at fair value at July 2, 2011.
(16) Impact of Recently Issued Accounting Pronouncements:
During the second quarter of 2011 new accounting guidance was issued to require more prominent disclosure of Other Comprehensive Income. This guidance which is effective for the Company beginning in the first quarter of 2012 requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company is evaluating the effects and implementation of this new presentation.

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
Our performance in the second quarter of 2011 compared to 2010’s second quarter reflected continued moderation in our wind energy and military businesses as expected, offset by sales growth of products serving industrial markets including increased sales as a result of our April 8, 2011 acquisition of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”). Other items affecting the comparison of the second quarter 2011 results to the 2010 second quarter results included $2.9 million of lower gains in 2011 associated with the curtailment of certain postretirement benefits, partially offset by $2.2 million lower costs in 2011 associated with due diligence efforts for acquisitions.
At July 2, 2011, after our cash acquisition of Hahn, our current ratio was 7.5 to 1 and working capital totaled $372.8 million. We believe that our current cash and cash equivalents balance of $223.3 million at July 2, 2011, our future cash flows from operations, and our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
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
Results of Operations
Second Quarter Results

	Second Quarter Ended
	July 2,	% of	July 3,	% of
Dollars in millions, except per share amounts	2011	Sales	2010	Sales

Net sales	$122.0		$121.5
Cost of sales	78.0		75.6

Gross profit	44.0	36.0%	45.9	37.8%
Selling, general and administrative expenses	23.5	19.3%	19.7	16.2%

Operating income	20.4	16.8%	26.3	21.6%
Interest, net	0.0		0.0

Income before income taxes	20.5	16.8%	26.3	21.6%
Provision for income taxes	6.3		8.5

Net income	$14.2	11.6%	$17.8	14.7%

Earnings per share:
Basic	$0.44		$0.53

Diluted	$0.43		$0.53

Amounts and percentages in the above table may not total due to rounding.
Sales equaled $122.0 million in the second quarter of 2011, an increase of $0.5 million or 0.4 percent compared to the second quarter of 2010. The increase was principally attributable to $10.2 million of increased sales of our velocity control products, as worldwide demand for these products was strong, including the results from the acquisition of Hahn which contributed $5.9 million to the velocity control products sales increase. We also achieved increased sales across the majority of our principal industrial end markets, particularly in heavy equipment and industrial machinery end markets. Second quarter 2011 sales also included $1.7 million of favorable changes in foreign exchange rates. These sales increases were offset by an $11.8 million reduction in sales to wind energy customers, a reduction in sales to our military end market of $5.5 million, including the absence of a key military program that benefited 2010, and decreased sales of our filtration products.
Gross profit during the second quarter of 2011 decreased $2.0 million or 4.3 percent compared to the second quarter of 2010. Gross profit comparisons were negatively affected by volume reductions of $2.5 million, net pricing reductions of $1.4 million, and other net operating cost increases. These decreases were partially offset by the contribution of the Hahn acquisition and a $0.4 million favorable impact due to changes in foreign exchange rates. Gross margin decreased to 36.0 percent in the second quarter of 2011 from 37.8 percent in the prior second quarter due primarily to the aforementioned net pricing reductions.
Selling, general and administrative expenses were $23.5 million or 19.3 percent of sales during the second quarter of 2011, compared to $19.7 million or 16.2 percent of sales in the second quarter of 2010. Selling expenses, excluding the effect of the Hahn acquisition, increased approximately $1.9 million primarily attributable to increased revenue and investments in personnel, advertising and travel related to focused global sales and marketing initiatives. General and administrative expenses, excluding the effect of the Hahn acquisition, in the second quarter of 2011 were approximately equal to last year’s second quarter except that we experienced curtailment gains of $0.1 million and $3.1 million in 2011 and 2010, respectively, and due diligence costs of $0.4 million and $2.6 million in 2011 and 2010, respectively.
The Company’s operating income was $20.4 million in the second quarter of 2011 compared to $26.3 million in the second quarter of 2010.
During the second quarter of 2011, interest income was $0.1 million on average investment balances of $216.3 million. Interest income in the second quarter of 2010 also equaled $0.1 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
Interest expense equaled $0.1 million in both the second quarter of 2011 and 2010, and represents the amortization of our credit facility costs.
The effective tax rate for the second quarter of 2011 equaled 30.8 percent compared to 32.2 percent in the second quarter of 2010. The tax rate in 2011 decreased primarily as a result of increased permanently reinvested foreign earnings which are taxed at lower rates than earnings in the U.S. The projected full year 2011 tax rate is expected to be approximately 31 percent.
Net income for the second quarter of 2011 was $14.2 million, or $0.43 per share on a diluted basis, as compared to net income for the second quarter of 2010 of $17.8 million, or $0.53 per share on a diluted basis.
First Half Results

	First Half Ended
	July 2,	% of	July 3,	% of
Dollars in millions, except per share amounts	2011	Sales	2010	Sales

Net sales	$230.4		$240.7
Cost of sales	147.6		153.0

Gross profit	82.8	35.9%	87.7	36.4%
Selling, general and administrative expenses	44.9	19.5%	41.8	17.3%

Operating income	37.9	16.5%	45.9	19.1%
Interest, net	0.1		0.0

Income before income taxes	38.0	16.5%	45.9	19.1%
Provision for income taxes	11.9		14.3

Net income	$26.1	11.4%	$31.6	13.1%

Earnings per share:
Basic	$0.80		$0.94

Diluted	$0.80		$0.94

Amounts and percentages in the above table may not total due to rounding.

Sales during the first half of 2011 decreased $10.4 million or 4.3 percent compared to the first half of 2010. The net decrease in sales was comprised of a $28.9 million decrease in wind energy sales and smaller reductions in sales to our military and liquid filtration markets, partially offset by increased sales to industrial markets, the contribution of Hahn, favorable currency effects of $1.8 million and positive net pricing.
Gross profit during the first half of 2011 decreased $4.9 million compared to the first half of 2010 largely attributable to the decreased sales volume discussed above, as the contribution of Hahn and favorable sales mix offset the effects of lower pricing and net cost increases.
Selling, general, and administrative expenses were $44.9 million or 19.5 percent of sales during the first half of 2011, compared to $41.8 million or 17.3 percent of sales in the first half of 2010. The $3.1 million increase was primarily attributable to $2.9 million in increased selling expenses compared to the prior period, largely attributable to the inclusion of Hahn as well as increased revenue and investments in personnel, advertising and travel related to focused global sales and marketing initiatives. General and administrative expenses in the first half of 2011 compared to the first half of 2010 included $2.9 million lower gains associated with the curtailment of certain postretirement benefits and the effect of Hahn expenses in 2011. These first half 2011 expense increases compared to the first half of 2010 were partially offset by $1.7 million lower costs associated with due diligence efforts for acquisitions, a $1.6 million decrease in accrued incentive compensation expense, and lower professional fees, all in the first half of 2011 relative to the first half of 2010.
The Company’s operating income was $37.9 million in the first half of 2011 compared to $45.9 million in the first half of 2010.
During the first half of 2011, interest income was $0.3 million on average investment balances of $241.1 million. Interest income in the first half of 2010 was $0.1 million on average investment balances of $248.9 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
We did not have any debt outstanding during the first half of 2011 or 2010. Interest expense of $0.2 million in 2011 and $0.1 million in 2010 represents the amortization of costs associated with our credit facility.
The effective tax rate for the first half of 2011 equaled 31.3 percent compared to 31.1 percent in the first half of 2010. The projected full year 2011 tax rate is expected to be approximately 31 percent.
Net income for the first half of 2011 was $26.1 million, or $0.80 per share on a diluted basis, as compared to net income for the first half of 2010 of $31.6 million, or $0.94 per share on a diluted basis.
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
Friction Control Products

	Second Quarter Ended			First Half Ended
			%			%
Dollars in millions	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change

Sales	$65.8	$79.7	(17.4)%	$126.7	$159.5	(20.6)%
Operating Income	$11.5	$20.3	(43.3)%	$21.4	$36.9	(42.0)%
Operating Margin	17.5%	25.5%		16.9%	23.1%

Second Quarter
During the second quarter of 2011 sales from our Friction Control Products reporting segment equaled $65.8 million, a decrease of $13.9 million compared to the second quarter of 2010. The decrease was due to a $12.8 million decline in sales volume and $1.4 million in pricing reductions. Sales to the wind energy market declined by $11.8 million to $13.3 million, and smaller decreases were experienced in the military market, including the absence of a key military program that benefited 2010, and in semiconductor markets partially offset by increased sales volume to the machinery and heavy equipment markets.
During the second quarter of 2011, operating income for the segment decreased $8.8 million to $11.5 million compared to the second quarter of 2010. Of this decrease, $5.9 million was attributable to declines in sales volume, $1.5 million was attributable to pricing reductions, and the remainder was attributable to other net cost increases and unfavorable changes in foreign exchange rates.
First Half
During the first half of 2011 sales from our Friction Control Products reporting segment decreased $32.8 million to $126.7 million compared to the first half of 2010. The decrease was due to a $28.9 million decline in sales to wind energy customers and a smaller decrease in sales to the military market, partially offset by increased sales to other principal end markets.
During the first half of 2011 operating income for the segment decreased $15.5 million to $21.4 million compared to the first half of 2010. This decrease was primarily comprised of $12.5 million related to decreases in sales volume, $2.9 million in reduced pricing, and $0.9 million in increased costs related to our manufacturing consolidation program (see Note 14 to the Consolidated Condensed Financial Statements), partially offset by a $1.3 million favorable effect from changes in sales mix.
Velocity Control Products

	Second Quarter Ended			First Half Ended
			%			%
Dollars in millions	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change

Sales	$25.3	$15.1	67.6%	$45.0	$29.3	53.2%
Operating Income	$5.9	$4.0	48.9%	$11.7	$7.3	59.8%
Operating Margin	23.2%	26.1%		26.1%	25.0%
Second Quarter
During the second quarter of 2011, sales from our Velocity Control Products reporting segment increased $10.2 million to $25.3 million compared to the second quarter of 2010. The sales growth was due to increased volumes in our international markets and the $5.9 million benefit from the acquisition of Hahn.
During the second quarter of 2011 operating income for the segment increased $1.9 million to $5.9 million compared to the second quarter of 2010. The increase was attributable to increased sales including the contribution of Hahn in the quarter and a $0.4 million favorable effect from changes in foreign exchange rates. These increases were partially offset by net cost increases of $1.3 million, including the second quarter of 2011 investment in sales and marketing costs of $0.8 million to add to our global sales team and advertising plan to support the growth of this business, including the addition of Hahn.
First Half
During the first half of 2011 sales from our Velocity Control Products reporting segment increased $15.6 million to $45.0 million compared to the first half of 2010. The increase was due to increased volumes to North American and European markets, the benefit of the Hahn acquisition, and $1.3 million from favorable changes in foreign exchange rates.
During the first half of 2011 operating income for the segment increased $4.4 million to $11.7 million compared to the first half of 2010. The increase was attributable to increased sales volumes including the benefit of the Hahn acquisition in the second quarter, and $0.3 million from favorable changes in foreign exchange rates, partially offset by $2.0 million in net cost increases, including investments in sales and marketing costs to add sales personnel and increased advertising.

Other Industrial Products

	Second Quarter Ended			First Half Ended
			%			%
Dollars in millions	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change

Sales	$30.9	$26.7	15.8%	$58.7	$51.9	13.1%
Operating Income	$4.4	$2.8	56.2%	$6.9	$4.1	68.3%
Operating Margin	14.2%	10.5%		11.8%	7.9%
Second Quarter
Second quarter 2011 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, equaled $30.9 million compared to $26.7 million in the second quarter of 2010. The improvement was due principally to higher demand for sealing products of $2.5 million, higher demand for machine tool and die components of $1.8 million, a $1.7 million increase in sales of metal alloy products, primarily related to commodity pricing, partially offset by decreased sales of $1.7 million of filtration products.
Operating income of Other Industrial Products equaled $4.4 million during the second quarter of 2011, compared to $2.8 million in the second quarter of 2010. The increase was due to a $1.0 million favorable impact of volume increases and a $0.6 million favorable impact from changes in sales mix and net cost reductions.
First Half
During the first half of 2011 sales from our Other Industrial Products increased $6.8 million to $58.7 million compared to the first half of 2010. The increase was due to higher demand for sealing products of $4.7 million, a $3.6 million increase in sales of metal alloy products, primarily related to commodity pricing, and higher demand for machine tool and die components of $2.1 million, partially offset by decreased sales of $3.6 million of filtration products.
Operating income for the first half of 2011 for Other Industrial Products increased $2.8 million to $6.9 million compared to the first half of 2010. The increase was due to a $2.2 million favorable impact of volume increases and a $0.6 million favorable impact from changes in sales mix.
Liquidity and Capital Resources
At July 2, 2011, after the cash acquisition of Hahn, the Company’s current ratio was 7.5 to 1 and working capital totaled $372.8 million, including $223.3 million of cash and cash equivalents. At December 31, 2010, the current ratio was 8.8 to 1 and working capital totaled $414.3 million, including cash and cash equivalents of $286.6 million.

Net cash from operating activities during the first half of 2011 equaled $20.8 million, compared to first half 2010 net cash from operating activities of $52.1 million due largely to changes in working capital items and other assets and liabilities. The increase in working capital items in the first half of 2011 was $9.9 million greater than the increase in the first half of 2010 principally due to higher inventory to support future growth. Cash used for other assets and liabilities increased by $17.9 million compared to the first half of 2010 resulting from lower cash generated from reductions in prepaid assets, decreases in salaries and wages accruals principally related to incentive compensation, and accruals for professional fees, compared to increases in the prior first half.
Net inventories at July 2, 2011 were $103.6 million, an increase of $15.3 million compared to the $88.3 million of inventory at December 31, 2010. Second quarter 2011 inventory turns equaled 3.0 turns compared to the second quarter 2010 inventory turns of 3.3 turns. The Company selectively increased inventory during the second quarter 2011 to satisfy anticipated higher demand.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory at July 2, 2011 is fully realizable.

At July 2, 2011, we had approximately $8.3 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.
During the second quarter of 2011 we paid cash dividends of $6.2 million compared to $6.1 million in the second quarter of 2010, reflecting an increased dividend rate of $0.19 per common share paid in the second quarter of 2011 compared to the dividend rate of $0.18 per common share paid in the second quarter of 2010. Dividends for the first half of 2011 totaled $12.5 million compared to $12.1 million for the first half of 2010. Share repurchases in the second quarter of 2011 totaled 385,000 shares for $14.2 million. Share repurchases in the second quarter of 2010 totaled 33,817 shares for $1.3 million. First half of 2011 share repurchases totaled 742,091 shares for $28.2 million. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our growth objectives, including strategic acquisitions.
We have a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the credit agreement at July 2, 2011. Taking into account $4.7 million of letters of credit issued under the credit agreement, we had available credit under the credit agreement of $245.3 million at July 2, 2011.
Outlook
Our performance during the first half of 2011, while impacted by an anticipated moderation in our wind energy and military businesses, reflects the benefits of market leadership in sound industrial end markets together with the impact of aggressive management of costs and spending. Our manufacturing consolidation program is an example of our ongoing efforts to improve efficiencies in our cost structure.
Sales increased in the second quarter of 2011 compared to both this year’s first quarter and the 2010 second quarter as strength in our industrial businesses, including the contribution of Hahn, more than offset the more challenged renewable energy and military businesses. We continue to expect improvement through the second half of 2011 as comparisons against strong wind and military performances experienced last year normalize and the contribution from our industrial businesses continues.
We continue to see strength in most of our industrial end markets, notably industrial machinery, heavy equipment and medical. In addition, we are extremely pleased with the performance of Hahn, which was acquired in April 2011, and expect considerable further opportunity as it is integrated into our Velocity Control Products segment.
Our market leadership positions, robust cash from operating activities, and strong balance sheet position us well for the future.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each fiscal month in the second quarter of 2011:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

April 3 to April 30	95,000	$38.48	95,000	1,835,338
May 1 to May 28	130,000	$37.45	130,000	1,705,338
May 29 to July 2	160,000	$35.30	160,000	1,545,338

Total	385,000	$36.81	385,000	1,545,338

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
July 29, 2011	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

July 29, 2011	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer