Form 10-Q/A
period 2011-07-02
KAYDON CORP
filed 2011-08-24
CIK 740694

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

ITEM 6. EXHIBITS
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Kaydon Corporation’s quarterly report on Form 10-Q for the period ended July 2, 2011, filed with the Securities and Exchange Commission on July 29, 2011 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
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
KAYDON CORPORATION

August 24, 2011	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

August 24, 2011	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer