Form 10-Q
period 2011-10-01
KAYDON CORP
filed 2011-10-28
CIK 740694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Common Stock Outstanding at October 26, 2011 — 32,119,583 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q
INDEX

Page No.
Part I — Financial Information:	3

Item 1. Financial Statements.	3

Consolidated Condensed Balance Sheets (Unaudited) - October 1, 2011 and December 31, 2010	3

Consolidated Condensed Statements of Income (Unaudited) - Quarters and First Three Quarters Ended October 1, 2011 and October 2, 2010	4

Consolidated Condensed Statements of Cash Flows (Unaudited) - First Three Quarters Ended October 1, 2011 and October 2, 2010	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4. Controls and Procedures.	21

Part II — Other Information:	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 6. Exhibits.	22

Signatures	23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
KAYDON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	October 1, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$219,088,000	$286,648,000
Accounts receivable, net	93,789,000	76,010,000
Inventories, net	107,069,000	88,253,000
Other current assets	14,782,000	16,384,000

Total current assets	434,728,000	467,295,000

Property, plant and equipment, net	172,121,000	169,597,000
Goodwill, net	157,825,000	143,428,000
Other intangible assets, net	31,748,000	18,047,000
Other assets	4,343,000	2,965,000

Total assets	$800,765,000	$801,332,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$23,186,000	$16,944,000
Salaries and wages	8,297,000	11,439,000
Taxes payable	7,537,000	3,452,000
Other accrued expenses	20,094,000	21,194,000

Total current liabilities	59,114,000	53,029,000

Long-term postretirement and postemployment benefit obligations	22,983,000	23,567,000
Other long-term liabilities	19,706,000	15,598,000

Total long-term liabilities	42,689,000	39,165,000

Shareholders’ Equity:
Common stock	3,693,000	3,693,000
Other shareholders’ equity	695,269,000	705,445,000

Total shareholders’ equity	698,962,000	709,138,000

Total liabilities and shareholders’ equity	$800,765,000	$801,332,000

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter Ended		First Three Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$121,637,000	$118,280,000	$352,007,000	$359,025,000
Cost of sales	78,795,000	79,894,000	226,359,000	232,933,000

Gross profit	42,842,000	38,386,000	125,648,000	126,092,000
Selling, general and administrative expenses	22,498,000	19,812,000	67,358,000	61,578,000

Operating income	20,344,000	18,574,000	58,290,000	64,514,000
Interest expense	(98,000)	(9,000)	(293,000)	(133,000)
Interest income	88,000	193,000	377,000	315,000

Income before income taxes	20,334,000	18,758,000	58,374,000	64,696,000
Provision for income taxes	5,830,000	5,670,000	17,722,000	19,965,000

Net income	$14,504,000	$13,088,000	$40,652,000	$44,731,000

Earnings per share:
Basic	$0.45	$0.39	$1.25	$1.33

Diluted	$0.45	$0.39	$1.25	$1.33

Dividends declared per share	$0.20	$0.19	$0.58	$0.55

See accompanying notes to consolidated condensed financial statements.

KAYDON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters Ended
	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Net income	$40,652,000	$44,731,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	15,095,000	15,645,000
Amortization of intangible assets	2,274,000	2,713,000
Amortization of stock awards	3,125,000	2,998,000
Stock option compensation expense	995,000	991,000
Excess tax benefits from stock-based compensation	(95,000)	(186,000)
Deferred financing fees	291,000	134,000
Non-cash postretirement benefits curtailment gain	(142,000)	(3,066,000)
Contributions to qualified pension plans	(1,952,000)	(1,614,000)
Net change in receivables, inventories and trade payables	(25,466,000)	(9,533,000)
Net change in other assets and liabilities	497,000	13,576,000

Net cash from operating activities	35,274,000	66,389,000

Cash flows from investing activities:
Capital expenditures	(11,865,000)	(11,280,000)
Dispositions of property, plant and equipment	210,000	107,000
Acquisition of business, net of cash received	(39,610,000)	0

Net cash used in investing activities	(51,265,000)	(11,173,000)

Cash flows from financing activities:
Cash dividends paid	(18,652,000)	(18,121,000)
Purchase of treasury stock	(34,719,000)	(8,789,000)
Credit facility issuance costs	0	(1,935,000)
Excess tax benefits from stock-based compensation	95,000	186,000
Proceeds from exercise of stock options	39,000	104,000

Net cash used in financing activities	(53,237,000)	(28,555,000)

Effect of exchange rate changes on cash and cash equivalents	1,668,000	(262,000)

Net increase (decrease) in cash and cash equivalents	(67,560,000)	26,399,000
Cash and cash equivalents — Beginning of period	286,648,000	262,403,000

Cash and cash equivalents — End of period	$219,088,000	$288,802,000

Cash paid for income taxes	$11,644,000	$15,082,000

Cash paid for interest	0	0

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
(2) Cash and Cash Equivalents:
The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

	October 1, 2011	December 31, 2010

Cash and cash equivalents:
Money market and other short-term funds	$196,410,000	$275,547,000
Time deposits, other interest bearing accounts, and other cash	22,678,000	11,101,000

	$219,088,000	$286,648,000

(3) Inventories:

	October 1, 2011	December 31, 2010

Raw material	$41,184,000	$33,429,000
Work in process	30,277,000	23,797,000
Finished goods	35,608,000	31,027,000

	$107,069,000	$88,253,000

(4) Comprehensive Income:
For the Company, comprehensive income consists of net income and other comprehensive income (loss) which is comprised primarily of cumulative foreign currency translation adjustments.

	Third Quarter Ended		First Three Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$14,504,000	$13,088,000	$40,652,000	$44,731,000
Other comprehensive income (loss)	(7,369,000)	5,415,000	(1,620,000)	875,000

Comprehensive income	$7,135,000	$18,503,000	$39,032,000	$45,606,000

(5) Earnings per Share:
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for the periods presented.

	Third Quarter Ended
	October 1, 2011	October 2, 2010

Earnings per share — Basic
Net income	$14,504,000	$13,088,000
Less: Net earnings allocated to participating securities – Basic	(144,000)	(137,000)

Income available to common shareholders – Basic	$14,360,000	$12,951,000
Weighted average common shares outstanding – Basic	31,931,000	33,119,000

Earnings per share – Basic	$0.45	$0.39

Earnings per share — Diluted
Net income	$14,504,000	$13,088,000
Less: Net earnings allocated to participating securities – Diluted	(144,000)	(137,000)

Income available to common shareholders – Diluted	$14,360,000	$12,951,000

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,931,000	33,119,000
Potential dilutive shares resulting from stock options	19,000	27,000

Weighted average common shares outstanding – Diluted	31,950,000	33,146,000

Earnings per share – Diluted	$0.45	$0.39

	First Three Quarters Ended
	October 1, 2011	October 2, 2010

Earnings per share — Basic
Net income	$40,652,000	$44,731,000
Less: Net earnings allocated to participating securities – Basic	(422,000)	(475,000)

Income available to common shareholders – Basic	$40,230,000	$44,256,000
Weighted average common shares outstanding – Basic	32,229,000	33,170,000

Earnings per share – Basic	$1.25	$1.33

Earnings per share — Diluted
Net income	$40,652,000	$44,731,000
Less: Net earnings allocated to participating securities – Diluted	(422,000)	(475,000)

Income available to common shareholders – Diluted	$40,230,000	$44,256,000

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	32,229,000	33,170,000
Potential dilutive shares resulting from stock options	25,000	25,000

Weighted average common shares outstanding – Diluted	32,254,000	33,195,000

Earnings per share – Diluted	$1.25	$1.33

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below:

	Third Quarter Ended		First Three Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Shares excluded	506,500	468,000	420,500	403,000
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

	Third Quarter Ended		First Three Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales
Friction Control Products	$69,898,000	$78,002,000	$196,590,000	$237,476,000
Velocity Control Products	24,373,000	15,932,000	69,330,000	45,279,000
Other Industrial Products	27,366,000	24,346,000	86,087,000	76,270,000

Total consolidated net sales	$121,637,000	$118,280,000	$352,007,000	$359,025,000

	Third Quarter Ended		First Three Quarters Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Operating income
Friction Control Products	$11,080,000	$12,673,000	$32,480,000	$49,556,000
Velocity Control Products	6,050,000	4,095,000	17,760,000	11,422,000
Other Industrial Products	2,937,000	1,397,000	9,869,000	5,516,000

Total segment operating income	20,067,000	18,165,000	60,109,000	66,494,000

Items not allocated to segment operating income	277,000	409,000	(1,819,000)	(1,980,000)

Interest expense	(98,000)	(9,000)	(293,000)	(133,000)
Interest income	88,000	193,000	377,000	315,000

Income before income taxes	$20,334,000	$18,758,000	$58,374,000	$64,696,000

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
The credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the credit agreement at October 1, 2011. Taking into account $4.5 million of letters of credit issued under the credit agreement, the Company had available credit of $245.5 million at October 1, 2011.
(8)	Goodwill and Other Intangible Assets:
The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment.
During the third quarter of 2011, the Company completed its annual goodwill impairment test. The fair value of each reporting unit was estimated using the expected present value of future cash flows using a weighted average cost of capital discount rate of 11.5-12.5 percent depending on the assessed risk of the reporting unit and a growth rate in perpetuity of 1.0-2.5 percent depending on the assessed long-term growth of the reporting unit. In accordance with current accounting guidance, the Company has included deferred taxes in determining the carrying value of each reporting unit. During 2011, the Company’s goodwill impairment testing revealed that the estimated fair values of each of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 30, 2011 annual testing date ranged from approximately 43 percent to approximately 309 percent. Changes in estimates of future cash flows and the weighted average cost of capital may have a material effect on the valuation of reporting units and the results of the related impairment testing.
Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair values to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. At July 30, 2011, trademarks were tested for impairment and no impairment loss was realized.
The changes in the carrying value of goodwill for the first three quarters ended October 1, 2011, were as follows:

	Friction	Velocity
	Control	Control	Other Industrial
	Products	Products	Products	Total

Balance at January 1, 2011
Goodwill	$56,396,000	$43,200,000	$62,532,000	$162,128,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,396,000	$43,200,000	$43,832,000	$143,428,000
Effect of foreign currency exchange rate changes	134,000	(835,000)	0	(701,000)
Goodwill acquired	0	15,098,000	0	15,098,000
Balance at October 1, 2011
Goodwill	$56,530,000	$57,463,000	$62,532,000	$176,525,000
Accumulated impairment losses	0	0	(18,700,000)	(18,700,000)

	$56,530,000	$57,463,000	$43,832,000	$157,825,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002. The Company acquired goodwill of $15.1 million in the second quarter of 2011 associated with its April 8, 2011 acquisition of Hahn. The Company also acquired other intangible assets as part of the acquisition. A value of $15.0 million was assigned to customer relationships and lists which is being amortized over 17 years. A value of $1.5 million was assigned to non-amortizing trademarks.

Other intangible assets are summarized as follows:

	October 1, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized Intangible Assets	Value	Amortization	Value	Amortization

Customer relationships and lists	$42,377,000	$19,464,000	$28,194,000	$17,638,000
Patents and developed technology	6,917,000	4,341,000	6,596,000	3,974,000
Distributor agreements	374,000	267,000	374,000	237,000
Product names	320,000	212,000	320,000	192,000

	$49,988,000	$24,284,000	$35,484,000	$22,041,000

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

	October 1, 2011	December 31, 2010
Unamortized Intangible Assets	Carrying Value	Carrying Value

Trademarks	$6,044,000	$4,604,000

Aggregate Intangible Assets Amortization Expense

For the first three quarters ended October 1, 2011		$2,274,000
For the first three quarters ended October 2, 2010		$2,713,000

Estimated Intangible Assets Amortization Expense

For the year ending December 31, 2011		$3,081,000
For the year ending December 31, 2012		$3,017,000
For the year ending December 31, 2013		$2,697,000
For the year ending December 31, 2014		$2,397,000
For the year ending December 31, 2015		$2,061,000
(9) Employee Benefit Plans:
The components of net periodic benefit cost (income) are as follows:

	Third Quarter Ended		First Three Quarters Ended
Pension Benefits	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$673,000	$584,000	$2,226,000	$2,246,000
Interest cost	1,726,000	1,662,000	5,155,000	5,138,000
Expected return on plan assets	(2,121,000)	(1,918,000)	(6,361,000)	(5,760,000)
Amortization of:
Unrecognized net prior service cost	17,000	15,000	49,000	47,000
Unrecognized net actuarial loss	839,000	739,000	2,459,000	2,479,000

Total	$1,134,000	$1,082,000	$3,528,000	$4,150,000

	Third Quarter Ended		First Three Quarters Ended
Postretirement Benefits	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$14,000	$15,000	$60,000	$127,000
Interest cost	73,000	67,000	220,000	324,000
Amortization of:
Unrecognized net prior service credit	(291,000)	(343,000)	(941,000)	(921,000)
Unrecognized net actuarial gain	(136,000)	(128,000)	(361,000)	(314,000)
Curtailment gain	0	0	(142,000)	(3,066,000)

Total	$(340,000)	$(389,000)	$(1,164,000)	$(3,850,000)

The Company contributed $0.8 million and $2.0 million to its qualified pension plans in the third quarter and first three quarters of 2011, respectively. The Company expects to contribute an aggregate of $3.3 million to its qualified and non-qualified pension plans in 2011, and reviews its funding strategy on an ongoing basis.
(10) Stock-Based Compensation:
A summary of restricted stock award information pursuant to the Company’s equity incentive plans for the first three quarters of 2011 is as follows:

		Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at January 1, 2011	330,630	$35.85
Granted	98,250	38.53
Vested	(113,652)	37.29
Canceled	(2,350)	32.48

Outstanding at October 1, 2011	312,878	$36.20

Compensation expense related to restricted stock awards was $1.1 million and $3.1 million in the third quarter and first three quarters of 2011, respectively. Compensation expense related to restricted stock awards was $0.9 million and $3.0 million in the third quarter and first three quarters of 2010, respectively.
A summary of stock option information pursuant to the Company’s equity incentive plans for the first three quarters of 2011 is as follows:

		Wtd. Avg.
	Options	Ex. Price

Outstanding at January 1, 2011	603,000	$38.83
Granted	17,500	37.75
Canceled	0	0
Exercised	(1,500)	26.01

Outstanding at October 1, 2011	619,000	$38.83

Exercisable at October 1, 2011	415,700	$39.99

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Compensation expense related to stock options was $0.3 million and $1.0 million in the third quarter and first three quarters of 2011, respectively. Compensation expense related to stock options was $0.3 million and $1.0 million in the third quarter and the first three quarters of 2010, respectively.

(11) Other Matters:
At October 1, 2011, the Company had approximately $8.3 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As the Company continues to remain confident in the quality of its supplied product and the customer’s financial ability to pay, the Company continues to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by the Company of the damages claimed is remote.
(12) Taxes:
The effective tax rate for the third quarter of 2011 equaled 28.7 percent compared to 30.2 percent in the third quarter of 2010. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to taxation of permanently reinvested foreign earnings at lower rates than the U.S. rate. The third quarter 2011 effective tax rate decreased as compared to the third quarter 2010 effective tax rate due primarily to an increase in permanently reinvested foreign earnings taxed at lower rates than in the U.S.
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
During the third quarter and first three quarters of 2011 the Company incurred $0.8 million and $2.4 million, respectively, for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter and carrying and other costs in Mocksville associated with the manufacturing consolidation program, including an adjustment to the carrying value of the real property.
(15) Fair Value Measurement:
The Company adopted fair value measurement guidance on January 1, 2008, as extended on January 1, 2009. The Company had no material non-financial assets or liabilities recorded at fair value at October 1, 2011.
(16) Impact of Recently Issued Accounting Pronouncements:
New accounting guidance was issued in 2011 to require more prominent disclosure of Comprehensive Income. This guidance which will be effective for the Company beginning in the first quarter of 2012, requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company is evaluating the effects and implementation of this new presentation.

In addition, new accounting guidance was issued in 2011, which is intended to reduce the complexity and costs of performing annual goodwill testing by allowing companies the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This guidance will be effective for the Company beginning in 2012. The Company does not expect that this guidance will have a material effect on the financial position, results of operations, or cash flows of the Company.

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
Our performance in the third quarter of 2011 compared to 2010’s third quarter reflected continued sales growth of products serving industrial markets including increased sales as a result of our acquisition of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) during the second quarter of 2011, partially offset by moderation in our wind energy business as expected. Other items affecting the comparison of the third quarter 2011 results to the 2010 third quarter results included $0.9 million of costs associated with a previously announced manufacturing consolidation program and due diligence efforts for acquisitions in the third quarter of 2011 compared to $2.6 million of costs in the third quarter of 2010.
At October 1, 2011, after our cash acquisition of Hahn earlier in the year, our current ratio was 7.4 to 1 and working capital totaled $375.6 million. We believe that our current cash and cash equivalents balance of $219.1 million at October 1, 2011, our future cash flows from operations, and our borrowing capacity are adequate to fund our strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts.
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
Results of Operations
Third Quarter Results

	Third Quarter Ended
	Oct. 1,	% of	Oct. 2,	% of
Dollars in millions, except per share amounts	2011	Sales	2010	Sales

Net sales	$121.6		$118.3
Cost of sales	78.8	64.8%	79.9	67.5%

Gross profit	42.8	35.2%	38.4	32.5%
Selling, general and administrative expenses	22.5	18.5%	19.8	16.7%

Operating income	20.3	16.7%	18.6	15.7%
Interest, net	0.0		0.2

Income before income taxes	20.3	16.7%	18.8	15.9%
Provision for income taxes	5.8		5.7

Net income	$14.5	11.9%	$13.1	11.1%

Earnings per share:
Basic	$0.45		$0.39

Diluted	$0.45		$0.39

Amounts and percentages in the above table may not total due to rounding.
Sales equaled $121.6 million in the third quarter of 2011, an increase of $3.4 million or 2.8 percent compared to the third quarter of 2010. The increase was principally attributable to $8.4 million of additional sales of our velocity control products, as worldwide demand for these products was strong, including the results of Hahn which contributed $5.1 million to the velocity control products sales increase. We also achieved increased sales across the majority of our principal industrial end markets. Third quarter 2011 sales also included $0.8 million of favorable changes in foreign exchange rates. These sales increases were offset by a $9.9 million reduction in sales to wind energy customers and a small reduction in sales to liquid filtration markets.
Gross profit during the third quarter of 2011 increased $4.5 million or 11.6 percent compared to the third quarter of 2010. Gross profit comparisons were positively affected by sales mix of $2.7 million, volume increases of $2.0 million, the contribution of the Hahn acquisition, and a decrease in costs associated with the manufacturing consolidation program. These increases were partially offset by net pricing reductions of $1.5 million. Gross margin increased to 35.2 percent in the third quarter of 2011 from 32.5 percent in the third quarter of 2010.
Selling, general and administrative expenses were $22.5 million or 18.5 percent of sales during the third quarter of 2011, compared to $19.8 million or 16.7 percent of sales in the third quarter of 2010. Selling expenses increased $1.8 million primarily attributable to increased revenue, investments in personnel related to focused global sales and marketing initiatives and the effect of the Hahn acquisition. General and administrative expenses increased $0.9 million when compared to the third quarter of 2010. Modestly higher compensation costs, the adverse effect of adjusting the value of fixed assets to fair value and the inclusion of Hahn were partially offset by reduced fees for professional services.
The Company’s operating income was $20.3 million in the third quarter of 2011, compared to $18.6 million in the third quarter of 2010.
During the third quarter of 2011, interest income was $0.1 million on average investment balances of $195.4 million. Interest income in the third quarter of 2010 equaled $0.2 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.
Interest expense equaled $0.1 million in the third quarter of 2011, and represents the amortization of our credit facility costs.
The effective tax rate for the third quarter of 2011 equaled 28.7 percent compared to 30.2 percent in the third quarter of 2010. The tax rate in 2011 decreased primarily as a result of an increase in permanently reinvested foreign earnings which are taxed at lower rates than earnings in the U.S. The projected full year 2011 tax rate is expected to be approximately 30.3 percent.
Net income for the third quarter of 2011 was $14.5 million, or $0.45 per share on a diluted basis, compared to net income for the third quarter of 2010 of $13.1 million, or $0.39 per share on a diluted basis.
First Three Quarters Results

	First Three Quarters Ended
	Oct. 1,	% of	Oct. 2,	% of
Dollars in millions, except per share amounts	2011	Sales	2010	Sales

Net sales	$352.0		$359.0
Cost of sales	226.4	64.3%	232.9	64.9%

Gross profit	125.6	35.7%	126.1	35.1%
Selling, general and administrative expenses	67.4	19.1%	61.6	17.2%

Operating income	58.3	16.6%	64.5	18.0%
Interest, net	0.1		0.2

Income before income taxes	58.4	16.6%	64.7	18.0%
Provision for income taxes	17.7		20.0

Net income	$40.7	11.5%	$44.7	12.5%

Earnings per share:
Basic	$1.25		$1.33

Diluted	$1.25		$1.33

Amounts and percentages in the above table may not total due to rounding.
Sales during the first three quarters of 2011 decreased $7.0 million or 2.0 percent compared to the first three quarters of 2010. The net decrease in sales was comprised of a $38.8 million decrease in wind energy sales and smaller reductions in sales to our military and liquid filtration markets, significantly offset by increased sales to industrial markets, the contribution of Hahn, favorable currency effects of $2.6 million and positive net pricing.
Gross profit during the first three quarters of 2011 decreased $0.4 million compared to the first three quarters of 2010 as the effects of lower sales volume, and net cost increases were almost completely offset by the contribution of Hahn and favorable sales mix.
Selling, general, and administrative expenses were $67.4 million or 19.1 percent of sales during the first three quarters of 2011, compared to $61.6 million or 17.2 percent of sales in the first three quarters of 2010. The $5.8 million increase was primarily attributable to $5.5 million in increased selling expenses compared to the prior period, largely due to increased investments in personnel, advertising and travel related to focused global sales and marketing initiatives and the inclusion of Hahn. General and administrative expenses in the first three quarters of 2010 included a $3.1 million postretirement curtailment gain compared to a curtailment gain of only $0.1 million in the first three quarters of 2011. These increases were partially offset by a $1.7 million decrease in compensation expense and a $1.4 million decrease in costs associated with due diligence efforts and acquisition purchase accounting costs. In addition, the first three quarters of 2011 includes the effect of the Hahn acquisition.
Operating income was $58.3 million in the first three quarters of 2011 compared to $64.5 million in the first three quarters of 2010.
During the first three quarters of 2011, interest income was $0.4 million on average investment balances of $225.9 million. Interest income in the first three quarters of 2010 was $0.3 million on average investment balances of $255.7 million.
We did not have any debt outstanding during the first three quarters of 2011 or 2010. Interest expense of $0.3 million in 2011 and $0.1 million in 2010 represents the amortization of costs associated with our credit facility.
The effective tax rate for the first three quarters of 2011 equaled 30.4 percent compared to 30.9 percent in the first three quarters of 2010.
Net income for the first three quarters of 2011 was $40.7 million, or $1.25 per share on a diluted basis, compared to net income for the first three quarters of 2010 of $44.7 million, or $1.33 per share on a diluted basis.
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
Friction Control Products

	Third Quarter Ended			First Three Quarters Ended
			%			%
Dollars in millions	Oct. 1, 2011	Oct. 2, 2010	Change	Oct. 1, 2011	Oct. 2, 2010	Change

Sales	$69.9	$78.0	(10.4)%	$196.6	$237.5	(17.2)%
Operating Income	$11.1	$12.7	(12.6)%	$32.5	$49.6	(34.5)%
Operating Margin	15.9%	16.2%		16.5%	20.9%
Third Quarter
During the third quarter of 2011 sales from our Friction Control Products reporting segment equaled $69.9 million, a decrease of $8.1 million compared to the third quarter of 2010. The decrease was due primarily to a $6.2 million decline in sales volume and $1.7 million in pricing reductions. Sales to the wind energy market declined by $9.9 million to $19.2 million, which was partially offset by increased sales volume primarily to the machinery and heavy equipment markets.

During the third quarter of 2011, operating income for the segment decreased $1.6 million compared to the third quarter of 2010, to $11.1 million. This decrease was comprised of $1.9 million attributable to a decline in sales volume, $1.7 million attributable to pricing reductions, $0.5 million attributable to the effect of unfavorable changes in foreign exchange rates, and other cost increases of $1.4 million, partially offset by the $2.4 million positive effect of sales mix and $1.5 million in decreased costs associated with the manufacturing consolidation program.
First Three Quarters
During the first three quarters of 2011 sales from our Friction Control Products reporting segment decreased $40.9 million compared to the first three quarters of 2010, to $196.6 million. The decrease was due to a $38.8 million decline in sales to wind energy customers and a smaller decrease in sales to the military market, partially offset by increased sales to other principal end markets.
During the first three quarters of 2011 operating income for the segment decreased $17.1 million compared to the first three quarters of 2010, to $32.5 million. This decrease was primarily comprised of $14.4 million related to decreases in sales volume, $4.6 million in reduced pricing, and $1.0 million of net cost increases, partially offset by a $3.6 million favorable effect from changes in sales mix.
Velocity Control Products

	Third Quarter Ended			First Three Quarters Ended
			%			%
Dollars in millions	Oct. 1, 2011	Oct. 2, 2010	Change	Oct. 1, 2011	Oct. 2, 2010	Change

Sales	$24.4	$15.9	53.0%	$69.3	$45.3	53.1%
Operating Income	$6.1	$4.1	47.7%	$17.8	$11.4	55.5%
Operating Margin	24.8%	25.7%		25.6%	25.2%
Third Quarter
During the third quarter of 2011 sales from our Velocity Control Products reporting segment increased $8.4 million compared to the third quarter of 2010, to $24.4 million. The sales growth was due to increased volumes in our international markets and the $5.1 million contribution of Hahn.
During the third quarter of 2011 operating income for the segment increased $2.0 million compared to the third quarter of 2010, to $6.1 million. The increase was attributable to increased sales, including the contribution of Hahn. This increase was partially offset by net cost increases of $2.2 million, including Hahn and the investment in sales and marketing initiatives to add to our global sales team and advertising plan to support the growth of this business.
First Three Quarters
During the first three quarters of 2011 sales from our Velocity Control Products reporting segment increased $24.1 million compared to the first three quarters of 2010, to $69.3 million. The increase was due to increased volumes to North American and European markets, the contribution of Hahn and $2.3 million from favorable changes in foreign exchange rates.
During the first three quarters of 2011 operating income for the segment increased $6.3 million compared to the first three quarters of 2010, to $17.8 million. The increase was attributable to increased sales volumes including the contribution of Hahn, and $0.3 million from favorable changes in foreign exchange rates, partially offset by $5.9 million in net cost increases, including Hahn and investments in sales and marketing costs to add sales personnel and increased advertising.

Other Industrial Products

	Third Quarter Ended			First Three Quarters Ended
			%			%
Dollars in millions	Oct. 1, 2011	Oct. 2, 2010	Change	Oct. 1, 2011	Oct. 2, 2010	Change

Sales	$27.4	$24.3	12.4%	$86.1	$76.3	12.9%
Operating Income	$2.9	$1.4	110.2%	$9.9	$5.5	78.9%
Operating Margin	10.7%	5.7%		11.5%	7.2%
Third Quarter
Third quarter 2011 sales of our remaining operating segments, which are combined and shown above as Other Industrial Products, equaled $27.4 million, compared to $24.3 million in the third quarter of 2010. The improvement was due to higher demand for sealing products of $1.6 million, a $1.2 million increase in sales of metal alloy products, primarily related to commodity pricing, and higher demand for machine tool and die components of $0.7 million, which were partially offset by decreased sales of $0.5 million of filtration products.
Operating income of Other Industrial Products equaled $2.9 million during the third quarter of 2011, compared to $1.4 million in the third quarter of 2010. The increase was due to a $0.6 million favorable impact in sales mix, $1.6 million favorable impact of volume increases and a smaller favorable impact from price increases, partially offset by net cost increases.
First Three Quarters
During the first three quarters of 2011 sales from our Other Industrial Products increased $9.8 million compared to the first three quarters of 2010, to $86.1 million. The increase was due to higher demand for sealing products of $6.3 million, a $4.8 million increase in sales of metal alloy products, primarily related to commodity pricing, and higher demand for machine tool and die components of $2.8 million, which were partially offset by decreased sales of $4.1 million of filtration products.
Operating income for the first three quarters of 2011 for Other Industrial Products increased $4.4 million compared to the first three quarters of 2010, to $9.9 million. The increase was primarily due to a $3.9 million favorable impact of volume increases and a $1.2 million favorable impact from changes in sales mix.
Liquidity and Capital Resources
At October 1, 2011, after the cash acquisition of Hahn earlier in the year, the Company’s current ratio was 7.4 to 1 and working capital totaled $375.6 million, including $219.1 million of cash and cash equivalents. At December 31, 2010, the current ratio was 8.8 to 1 and working capital totaled $414.3 million, including cash and cash equivalents of $286.6 million.
Net cash from operating activities during the first three quarters of 2011 equaled $35.3 million, compared to first three quarters 2010 net cash from operating activities of $66.4 million due largely to changes in working capital items and other assets and liabilities. The increase in working capital items in the first three quarters of 2011 exceeded the increase in the first three quarters of 2010 by $15.9 million, principally due to increased inventory. Cash from the change in other assets and liabilities decreased by $13.1 million compared to the first three quarters of 2010 resulting from lower cash generated from reductions in prepaid assets and accruals for compensation and professional services.
Net inventories at October 1, 2011 were $107.1 million, an increase of $18.8 million compared to the $88.3 million of inventory at December 31, 2010. Third quarter 2011 inventory turns equaled 2.9 turns compared to the third quarter 2010 inventory turns of 3.6 turns. The Company selectively increased inventory during the third quarter 2011 to support sales initiatives.
Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory at October 1, 2011 is fully realizable.
At October 1, 2011, we had approximately $8.3 million of working capital invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of our supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the third quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that calls for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. As we continue to remain confident in the quality of our supplied product and the customer’s financial ability to pay, we continue to believe that the receivables and inventory are fully realizable and the customer’s claims are without merit and payment by us of the damages claimed is remote.
During the third quarter of 2011 we paid cash dividends of $6.1 million compared to $6.0 million in the third quarter of 2010, reflecting an increased dividend rate of $0.19 per common share paid in the third quarter of 2011 compared to $0.18 per common share paid in the third quarter of 2010. Dividends for the first three quarters of 2011 totaled $18.7 million compared to $18.1 million for the first three quarters of 2010. Share repurchases in the third quarter of 2011 totaled 205,000 shares for $6.6 million. There were no share repurchases in the third quarter of 2010. Share repurchases during the first three quarters of 2011 totaled 947,091 shares for $34.7 million. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our growth objectives, including strategic acquisitions.
We have a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the credit agreement at October 1, 2011. Taking into account $4.5 million of letters of credit issued under the credit agreement, we had available credit under the credit agreement of $245.5 million at October 1, 2011.
Outlook
Our performance during the first three quarters of 2011, while impacted by an anticipated moderation in our wind energy and military businesses, reflects the benefits of market leadership in sound industrial end markets together with the impact of aggressive management of costs and spending. Our manufacturing consolidation program is an example of our ongoing efforts to improve efficiencies in our cost structure.
Sales increased in the third quarter of 2011 compared to the 2010 third quarter as strength in our industrial businesses, including the contribution of Hahn, more than offset the more challenged renewable energy business. Improvement for the remainder of 2011 and into 2012 will continue to be dependent on the renewed strengthening of general economic and industrial conditions.
We continue to see strength in most of our industrial end markets, notably industrial machinery and heavy equipment. In addition, we are extremely pleased with the performance of Hahn, which was acquired in April 2011, and expect considerable further opportunity as it is fully integrated into our Velocity Control Products segment.
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

We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from third party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in that report.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each fiscal month in the third quarter of 2011:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	Of Shares	Paid	Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)

July 3 to July 30	0	0	0	1,545,338
July 31 to August 27	120,000	$31.89	120,000	1,425,338
August 28 to October 1	85,000	$32.27	85,000	1,340,338

Total	205,000	$32.05	205,000	1,340,338

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.
ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION
October 28, 2011	/s/ Peter C. DeChants
Peter C. DeChants
Senior Vice President, Chief Financial Officer

October 28, 2011	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer