Form 10-K
period 2011-12-31
KAYDON CORP
filed 2012-02-27
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on July 2, 2011 (based on the July 1, 2011 closing price of the registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $1,198,000,000. For purposes of this calculation only, all executive officers and directors of the registrant are assumed to be affiliates.

Number of shares outstanding of the registrant’s Common Stock at February 20, 2012:

31,952,336 Shares of Common Stock, par value $0.10 per share.

Portions of the registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1. BUSINESS

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom engineered, performance-critical products supplying a broad and diverse customer base. At the time of its 1983 incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, we have pursued a diversified growth strategy in the manufacturing sector. Our principal products now include bearings and components, filters and filter housings, custom rings, shaft seals, linear deceleration products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of alternative energy, specialized robotics, medical, material handling, machine tool positioning, aerospace, defense, security, electronic and other industrial applications. We perform as an extension of our customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service. We have grown both organically through strategic investments in our business and through acquisitions. In April 2011 we purchased all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn is in our Velocity Control Products segment.

In support of our wind energy growth initiative, from 2006 through 2009 we invested more than $80 million in our capacity expansion program. This expansion provides us with a significantly increased capability to supply large diameter turntable bearings principally to wind turbine manufacturers and allows us to maintain our leadership position in this market. Annual sales to wind energy customers, which are recorded in the Friction Control Products segment, were $54.3 million, $95.9 million, $103.0 million and $80.5 million, in 2011, 2010, 2009 and 2008, respectively, compared to $32.9 million in 2007.

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

Industry Segments

We operate through operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company’s chief operating decision maker to determine resource allocation and assess performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers. We aggregate these operating segments for reporting purposes. Information for those operating segments that do not meet the aggregation criteria to form a reporting segment is combined and disclosed as “Other Industrial Products.”

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

KAYDON  CORPORATION  FORM  10K    1

Net sales related to our two reportable segments and other operating segments during 2011, 2010 and 2009 are set forth in the following table:

	2011	2010	2009

Friction Control Products	$255,025,000	$299,009,000	$296,420,000
Velocity Control Products	89,766,000	60,208,000	46,358,000
Other Industrial Products	115,329,000	104,771,000	98,367,000

Total consolidated net sales	$460,120,000	$463,988,000	$441,145,000

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

We sell our products in each segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between our factory engineering staffs and our customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. In 2011, 2010 and 2009, several of our operating units had sales to various business units of the General Electric Company and its affiliates (“GE”) totaling, in aggregate, approximately 9.9 percent,16.6 percent, and 19.2 percent of total sales, respectively. No other customer accounted for 10 percent or more of our total sales in 2011, 2010 or 2009. While the loss of any substantial customer, including GE, could have a material short-term impact on our business, we believe that our diverse client base and diverse product offerings should reduce the long-term impact of any such loss.

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

Variability in backlog is affected by the timing of orders received, particularly when larger customers pull forward or push out major orders. Backlog by reporting segment is presented below:

	December 31,	December 31,
	2011	2010

Friction Control Products	$128,927,000	$150,954,000
Velocity Control Products	13,173,000	10,071,000
Other Industrial Products	39,534,000	39,848,000

Total	$181,634,000	$200,873,000

Patents and Trademarks

We hold various patents, patent applications, licenses, trademarks and trade names. We consider patents, patent applications, licenses, trademarks and trade names to be valuable, but do not believe that

2    KAYDON  CORPORATION  FORM  10K

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

Employees

We employ approximately 2,295 people. We generally have satisfactory relationships with our employees.

International Operations

Certain friction control products are manufactured in Mexico and the United Kingdom, and certain velocity control products are manufactured, assembled and distributed through facilities in Germany. In addition, within all segments, we distribute an array of products principally throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

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

Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and earnings. In addition, our military sales are dependent on government funding. While business conditions in 2011 improved in most of our industrial end markets compared to 2010, sales to our wind energy and military end markets have moderated since achieving strong performances in prior years even during the recent recession. The timing and sustainability of worldwide economic growth in 2012 is uncertain and if economic conditions do not remain at current levels or if conditions deteriorate our results of operations could be adversely affected.

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

KAYDON  CORPORATION  FORM  10K    3

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

Typically, sales of our products from our foreign subsidiaries and from our domestic businesses selling to foreign locations account for approximately 40 percent of net sales. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs.

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

As a provider of critical performance products in a variety of industries including alternative energy, aerospace, defense, specialized robotics, medical, material handling, machine tool positioning and other industrial applications, we face a risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury and/or property damage.

4    KAYDON  CORPORATION  FORM  10K

In the past, costs related to legal proceedings and settlements have had a material effect on our business, financial condition, results of operations and liquidity. The ultimate cost of current known or future unknown litigation and claims could exceed management’s current expectations and it is possible that such costs could have a material adverse effect on the Company. In addition, litigation is time consuming and could divert management attention and resources away from our business.

Our capacity expansion to supply custom bearings to a select group of global customers in the wind energy market may adversely affect our operating results and financial condition.

We have invested more than $80 million to expand our capacity to supply bearings to the wind energy market. This investment consists primarily of three production lines and other supplemental machinery and equipment capable of producing turntable bearings in diameters of 5 feet to 12 feet in our facilities in Monterrey, Mexico, and to a lesser extent, supplemental machinery and equipment in our facility in Sumter, South Carolina, as well as related expenses in both locations. While this equipment is also capable of producing large diameter turntable bearings for other of our markets, we face a risk of exposure to sales and earnings volatility if the wind industry is affected by conditions in the capital markets, attracts new competition, loses certain governmental incentives, or matures more rapidly than currently anticipated, and we are unsuccessful in reallocating a portion of any resulting excess capacity to other markets. If the wind industry is adversely affected by these factors and we are not able to reallocate capacity, we could experience an impairment of our wind energy capacity investment.

The condition of the financial markets and the general economic environment may impact the timing and extent that wind energy market customers proceed with planned projects, and, if financial market conditions are not conducive to financing our customers’ projects or economic conditions including government incentives do not support further growth, our operating results and financial condition may be adversely affected.

We have invested in increased capacity to supply custom bearings to the wind energy market. In addition to the significant capital assets acquired, we currently have substantial accounts receivable and inventory balances related to certain wind energy customers. The wind energy market has been impacted by issues associated with credit and financing availability and end user confidence in proceeding with previously planned projects. If financial market conditions are not conducive to financing our customers’ projects, or economic conditions including government incentives do not support further growth, customers may react in a manner that could adversely affect our operating results and financial condition. A bankruptcy filing by a significant wind energy customer may result in uncollectible accounts receivable and unusable inventory, as well as reduced utilization of our large diameter bearing manufacturing facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location
Friction Control Products	Avon, OH; Dexter, MI; Muskegon, MI; Sumter, SC (3 sites); King’s Lynn, United Kingdom; Monterrey, Mexico (2 sites)
Velocity Control Products	Farmington Hills, MI; Langenfeld, Germany; Aichwald, Germany
Other Industrial Products	Baltimore, MD; Crawfordsville, IN; Danville, IL;
Doraville, GA; LaGrange, GA; Sayreville, NJ

We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. Except for a leased facility in Monterrey, Mexico (1 site) substantially all of the properties are owned by us. None of our properties are subject to significant encumbrances. Our manufacturing facilities currently have sufficient capacity to meet customer demand. Our leased executive offices are located in Ann Arbor, MI.

ITEM 3. LEGAL PROCEEDINGS

Various claims, arising in the normal course of business are pending against us. Our estimated legal costs expected to be incurred in connection with

KAYDON  CORPORATION  FORM  10K    5

claims, lawsuits and environmental matters are accrued in the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Information regarding legal proceedings involving us is set forth in the Legal Costs and

Contingencies section of Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following are the executive officers of Kaydon Corporation as of December 31, 2011.

Name and Age of Executive Officer	Data Pertaining to Executive Officers

James O’Leary (49)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.
Anthony T. Behrman (48)	Vice President – Human Resources. Mr. Behrman joined Kaydon in December 2007. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE and General Dynamics.
Debra K. Crane (56)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.
Peter C. DeChants (59)	Senior Vice President, Chief Financial Officer since January 2009. From May 2007 to January 2009 Mr. DeChants held the position of Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was previously Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002. Prior to joining Kaydon, he was the Vice President of Corporate Development and Strategic Planning of Metaldyne Corporation and its predecessor MascoTech, Inc., and Vice President and Treasurer of TriMas Corporation.
Laura M. Kowalchik (42)	Vice President, Controller and Chief Accounting Officer. Ms. Kowalchik joined Kaydon in October 2010. Prior to joining Kaydon, she was Vice President and Corporate Controller of Dura Automotive Systems, LLC from 2008 to 2010. From 2006 to 2008 she held senior financial positions at Microheat, Inc. Ms. Kowalchik also held various positions with Metaldyne Corporation from 1998 to 2006.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

6    KAYDON  CORPORATION  FORM  10K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “KDN”. As of December 31, 2011, there were 557 holders of record of our common stock.

The following table sets forth the high and low closing sales prices of our common stock and the cash dividends declared per share for the fiscal periods indicated.

	2011 by Quarter			2010 by Quarter
	Market Price High	Market Price Low	Dividends Declared	Market Price High	Market Price Low	Dividends Declared

Fourth	$33.02	$26.91	$0.20	$40.72	$33.60	$0.19
Third	38.54	28.33	0.20	37.99	32.03	0.19
Second	39.67	33.81	0.19	44.86	32.65	0.18
First	41.08	36.97	0.19	38.64	31.33	0.18

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon our earnings, capital requirements, financial condition and other factors.

The following table provides information with respect to purchases made by the Company of shares of its common stock during each fiscal month in the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 2 to October 29	—	—	—	1,340,338

October 30 to November 26	50,000	$29.72	50,000	1,290,338

November 27 to December 31	85,000	$29.16	85,000	1,205,338

Total	135,000	$29.37	135,000	1,205,338

(1)	In May 2005, the Company’s Board of Directors authorized management to repurchase up to 5,000,000 shares of its common stock in the open market.

KAYDON  CORPORATION  FORM  10K    7

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans at December 31, 2011, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by shareholders	619,000	(1)	$38.83	2,347,242	(3)
Equity compensation plans not approved by shareholders(2)	9,282		N/A	N/A

Total	628,282			2,347,242

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding at December 31, 2011.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan adopted by the Board of Directors effective January 1, 2001. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

8    KAYDON  CORPORATION  FORM  10K

Stock Performance Graph

The following graph compares the cumulative, five-year shareholder returns on our common stock to the Standard & Poor’s 500 (“S&P 500”) Stock Composite Index for the broad equity index and the Value Line Diversified Manufacturing Index as an industry standard for the five-year period commencing January 1, 2007 and ending December 31, 2011, assuming an investment of $100.00 at the close of trading on December 31, 2006 in our common stock, the S&P 500 Stock Composite Index and the Value Line Diversified Manufacturing Index (published by Value Line, Inc). The cumulative total return assumes reinvestment of dividends.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	2006	2007	2008	2009	2010	2011
Kaydon Corporation	$100.00	$138.80	$88.76	$94.40	$109.68	$84.10
Standard & Poor’s 500	$100.00	$105.49	$66.46	$84.04	$96.70	$98.74
Diversified Manufacturing Index	$100.00	$115.17	$68.76	$88.96	$113.15	$121.69

KAYDON  CORPORATION  FORM  10K    9

ITEM 6. SELECTED FINANCIAL DATA

	2011		2010		2009		2008	2007
	(In thousands, except per share data)
Income Statement
Net Sales	$460,120		$463,988		$441,145		$522,374	$451,382
Gross Profit	161,077		164,625		143,865		192,180	184,300
Net Income	$49,332	(1)	$56,045	(2)	$45,956	(3)	$65,063	$72,808	(4)
Balance Sheet
Total Assets	$791,697		$801,332		$787,944		$789,782	$786,565
Cash and Cash Equivalents, and Short-term Investments	225,214		286,648		262,403		232,998	286,993
Total Debt	—		—		—		—	196,860
Cash Flow Data
Net Cash From Operating Activities	$54,886		$93,864		$66,181		$57,900	$74,259
Capital Expenditures	14,918		15,397		11,986		60,704	54,244
Depreciation and Amortization of Intangible Assets	23,295		24,510		24,119		21,645	15,002
Per Share Data
Earnings per Share – Diluted	$1.52	(1)	$1.67	(2)	$1.37	(3)	$2.06	$2.39	(4)
Dividends Declared per Share	0.78		0.74		0.70		0.64	0.54

(1)	2011 results include the after tax effect, $4.5 million or $0.14 per share, of the pre-tax $6.2 million of expenses related to a customer arbitration, the after tax effect, $0.2 million or $0.01 per share, of the pre-tax $0.3 million gains related to the curtailment of certain postretirement benefits, the after tax effect, $0.9 million or $0.03 per share, of the pre-tax $1.2 million of expenses for due diligence costs and the after tax effect, $1.6 million or $0.05 per share, of the pre-tax $2.4 million in expenses related to our manufacturing consolidation program.

(2)	2010 results include the after tax effect, $1.6 million or $0.05 per share, of the pre-tax $2.3 million of expenses related to a customer arbitration, the after tax effect, $2.3 million or $0.07 per share, of the pre-tax $3.5 million gains related to the curtailment of certain postretirement benefits, the after tax effect, $2.7 million or $0.08 per share, of the pre-tax $4.0 million of expenses for unconsummated corporate development efforts and the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.7 million in expenses related to our manufacturing consolidation program.

(3)	2009 results include the after tax effect, $4.9 million or $0.15 per share, of the pre-tax $7.6 million gains related to the curtailment of certain postretirement benefits.

(4)	2007 results include the after tax effect, $3.1 million or $0.09 per share, of the pre-tax $5.0 million gain on the sale of a component of the Friction Control Products reporting segment.

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

In early 2011 global economic conditions were strengthening which combined with our efforts to broaden our sales efforts both internationally and in North America benefited our industrial end markets. In the third and fourth quarters of 2011 both sales and orders were impacted by softening business conditions notably in Europe which adversely affected our industrial businesses. For the full year sales to our industrial end markets increased 16 percent. This contributed to the sales volume and operating income increases achieved in certain of our business segments. Conditions in our wind energy and military markets moderated as expected from the strong performances achieved in 2010 and 2009 when we benefited from strong wind energy demand and from our leading position on several major military vehicle programs which wound down in 2011. For the full year wind energy shipments were $54.3 million compared to $95.9 million and $103.0 million in 2010 and 2009, respectively. We expect wind energy sales to increase in 2012 in advance of the potential expiration of the United States’ Production Tax Credit (“PTC”). We have also opportunistically made available a portion of wind energy manufacturing capacity for the production of bearings for our other markets. Such reallocation does not require significant equipment modification. We have taken preliminary action to both rationalize headcount and better align customer inventories in advance of potential further action in 2012 should the PTC not be extended and global renewable energy conditions remain challenged. We anticipate military demand to be affected by the uncertainty of government funding in 2012. Our performance during 2012 remains dependent on the continued strengthening of general economic and industrial conditions and the anticipated improvement in wind energy demand, both of which should offset continued expected moderation in our military business.

In April 2011, we completed the acquisition of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn, located in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn is an integral part of our Velocity Control Products segment.

During 2011 our net sales totaled $460.1 million, as we were able to take advantage of the effects of the improved economic conditions in many of our industrial markets and the benefits from the Hahn acquisition which helped to offset most of the moderation in wind energy and military sales. We generated net income of $49.3 million and cash flow from operating activities of $54.9 million during 2011. During 2011 cash and cash equivalents decreased $61.4 million as we invested $39.6 million to acquire Hahn, $14.9 million in capital expenditures, $38.7 million for stock repurchases and $25.1 million in our common stock dividend, which more than offset cash generated from operating activities. The total order book for 2011 equaled $437.0 million, compared to $446.3 million in 2010 with the change reflecting a reduction in wind energy and military orders which were only partially offset by increased industrial orders including the orders contributed by Hahn. Our 2011 year-end backlog totaled $181.6 million. Our investable balances provided significant interest income in early 2008 before financial markets deteriorated. We responded to these adverse financial market conditions with an investment strategy focused on preserving cash balances. Market interest rates on these investments are now near zero percent. As a result, our returns on our investable balances were relatively insignificant in 2011, 2010 and 2009.

On February 22, 2012, Kaydon’s Board of Directors declared a special cash dividend of $10.50 per share payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. We have sufficient available cash balances and committed bank credit availability under our existing $250 million revolving credit to fund the anticipated dividend amount of $337 million. After payment of the special dividend and recapitalization we would have available cash and committed credit of approximately $140 million. However, we anticipate entering into a new revolving credit and term loan facility to fund the special dividend

KAYDON  CORPORATION  FORM  10K    11

and provide additional committed credit availability to support our objectives, including future acquisitions. We anticipate that following the dividend, our available cash, available borrowing and future cash flow from operations will be adequate to fund our operations and planned capital requirements.

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

Selected Data For The Years 2011, 2010 and 2009

	For the Years Ended December 31,
	2011	% of sales	2010	% of sales	2009	% of sales
	(Dollars in thousands, except per share amounts)
Results from operations:
Net sales	$460,120		$463,988		$441,145
Cost of sales	299,043		299,363		297,280
Gross profit	161,077	35.0%	164,625	35.5%	143,865	32.6%
Selling, general and administrative expenses	90,841	19.7%	83,006	17.9%	72,527	16.4%
Operating income	70,236	15.3%	81,619	17.6%	71,338	16.2%
Interest expense	388		231		247
Interest income	491		486		537
Provision for income taxes	21,007		25,829		25,672
Net income	$49,332		$56,045		$45,956
Earnings per share – diluted	$1.52		$1.67		$1.37

Analysis of 2011 Operations Compared to 2010

Operations

Net Sales

Net sales for 2011 equaled $460.1 million, a decrease of $3.9 million or 0.8 percent, compared to net sales in 2010 of $464.0 million. The decrease in sales compared to 2010 was attributable primarily to decreased volume of $7.9 million principally of our wind energy and military products only partially offset by increases in sales volumes of velocity control products including Hahn, sealing products, and to customers across our heavy equipment and machinery end markets. These volume decreases were only partially offset by the $2.6 million favorable effect of changes in foreign exchange rates and the net favorable effect of increased pricing in our metal alloy business, which was principally offset by unfavorable pricing of our wind energy products. The increase resulting from foreign exchange rate changes was principally attributable to a weaker U.S. dollar relative to the Euro and British pound on a year-over-year basis.

Gross Margin

Gross margin in 2011 was 35.0 percent, a decrease of 0.5 points from the 35.5 percent gross margin in 2010. The combined effect of sales volume and product mix changes increased gross margin by 2.7 points as we achieved growth in sales of higher margin products relative to lower margin products. Gross margin increased by 0.3 points due to decreased expenses incurred for our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements). More than offsetting these increases were the 1.1 point adverse effect of pricing, the 0.9 point adverse effect of an inventory reserve recorded related to a customer arbitration (see Note 1 to the Consolidated Financial Statements), a 0.2 point reduction from the effects of foreign exchange rate changes, and a 1.3 point reduction from the effect of other net cost increases. The effect on gross margin of wind energy price reductions was greater than the positive gross margin effect of the increased pricing in our metal alloy business.

12    KAYDON  CORPORATION  FORM  10K

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.8 million, or 19.7 percent of sales, in 2011, compared to $83.0 million, or 17.9 percent of sales, in 2010. The $7.8 million increase was primarily attributable to $7.2 million in increased selling expenses compared to the prior period, largely due to increased investments in personnel, advertising and travel related to focused global sales and marketing initiatives and the inclusion of Hahn. General and administrative expenses in 2010 included $3.5 million of postretirement benefit curtailment gains compared to $0.3 million of such gains in 2011. The effect of the decreased curtailment gains were partially offset by a $1.1 million decrease in compensation expense, principally incentive based, and a $2.2 million decrease in costs associated with due diligence efforts and acquisition purchase accounting costs. In addition, general and administrative expenses also increased due to the inclusion of Hahn.

Operating Income

Our operating income was $70.2 million, or 15.3 percent of sales, in 2011, compared to $81.6 million, or 17.6 percent of sales, in 2010, due to the decreased gross profit and increased selling, general and administrative expenses.

Interest Income

During 2011, interest income totaled $0.5 million on average investment balances of $217.9 million. This compares to $0.5 million of interest income in 2010 on average investment balances of $260.1 million. Interest rates on our investments, principally in low yielding money market funds, are currently negligible, but our investment balances continue to provide significant liquidity during this period of historically low interest rates.

Interest Expense

During 2011, interest expense totaled $0.4 million and represented the amortization of costs associated with our current credit facility. During 2010, interest expense totaled $0.2 million and represented amortization of costs associated with our current and prior credit facilities.

Provision for Income Taxes

The effective tax rate for 2011 was 29.9 percent compared to 31.5 percent in 2010 with the reduction largely attributable to an increase in foreign earnings taxed at a lower rate than the U.S. federal statutory rate, a reduction in state income taxes, and U.S. tax credits for research and development.

Net Income

Net income for 2011 was $49.3 million or $1.52 per share on a diluted basis, which included the after tax expenses of $4.5 million, or $0.14 per share, for customer arbitration costs and a related inventory reserve, $1.6 million, or $0.05 per share, for costs related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements), and $0.9 million or $0.03 per share for due diligence costs, all based on approximately 32.1 million common shares outstanding. Net income for 2010 was $56.0 million or $1.67 per share on a diluted basis, which included the after tax expenses of $2.7 million, or $0.08 per share, for unconsummated corporate development efforts and $2.5 million, or $0.08 per share, for costs related to our manufacturing consolidation program and the after tax gain of $2.3 million, or $0.07 per share, associated with the curtailment of certain postretirement benefits, based on approximately 33.1 million common shares outstanding.

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

KAYDON  CORPORATION  FORM  10K    13

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

Interest Income

During 2010, interest income totaled $0.5 million on average investment balances of

$260.1 million. This compares to $0.5 million of interest income in 2009 on average investment balances of $225.9 million. Interest rates on our investments, principally in low yielding money market funds, were negligible, but our investment balances continued to provide significant liquidity during a period of historically low interest rates.

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

Results by Business Segment

We classify our businesses into two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining

14    KAYDON  CORPORATION  FORM  10K

operating segments that do not meet the criteria for aggregation with other operating segments to create an additional reporting segment, are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization, corporate administrative expenses and other amounts. Items not allocated to segment operating income in 2011 included costs associated with due diligence costs of $1.2 million and postretirement benefit curtailment gains of

$0.3 million. Items not allocated to segment operating income in 2010 included costs associated with unconsummated corporate development efforts of $4.0 million and postretirement benefit curtailment gains of $3.5 million. In 2009, unallocated items also included postretirement benefit curtailment gains of $7.6 million and costs associated with unconsummated corporate development efforts of $0.2 million. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Friction Control Products

	For the Years Ended December 31,
	2011	2010	2009	% Change 2011 to 2010	% Change 2010 to 2009
	Dollars in millions
Sales	$255.0	$299.0	$296.4	(14.7)%	0.9%
Operating Income	$37.4	$61.3	$50.3	(39.0)%	21.9%
Operating Margin	14.7%	20.5%	17.0%

2011 Compared to 2010

Sales in our Friction Control Products reporting segment were $255.0 million during 2011 compared to $299.0 million during 2010, a decrease of $44.0 million or 14.7 percent. The sales decrease was attributable to a $41.6 million decline in sales of wind energy products and a $14.2 million decrease in sales to the military market principally associated with the wind down of military vehicle programs. The decline in wind energy was due to decreased volume of $35.9 million and decreased pricing of $5.7 million. Sales increased to the heavy equipment and machinery markets and to the industrial markets served by our split-roller bearings and specialty ball businesses.

Operating income from the Friction Control Products reporting segment during 2011 totaled $37.4 million compared to $61.3 million in 2010. The $23.9 million decrease in operating income was due principally to $15.4 million from decreased sales volume, $5.4 million in decreased pricing, $3.9 million in higher costs associated with a customer arbitration matter, $0.9 million from the unfavorable effects of changes in foreign exchange rates and other net cost increases of $3.9 million. These decreases were only partially offset by improved product mix of $5.6 million as sales of relatively higher margin products grew faster than those of lower margin products.

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

Operating income from the Friction Control Products reporting segment during 2010 totaled $61.3 million compared to $50.3 million in 2009. The $11.0 million increase in operating income was due to $12.4 million from increased sales volume,

KAYDON  CORPORATION  FORM  10K    15

$9.8 million in net cost reductions and $0.3 million in reduced other severance and other costs compared to the prior period, partially offset by $3.3 million in decreased pricing, $3.7 million in costs related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements), $2.5 million in adverse product mix as sales of relatively lower margin products grew faster than those of higher margin products and $2.0 million from the unfavorable effects of changes in foreign exchange rates.

Velocity Control Products

	For the Years Ended December 31,
	2011	2010	2009	% Change 2011 to 2010	% Change 2010 to 2009
	Dollars in millions
Sales	$89.8	$60.2	$46.4	49.1%	29.9%
Operating Income	$21.2	$14.3	$6.5	48.6%	119.9%
Operating Margin	23.6%	23.7%	14.0%

2011 Compared to 2010

During 2011, sales in our Velocity Control Products reporting segment were $89.8 million compared to $60.2 million in 2010. The increase of $29.6 million or 49.1 percent was due to $27.4 million in increased volumes to North American and European markets including $15.6 million of sales from Hahn which was acquired in April 2011, and the positive effect of changes in foreign exchange rates of $2.2 million.

The Velocity Control Products reporting segment contributed $21.2 million to our operating income during 2011 compared to $14.3 million during 2010. The increase was attributable to a $13.8 million impact of increased sales, $0.4 million due to improved product mix, and the positive effect of changes in foreign exchange rates of $0.3 million, which was partially offset by all other net cost increases of $7.5 million which includes selling, general and administrative expenses of Hahn and other cost increases principally related to sales growth initiatives.

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

Other Industrial Products

	For the Years Ended December 31,
	2011	2010	2009	% Change 2011 to 2010	% Change 2010 to 2009
	Dollars in millions
Sales	$115.3	$104.8	$98.4	10.1%	6.5%
Operating Income	$13.7	$9.0	$8.5	51.8%	5.8%
Operating Margin	11.9%	8.6%	8.7%

16    KAYDON  CORPORATION  FORM  10K

2011 Compared to 2010

Sales of our other industrial products were $115.3 million during 2011 compared to $104.8 million in 2010. The $10.6 million sales increase was principally due to increased sales of our sealing, metal alloy, air filtration, metal-forming and machine tool products businesses, which more than offset the decreased sales of our liquid filtration business. Our metal alloy business sales increase was due to the effect of higher raw material pricing on certain metals that was passed on to our customers.

Our other industrial products contributed $13.7 million to our operating income during 2011 compared to $9.0 million during 2010. This increase in operating income was attributable to $3.4 million from increased sales volumes, the $1.9 million positive effect of changes in product mix and $1.0 million from increased pricing, partially offset by $1.6 million of other net cost increases.

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

Liquidity and Capital Resources

At December 31, 2011, our current ratio was 8.7 to 1 and working capital totaled $381.1 million,

including cash and cash equivalents of $225.2 million. At December 31, 2010, our current ratio was 8.8 to 1 and working capital totaled $414.3 million, including cash and cash equivalents of $286.6 million.

We have historically generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, implement cost reductions and manage working capital requirements. Net cash from operating activities equaled $54.9 million in 2011, $93.9 million in 2010 and $66.2 million in 2009. Net cash from operating activities in 2011 decreased compared to 2010 primarily due to decreased net income, increased inventories, and a decrease in accrued liabilities in 2011 compared to an increase in 2010. Net cash from operating activities in 2010 increased compared to 2009 primarily due to increased net income, decreased contributions to our qualified pension plans and increased accrued liabilities at the end of 2010.

Net inventories at December 31, 2011 were $110.2 million, an increase of $22.0 million associated with both anticipated future sales and certain product deliveries expected to be completed in 2011, but which have been rescheduled by the customer to meet their revised requirements. The increase in inventory was net of an inventory reserve recorded of $4.1 million associated with inventory no longer expected to be sold in the ordinary course of business and which is subject to a gain contingency related to a pending arbitration with a customer. Net inventories at December 31, 2010 were $88.3 million, a decrease of $0.5 million from the $88.8 million of inventory at December 31, 2009. The 2010 decrease was principally attributable to a reduction in inventory within our Friction Control Products segment, which more than offset increases in the Velocity Control Products segment and Other Industrial Products businesses to support higher sales levels.

Based on both our long-term confidence in the wind energy market and our ongoing strategic relationships with wind energy customers, we have made significant investments in support of this initiative. We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are

KAYDON  CORPORATION  FORM  10K    17

fully collectible. Additionally, we believe that our inventory as of December 31, 2011 is fully realizable.

However, at December 31, 2011 and 2010, we had approximately $8.3 million of working capital, or $3.8 million after reserves at December 31, 2011, invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the supplied bearings. We are confident that our bearings were made to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that called for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. We did not reach agreement to resolve the parties’ claims prior to the hearing phase of the arbitration process, which was conducted in November 2011. Following certain post-hearing arbitration procedures, a final non-appealable ruling from the arbitrators is expected in 2012. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, we reserved for the value of the inventory in the fourth quarter of 2011 by $4.1 million to its scrap value. We continue to remain confident in the merits of our claim against the customer, and the potential for recovery through the arbitration process of all or a portion of the inventory remains. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, we believe that it is reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. Due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss may be made. This matter is within the Friction Control Products segment.

Capital expenditures to expand productive capacity, improve quality and reduce costs equaled $14.9 million in 2011, $15.4 million in 2010, and $12.0 million in 2009. The decrease in capital expenditures in 2011 compared to 2010 reflects the completion of our manufacturing consolidation program. The increase in capital expenditures in 2010 compared to 2009 reflected spending related to our manufacturing consolidation program (see Note 12 to the Consolidated Financial Statements). During 2012 we expect to invest approximately $25 to $30 million in aggregate capital expenditures for all segments.

The Company paid common stock dividends totaling $25.1 million, $24.5 million and $23.2 million in 2011, 2010 and 2009, respectively. The dividends paid through the third quarter of 2009 were at a quarterly rate of $0.17 per share. The dividends paid in the fourth quarter of 2009 and the first three quarters of 2010 were at a quarterly rate of $0.18 per share. The dividends paid in the fourth quarter of 2010 and in the first three quarters of 2011 were at a quarterly rate of $0.19 per share. The dividend declared in July 2011, paid early in the fourth quarter of 2011, was at a quarterly rate of $0.20 per share.

We repurchased 1,082,091 shares of our common stock in 2011 for $38.7 million, 741,754 shares of our common stock in 2010 for $27.0 million, and 314,047 shares of our common stock in 2009 for $8.9 million. In 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5,000,000 shares. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 3,794,662 shares have been repurchased as of December 31, 2011. We may make opportunistic stock repurchases over time, the amount of which will depend on the market for our common stock and our financial condition and liquidity.

Our payments to various taxing authorities were $15.6 million, $19.2 million and $16.7 million during

18    KAYDON  CORPORATION  FORM  10K

2011, 2010 and 2009. Tax payments are expected to be approximately $25 million during 2012. As part of governmental efforts to react to climate change and stimulate economic growth, The American Reinvestment and Recovery Act of 2009 authorized the Department of Treasury to award tax credits for qualified investments in advanced energy projects, to support new, expand, or re-equip domestic manufacturing facilities. In 2010, we were awarded $1.8 million in tax credits for our qualifying advanced energy investment which are being recognized using the flow-through method. We intend to permanently reinvest the earnings of certain international operations which can restrict our ability to use cash from our international operations for domestic needs. We believe that we have sufficient sources of domestic liquidity in both our existing domestic cash balances and borrowing capacity to meet our needs.

We had no debt outstanding at any time during 2011 and 2010 and accordingly paid no cash interest.

In 2010, we entered into a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions, and matures on September 21, 2015 (see Note 4 to the Consolidated Financial Statements).

Fees related to our credit agreement of approximately $1.9 million are being amortized as a component of interest expense over a five-year period. Credit agreement fees included in other assets in the Consolidated Balance Sheet at December 31, 2011, equaled $1.5 million.

On February 22, 2012, Kaydon’s Board of Directors declared a special cash dividend of $10.50 per share to be payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. We have sufficient cash balances and committed bank credit availability under our existing $250 million revolving credit to fund the anticipated dividend amount of $337 million. However, we anticipate entering into a new revolving credit and term loan facility to fund the special dividend and provide additional committed credit availability to support our objectives, including future acquisitions.

We expect that our planned capital requirements, which consist of capital expenditures, dividend payments, and interest and principal payments to be incurred to fund the March 2012 special dividend, will be financed by operations and existing cash balances.

Our significant contractual obligations at December 31, 2011 are set forth below:

	Payments due by period
Contractual Obligations	Total	2012	2013- 2014	2015- 2016	More than 5 years
	(In thousands)
Operating leases	$9,281	$2,834	$3,077	$2,244	$1,126
Purchase obligations for property, plant and equipment	6,098	6,098	—	—	—
Total	$15,379	$8,932	$3,077	$2,244	$1,126

We expect to make cash contributions of approximately $10.0 million to our pension plans in 2012. We regularly review our funding strategy for our pension plans. We expect to contribute approximately $0.4 million to our postretirement benefit plans in 2012. We have $1.8 million of liabilities for unrecognized tax benefits which are excluded from the above table because the timing of settlement of these liabilities cannot be reasonably estimated.

Corporate Development

Our corporate development efforts are intended to complement internal growth through the acquisition of additional companies consistent with our well-disciplined criteria. We maintain a disciplined acquisition program, which has made important contributions to our growth.

In April 2011, we purchased all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in our Velocity Control Products segment.

KAYDON  CORPORATION  FORM  10K    19

Litigation

We are a party to various pending lawsuits and other matters arising in the normal course of business. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2011 and 2010 were not material.

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

20    KAYDON  CORPORATION  FORM  10K

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

In 2011, as of our annual assessment date, a discount rate was developed which is the value-weighted average of our estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics, including a size risk premium. In 2011, depending on the assessed risk of the reporting unit, we increased the discount rate used to calculate the fair value of certain reporting units and used discount rates of 11.5 to 12.5 percent to calculate the fair value of each reporting unit.

In arriving at future discounted cash flows for each reporting unit, we evaluate the appropriate growth rate in perpetuity for each of our reporting units to calculate a terminal value of cash flows following each reporting unit’s five-year planning period. The terminal value for each reporting unit is determined based on that reporting unit’s specific operating cash flow at the end of the planning period and the reporting unit’s assumed growth rate in perpetuity. In 2011, as of our annual assessment date, we used a growth rate in perpetuity of 1.0 to 2.5 percent depending on the assessed long-term growth of the reporting unit.

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

Our goodwill impairment testing in 2011 revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 31 annual testing date ranged from approximately 43 percent to approximately 309 percent. Assumptions regarding discount rate, revenue growth rates, operating profit margins and perpetuity growth rate may have a significant effect on the estimated fair value of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical ten percent decrease to the fair values of each reporting unit. The results of this ten percent hypothetical change in fair values would not have changed our conclusion that fair values exceeded carrying values in each case by a material amount.

Certain trademarks are our only indefinite-lived intangible assets. We identify impairment of these trademarks by comparing their fair value to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks.

We believe the accounting estimates related to impairment of goodwill and indefinite-lived intangible assets to be critical accounting estimates because the estimate of discounted future cash flows and terminal values, while based on reasonable and supportable assumptions and projections, require our subjective judgments, the time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made, projected outcomes based on the assumptions made can vary, and the calculation of implied fair value is inherently subject to estimates.

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

KAYDON  CORPORATION  FORM  10K    21

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

Assumed discount rates, expected rate of return on plan assets and rate of compensation increases have a significant effect on the amounts reported for the pension plans. The effect of a one percentage point increase or decrease in each factor on the projected benefit obligation and net periodic pension cost would have been:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Discount rate effect on December 31, 2011 projected benefit obligation	$(16,230,000)	$19,889,000
Discount rate effect on the 2011 net periodic pension cost	$(1,628,000)	$1,880,000
Salary scale effect on December 31, 2011 projected benefit obligation	$3,421,000	$(2,820,000)
Salary scale effect on the 2011 net periodic pension cost	$658,000	$(553,000)
Expected return on plan assets effect on the 2011 net periodic pension cost	$(1,103,000)	$1,103,000

The following table summarizes certain of the Company’s assumptions:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010

Weighted average assumptions used to determine obligations:
Discount rate – qualified pension plans and postretirement benefit plans	5.01%	5.46%	4.16%	4.50%
Discount rate – non-qualified pension plan	5.05%	5.50%	N/A	N/A
Rate of compensation increase – age-graded	4.00%	4.50%	4.00%	4.50%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.46%	5.93%	4.50%	5.35%
Discount rate – non-qualified pension plan	5.50%	6.05%	N/A	N/A
Expected long-term return on plan assets	7.70%	7.70%	N/A	N/A
Rate of compensation increase – age-graded	4.50%	5.00%	4.50%	5.00%

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

The current market conditions for highly rated corporate bonds has a significant effect on our assumption for the discount rate used to determine projected benefit obligations and net periodic benefit cost, where an increase (decrease) in interest rates will result in a decrease (increase) in the projected benefit obligation and decrease (increase) in net periodic benefit cost. At December 31, 2011, the discount rates assumed were lower than those at

22    KAYDON  CORPORATION  FORM  10K

December 31, 2010, affecting plan benefit obligations at December 31, 2011 and the net periodic pension cost for 2012 accordingly.

Changes in current conditions in financial markets do not significantly alter the underlying long-term expected return on plan assets each year. However, actual returns compared to the expected return on plan assets have a significant effect on the funded status of the plans and consequently the net periodic pension cost and plan contributions in future periods. The actual rate of return on plan assets in 2011 was lower than the expected long-term rate of return on plan assets reducing the funded status at December 31, 2011 and increasing the net periodic pension cost in 2012. The actual rate of return on plan assets in 2010 and 2009 significantly exceeded the expected long-term rate of return on plan assets. Our cash contributions required to fund our pension plans in 2012 are expected to be $10.0 million. The 2012 cash contributions and future expected contributions are expected to have only a minor impact on our current and future liquidity as we expect to meet funding requirements from cash generated in our operations or our available cash resources.

The expected age-graded rate of compensation increase was adjusted downward to reflect our long-term experience, the near-term outlook and assumed inflation.

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

We have liabilities recorded for unrecognized tax benefits totaling $1.8 million as of December 31, 2011, all of which would affect the effective tax rate. It is our policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. We have recorded $0.7 million in liabilities for tax-related interest and penalties on our consolidated balance sheet, as of December 31, 2011. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one or more of its subsidiaries, operates and files income tax returns in the United States, various states and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, we are no longer subject to U.S. federal tax examinations for years before 2008, state examinations for years before 2006, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2010.

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

KAYDON  CORPORATION  FORM  10K    23

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Their report is included herein.

KAYDON  CORPORATION  FORM  10K    25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Kaydon Corporation and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 27, 2012

26    KAYDON  CORPORATION  FORM  10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kaydon Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 27, 2012

KAYDON  CORPORATION  FORM  10K    27

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$225,214,000	$286,648,000
Accounts receivable, less allowance of $1,417,000 in 2011 and $945,000 in 2010	78,441,000	76,010,000
Inventories, net	110,206,000	88,253,000
Other current assets	16,701,000	16,384,000
Total current assets	430,562,000	467,295,000
Property, plant and equipment, at cost:
Land and improvements	7,051,000	4,673,000
Buildings and leasehold improvements	67,155,000	60,042,000
Machinery and equipment	296,518,000	289,084,000
	370,724,000	353,799,000
Less: accumulated depreciation and amortization	(201,778,000)	(184,202,000)
	168,946,000	169,597,000
Goodwill, net	157,087,000	143,428,000
Other intangible assets, net	31,140,000	18,047,000
Other assets	3,962,000	2,965,000
	$791,697,000	$801,332,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,699,000	$16,944,000
Accrued expenses:
Salaries and wages	7,833,000	11,439,000
Employee benefits	3,681,000	3,951,000
Dividends payable	6,405,000	6,279,000
Other accrued expenses	7,252,000	10,964,000
Taxes payable	4,595,000	3,452,000
Total current liabilities	49,465,000	53,029,000
Long-term postretirement and postemployment benefit obligations	40,442,000	23,567,000
Deferred taxes	14,337,000	12,547,000
Other long-term liabilities	2,815,000	3,051,000
Total long-term liabilities	57,594,000	39,165,000
Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued)	3,693,000	3,693,000
Paid-in capital	107,713,000	106,818,000
Retained earnings	732,924,000	708,807,000
Less: Treasury stock, at cost (5,254,024 and 4,303,370 shares in 2011 and 2010)	(116,918,000)	(83,382,000)
Accumulated other comprehensive income	(42,774,000)	(26,798,000)
	684,638,000	709,138,000
	$791,697,000	$801,332,000

The accompanying notes are an integral part of these statements.

28    KAYDON  CORPORATION  FORM  10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Net Sales	$460,120,000	$463,988,000	$441,145,000
Cost of sales	299,043,000	299,363,000	297,280,000
Gross Profit	161,077,000	164,625,000	143,865,000
Selling, general and administrative expenses	90,841,000	83,006,000	72,527,000
Operating Income	70,236,000	81,619,000	71,338,000
Interest expense	(388,000)	(231,000)	(247,000)
Interest income	491,000	486,000	537,000
Income Before Income Taxes	70,339,000	81,874,000	71,628,000
Provision for income taxes	21,007,000	25,829,000	25,672,000
Net Income	$49,332,000	$56,045,000	$45,956,000
Earnings Per Share
Basic	$1.52	$1.67	$1.37
Diluted	$1.52	$1.67	$1.37
Dividends Declared Per Share	$0.78	$0.74	$0.70

The accompanying notes are an integral part of these statements.

KAYDON  CORPORATION  FORM  10K    29

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

	Compre- hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008		$3,693,000	$100,367,000	$655,035,000	$(52,468,000)	$(33,997,000)	$672,630,000
Net income, 2009	$45,956,000	—	—	45,956,000	—	—	45,956,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	2,111,000	—	—	—	—	2,111,000	2,111,000
Postretirement benefit plans, net of $4,162,000 tax	6,031,000	—	—	—	—	6,031,000	6,031,000

Comprehensive income	$54,098,000

Cash dividends declared		—	—	(23,511,000)	—	—	(23,511,000)
Board of Directors deferred compensation		—	125,000	—	—	—	125,000
Issuance of 1,000 shares of common stock under stock option plans		—	1,000	—	23,000	—	24,000
Stock option compensation		—	1,300,000	—	—	—	1,300,000
Tax benefit related to restricted stock awards		—	49,000	—	—	—	49,000
Purchase of 314,047 shares of treasury stock		—	—	—	(8,871,000)	—	(8,871,000)
Restricted stock award cancellations		—	35,000	—	(35,000)	—	—
Compensation cost related to restricted stock awards		—	4,121,000	—	—	—	4,121,000
Vesting of post-2005 stock awards		—	(2,106,000)	—	2,106,000	—	—
Balance, December 31, 2009		$3,693,000	$103,892,000	$677,480,000	$(59,245,000)	$(25,855,000)*	$699,965,000
Net income, 2010	$56,045,000	—	—	56,045,000	—	—	56,045,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(2,712,000)	—	—	—	—	(2,712,000)	(2,712,000)
Postretirement benefit plans, net of $583,000 tax	1,769,000	—	—	—	—	1,769,000	1,769,000

Comprehensive income	$55,102,000

Cash dividends declared		—	—	(24,702,000)	—	—	(24,702,000)
Board of Directors deferred compensation		—	126,000	(16,000)	—	—	110,000
Issuance of 6,250 shares of common stock under stock option plans		—	(66,000)	—	237,000	—	171,000
Stock option compensation		—	1,314,000	—	—	—	1,314,000
Tax benefit related to restricted stock awards		—	186,000	—	—	—	186,000
Purchase of 741,754 shares of treasury stock		—	—	—	(27,043,000)	—	(27,043,000)
Restricted stock award cancellations		—	7,000	—	(7,000)	—	—
Compensation cost related to restricted stock awards		—	4,035,000	—	—	—	4,035,000
Vesting of post-2005 stock awards		—	(2,676,000)	—	2,676,000	—	—
Balance, December 31, 2010		$3,693,000	$106,818,000	$708,807,000	$(83,382,000)	$(26,798,000)*	$709,138,000
Net income, 2011	$49,332,000	—	—	49,332,000	—	—	49,332,000
Other comprehensive income, net of tax:
Cumulative translation adjustments	(5,468,000)	—	—	—	—	(5,468,000)	(5,468,000)
Postretirement benefit plans, net of $(6,333,000) tax	(10,508,000)	—	—	—	—	(10,508,000)	(10,508,000)

Comprehensive income	$33,356,000

Cash dividends declared		—	—	(25,209,000)	—	—	(25,209,000)
Board of Directors deferred compensation		—	65,000	(6,000)	—	—	59,000
Issuance of 16,585 shares of common stock under the Board of Directors deferred compensation plan		—	(671,000)	—	671,000	—	—
Issuance of 1,500 shares of common stock under stock option plans		—	(16,000)	—	58,000	—	42,000
Stock option compensation		—	1,312,000	—		—	1,312,000
Tax benefit related to restricted stock awards		—	420,000	—		—	420,000
Purchase of 1,082,091 shares of treasury stock		—		—	(38,684,000)	—	(38,684,000)
Restricted stock award cancellations		—	4,000	—	(4,000)	—	—
Compensation cost related to restricted stock awards		—	4,204,000	—		—	4,204,000
Vesting of post-2005 stock awards		—	(4,423,000)	—	4,423,000	—	—
Balance, December 31, 2011		$3,693,000	$107,713,000	$732,924,000	$(116,918,000)	$(42,774,000)*	$684,638,000

*	Comprised of: cumulative translation adjustments of $(11,572,000), $(6,104,000), and $(3,392,000), at December 31, 2011, 2010 and 2009; after tax impact on pension benefits of $(34,155,000), $(25,008,000), and $(27,364,000) at December 31, 2011, 2010 and 2009; and after tax impact on other postretirement benefits of $2,953,000, $4,314,000, and $4,901,000 at December 31, 2011, 2010 and 2009.

The accompanying notes are an integral part of these statements.

30    KAYDON  CORPORATION  FORM  10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$49,332,000	$56,045,000	$45,956,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	20,219,000	20,925,000	19,836,000
Amortization of intangible assets	3,076,000	3,585,000	4,283,000
Amortization of stock awards	4,204,000	4,035,000	4,121,000
Deferred financing fees	388,000	231,000	248,000
Deferred taxes	3,649,000	3,756,000	12,209,000
Tax benefit related to stock options exercised	7,000	28,000	3,000
Stock option compensation	1,312,000	1,314,000	1,300,000
Excess tax benefits from stock-based compensation	(404,000)	(186,000)	(52,000)
Non-cash postretirement benefits curtailment gains	(275,000)	(3,451,000)	(7,613,000)
Contributions to qualified pension plans	(2,586,000)	(2,271,000)	(14,846,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	(189,000)	1,868,000	1,605,000
Inventories	(20,126,000)	56,000	9,703,000
Other assets	(314,000)	3,064,000	(968,000)
Accounts payable	2,903,000	(4,341,000)	(13,885,000)
Accrued expenses and taxes payable	(6,310,000)	9,206,000	4,281,000
Net cash from operating activities	54,886,000	93,864,000	66,181,000
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(14,918,000)	(15,397,000)	(11,986,000)
Dispositions of property, plant and equipment	210,000	141,000	1,229,000
Proceeds from sale of investments	—	—	5,145,000
Acquisitions of businesses, net of cash acquired	(39,610,000)	—	—
Net cash used in investing activities	(54,318,000)	(15,256,000)	(5,612,000)
Cash Flows from Financing Activities:
Cash dividends paid	(25,082,000)	(24,477,000)	(23,207,000)
Purchase of treasury stock	(38,684,000)	(27,043,000)	(8,871,000)
Credit facility issuance costs	—	(1,948,000)	—
Proceeds from exercise of stock options	39,000	153,000	24,000
Excess tax benefits from stock-based compensation	404,000	186,000	52,000
Net cash used in financing activities	(63,323,000)	(53,129,000)	(32,002,000)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,321,000	(1,234,000)	838,000
Net Increase (Decrease) in Cash and Cash Equivalents	(61,434,000)	24,245,000	29,405,000
Cash and Cash Equivalents – Beginning of Year	$286,648,000	$262,403,000	$232,998,000
Cash and Cash Equivalents – End of Year	$225,214,000	$286,648,000	$262,403,000
Cash paid for income taxes	$15,618,000	$19,215,000	$16,743,000
Cash paid for interest	—	—	—

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

Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are summarized as follows at December 31:

	2011	2010
Money market and other short-term funds	$194,501,000	$275,547,000
Time deposits, other interest bearing accounts and other cash	30,713,000	11,101,000
	$225,214,000	$286,648,000

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31:

	2011	2010
Raw material	$42,168,000	$33,429,000
Work in process	29,408,000	23,797,000
Finished goods	38,630,000	31,027,000
	$110,206,000	$88,253,000

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

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the assets to evaluate whether the costs are recoverable. The Company believes that there was no impairment at December 31, 2011.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2011, the Company’s outstanding forward exchange contracts were not material.

32    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the weighted average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. In 2011 the exchange loss was less than $0.1 million. In 2010, a net exchange loss was recorded of $0.1 million and, in 2009, a net exchange gain of $0.7 million was recorded.

Stock-Based Compensation:

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company’s stock-based compensation plans are discussed further in Note 5.

Revenue Recognition:

Sales are recognized in accordance with generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 114, Topic 13: Revenue Recognition, which requires that revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Allowances are recorded for uncollectible accounts receivable based on specifically identified accounts receivable balances and an estimate of other uncollectible balances based on a retrospective review of historical credits issued and bad debt write-offs. The Company charges off accounts receivable when it becomes probable and reasonably estimated that amounts will not be collected.

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments and cumulative foreign currency translation adjustments.

Legal Costs and Contingencies:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2011 and 2010, were not material.

The Company assesses the need to record contingent liabilities on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable. If no accrual for a loss contingency has been recorded, but there is at least a reasonable possibility that a loss or an additional loss may have occurred, the Company discloses, when material, the nature of the contingency and provides an estimate of the possible loss or range of loss or states that such an estimate cannot be made. At December 31, 2010, there were no material reserves for litigation and contingencies recorded.

At December 31, 2011 and 2010, the Company had approximately $8.3 million of working capital, or $3.8 million after reserves at December 31, 2011, invested on behalf of an international wind energy customer, including past due accounts receivable and inventory made on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the Company’s supplied bearings. The Company is confident that its bearings were made to the agreed upon design specifications and that the customer’s field

KAYDON  CORPORATION  FORM  10K    33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse the Company for inventory costs incurred and lost profits. In order to expedite the resolution of this matter, the Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed, and an arbitration panel was selected in the third quarter of 2010. In the third quarter of 2010 the arbitration tribunal issued a procedural schedule that called for completion of the binding arbitration hearings in the fourth quarter of 2011, followed by a final decision of the arbitration panel, unless resolved sooner by agreement of the parties. The Company did not reach agreement to resolve the parties’ claims prior to the hearing phase of the arbitration process, which was conducted in November 2011. Following certain post-hearing arbitration procedures, a final non-appealable ruling from the arbitrators is expected in 2012. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, the Company reserved for the value of the inventory in the fourth quarter of 2011 by $4.1 million to its scrap value. The Company continues to remain confident in the merits of its claim against the customer, and the potential for recovery through the arbitration process of all or a portion of the inventory remains. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, the Company believes that it is reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. Due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss may be made. This matter is within the Friction Control Products segment.

Advertising Costs:

Advertising costs are expensed as incurred and totaled $3.6 million, $2.7 million and $2.8 million in 2011, 2010 and 2009, respectively.

Impact of Recently Issued Accounting Pronouncements:

New accounting guidance was issued in 2011 to require more prominent disclosure of comprehensive income. This guidance which will be effective for the Company beginning in the first quarter of 2012 requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company expects to present two separate but consecutive statements. The adoption of this guidance is not expected to have an effect on the Company’s financial condition or results of operations.

In addition, new accounting guidance was issued in 2011 which is intended to reduce the complexity and costs of performing annual goodwill testing by allowing companies the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This guidance will be effective for the Company beginning in 2012. The adoption of this guidance is not expected to have an effect on the Company’s financial condition or results of operations.

Reclassifications:

When appropriate certain items in the prior year financial statements may be reclassified to conform to the presentation used in the current year.

34    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2011	2010	2009

Earnings per share – Basic
Net income	$49,332,000	$56,045,000	$45,956,000
Less: Net earnings allocated to participating securities – Basic	(513,000)	(602,000)	(527,000)

Income available to common shareholders – Basic	$48,819,000	$55,443,000	$45,429,000

Weighted average common shares outstanding – Basic	32,113,000	33,112,000	33,250,000

Earnings per share – Basic	$1.52	$1.67	$1.37

Earnings per share – Diluted
Net income	$49,332,000	$56,045,000	$45,956,000
Less: Net earnings allocated to participating securities – Dilutive	(513,000)	(602,000)	(527,000)

Income available to common shareholders – Diluted	$48,819,000	$55,443,000	$45,429,000

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	32,113,000	33,112,000	33,250,000
Potential dilutive shares resulting from stock options	22,000	25,000	17,000

Weighted average common shares outstanding – Diluted	32,135,000	33,137,000	33,267,000

Earnings per share – Diluted	$1.52	$1.67	$1.37

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock for the periods shown below:

	2011	2010	2009
Shares excluded	485,500	403,000	406,500

NOTE 3 ACQUISITIONS

On April 8, 2011 the Company completed the purchase of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property from Ulrich Hahn e.K. (“Hahn”) in a cash transaction valued at $39.6 million. Goodwill and other intangible assets acquired totaled $31.8 million. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn expands the Company’s international presence and collaborates in product development and design as an integral part of the Velocity Control Products reporting segment.

NOTE 4 LONG-TERM DEBT

In September 2010, the Company entered into a credit agreement with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The credit agreement provides for borrowings by the Company and its subsidiaries in various currencies for working capital and other general corporate purposes, including acquisitions. The credit agreement matures on September 21, 2015 and is guaranteed by the Company and certain of its domestic subsidiaries. Loans under the credit facility bear interest at a floating rate at the Company’s option as Eurocurrency rate loans or as base rate loans. The credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. The Company was in compliance with all restrictive covenants contained in the credit agreement at December 31, 2011. After consideration of the covenants and $4.1 million of letters of credit issued under the credit agreement, the Company had available credit of $245.9 million at December 31, 2011.

KAYDON  CORPORATION  FORM  10K    35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred debt issuance costs related to the credit agreement of approximately $1.9 million are being amortized as a component of interest expense over a five-year period. Deferred debt issuance costs included in other assets in the Consolidated Balance Sheet as of December 31, 2011, equaled $1.5 million.

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

A summary of restricted stock award information for 2011 is as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value per Share
Outstanding at January 1, 2011	330,630	$35.85
Granted	98,250	38.53
Vested	(113,652)	37.29
Canceled	(3,991)	32.72
Outstanding at December 31, 2011	311,237	$36.21

Pursuant to the Incentive Plan, the Company granted restricted stock awards for 93,250 shares, 126,000 shares and 93,000 shares, of Company common stock during 2011, 2010 and 2009, respectively, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 5,000 shares, 5,000 shares and 6,000 shares of Company common stock during 2011, 2010 and 2009, respectively, to non-employee members of the Company’s Board of Directors. During 2010, 14,854

shares of restricted stock were canceled and 131,486 shares of restricted stock vested. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $34.78 in 2010.

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.1 million at December 31, 2011 and is expected to be amortized on a straight line basis over a weighted average period of 2.6 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.7 million at December 31, 2010 and December 31, 2009. Compensation cost related to restricted stock awards during 2011, 2010 and 2009, was $4.2 million, $4.0 million and $4.1 million, respectively. Restricted stock awards normally vest annually, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions.

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

Pursuant to the Director Deferred Plan, the Company has provided for 9,282 shares, 23,890 shares and 19,429 shares of Company common stock, known as phantom stock units, as of December 31, 2011, 2010 and 2009, respectively, which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. During 2011, 16,585 of these shares were issued as the result of the retirement of a Director. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in 2011, 2010 and 2009.

Compensation expense related to outstanding stock options is recognized on a straight line basis and totaled $1.3 million in each of 2011, 2010 and 2009.

36    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option information is as follows:

	2011		2010		2009
	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price
Outstanding at Beginning of Year	603,000	$38.83	549,750	$38.67	443,750	$41.87
Granted	17,500	$37.75	85,000	$35.11	120,500	$26.70
Canceled	—	—	(25,500)	$26.36	(13,500)	$38.24
Exercised	(1,500)	$26.01	(6,250)	$24.42	(1,000)	$24.25
Outstanding at End of Year	619,000	$38.83	603,000	$38.83	549,750	$38.67
Exercisable at End of Year	416,700	$40.02	298,400	$40.36	190,250	$41.10
Weighted Average Fair Value of Options Granted	$11.60		$10.56		$7.66
Weighted Average Remaining Contractual Life (years):
Outstanding at End of Year	6.1		6.7		7.6
Exercisable at End of Year	5.6		6.3		6.8

The exercise price of each option equals the closing market price of Company common stock on the date of grant. Options granted typically become exercisable at the rate of 10.0 percent, 20.0 percent, or 100.0 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised totaled less than $0.1 million in each of 2011, 2010 and 2009. The intrinsic value of options outstanding as of December 31, 2011 equaled $0.5 million, and the intrinsic value of options exercisable as of December 31, 2011 equaled $0.3 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

	2011	2010	2009
Risk-free interest rate	2.2%	2.7%	2.2%
Expected dividend yield	2.0%	2.1%	2.6%
Expected life	6 years	6 years	6 years
Expected volatility	36.2%	34.5%	36.2%

At December 31, 2011, 2,244,342 shares remained available for grant under the Incentive Plan, and 102,900 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

NOTE 6 EMPLOYEE BENEFIT PLANS

The Company sponsors several defined contribution plans for various employee groups. Company contributions are discretionary and may be based on a match on employee deferrals or as a percentage of each covered employee’s salary in accordance with the provisions of each plan and totaled $1.8 million, $0.4 million and $1.3 million in 2011, 2010 and 2009, respectively.

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

KAYDON  CORPORATION  FORM  10K    37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation, beginning of period	$(128,681,000)	$(120,022,000)	$(6,753,000)	$(10,368,000)
Service cost	(2,900,000)	(2,830,000)	(75,000)	(144,000)
Interest cost	(6,882,000)	(6,800,000)	(294,000)	(395,000)
Plan amendments	—	—	—	1,318,000
Actuarial gain (loss)	(10,933,000)	(5,749,000)	(227,000)	1,217,000
Benefits paid	6,451,000	6,378,000	443,000	332,000
Liability change due to curtailment	127,000	342,000	82,000	1,287,000
Benefit obligation, December 31	(142,818,000)	(128,681,000)	(6,824,000)	(6,753,000)
Change in Plan Assets:
Fair value of plan assets, beginning of period	111,690,000	101,562,000	—	—
Actual return on plan assets	1,217,000	13,570,000	—	—
Company contributions	3,253,000	2,936,000	443,000	332,000
Plan participants’ contributions	—	—	142,000	203,000
Benefits paid	(6,451,000)	(6,378,000)	(585,000)	(535,000)
Fair value of plan assets, December 31	109,709,000	111,690,000	—	—
Net liability, December 31	$(33,109,000)	$(16,991,000)	$(6,824,000)	$(6,753,000)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Employee benefits	$(663,000)	$(663,000)	$(383,000)	$(451,000)
Long-term postretirement and postemployment benefit obligations	$(32,446,000)	$(16,328,000)	$(6,441,000)	$(6,302,000)
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$25,000	$66,000	$(1,279,000)	$(2,188,000)
Net actuarial (gain) loss, net of tax	$34,176,000	$24,942,000	$(1,674,000)	$(2,126,000)

At December 31, 2011, each of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the accumulated benefit obligation (“ABO”) with an aggregate ABO of $126.3 million and aggregate plan assets of $109.7 million. At December 31, 2010, three of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the ABO with an aggregate ABO of $53.2 million and aggregate plan assets of $50.3 million, and one qualified defined benefit plan had plan assets of $61.4 million which exceeded the ABO of $60.5 million. Included in the above table is a non-qualified supplemental pension plan covering certain active and retired employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. This non-qualified plan has no plan assets. The ABO for this plan was $9.8 million at December 31, 2011 and $8.9 million at December 31, 2010.

	Pension Benefits
	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$2,900,000	$2,830,000	$3,239,000
Interest cost	6,882,000	6,800,000	6,948,000
Expected return on plan assets	(8,482,000)	(7,678,000)	(5,648,000)
Amortization of:
Unrecognized net prior service cost	65,000	62,000	59,000
Unrecognized net actuarial loss	3,297,000	3,218,000	5,093,000
Curtailment loss	—	6,000	—
Net periodic benefit cost	$4,662,000	$5,238,000	$9,691,000

38    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.8 million, $0.8 million and $0.9 million in 2011, 2010 and 2009, respectively.

	Postretirement Benefits
	2011	2010	2009
Components of Net Periodic Benefit Cost (Income):
Service cost	$75,000	$145,000	$295,000
Interest cost	294,000	395,000	630,000
Amortization of:
Unrecognized net prior service credit	(1,261,000)	(1,325,000)	(1,078,000)
Unrecognized net actuarial gain	(497,000)	(459,000)	(555,000)
Curtailment gain	(275,000)	(3,457,000)	(7,613,000)
Net periodic benefit cost (income)	$(1,664,000)	$(4,701,000)	$(8,321,000)

The factors related to the assumed annual rate of increase in covered health care costs for determining the annual cost and the year end benefit obligation are as follows:

Assumed health care cost trend rates	For determining 2011 cost	For determining 2011 obligation
Annual rate of increase for next year	9.00%	8.00%
Ultimate rate to which the cost trend rate is to decline	5.20%	5.20%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates may have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on net service cost and interest cost	$23,000	$(21,000)
Effect on postretirement benefit obligation	$380,000	$(356,000)

The Company made changes to its postretirement benefit plans which resulted in curtailment gains totaling $0.3 million in 2011 and $3.5 million in 2010. These gains were recorded as reductions to selling, general and administrative expenses. The postretirement health care benefits provided to eligible participants cease when the participants reach 65 years of age.

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost in 2012 include the amortization of $5.0 million unrecognized net actuarial loss related to the pension plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2012 include the amortization of $0.7 million and $0.5 million of the prior service credit and unrecognized net actuarial gain, respectively, related to the other postretirement benefit plans.

KAYDON  CORPORATION  FORM  10K    39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Information:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	5.01%	5.46%	4.16%	4.50%
Discount rate – non-qualified pension plan	5.05%	5.50%	N/A	N/A
Rate of compensation increase – age graded	4.00%	4.50%	4.00%	4.50%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.46%	5.93%	4.50%	5.35%
Discount rate – non-qualified pension plan	5.50%	6.05%	N/A	N/A
Expected long-term return on plan assets	7.70%	7.70%	N/A	N/A
Rate of compensation increase – age graded	4.50%	5.00%	4.50%	5.00%

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

The rate of compensation increase used to determine benefit obligations was developed using an age-graded salary scale with a weighted average of 4.0 percent at December 31, 2011 and 4.5 percent at December 31, 2010. An age-graded salary scale with a weighted average of 4.5 percent and 5.0 percent was used to determine pension and postretirement benefit costs in 2011 and 2010, respectively.

The December 31, 2011 pension and postretirement benefit obligations were computed using the 2012 IRS Static Mortality Table, which projects 7 years of future mortality improvements for annuitants and 15 years of future mortality improvements for non-annuitants. The December 31, 2010 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality Table with future mortality improvement projections to 2011. The December 31, 2009 pension and postretirement benefit obligations and the pension and postretirement benefit costs in 2010 were computed using the RP-2000 Combined Healthy Mortality Table with future mortality improvement projections to 2010.

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

The overall investment performance objective for each investment category is to exceed the total fund policy benchmark index return over a full market cycle. For investments in domestic equities, fixed income investments and international equities, actively managed investment returns are expected to exceed the designated benchmark index returns over a full market cycle, and indexed investment returns are expected to closely replicate the investment return of the designated benchmark index. To diversify investments and to limit exposure to any one manager, investment style, or security, actively managed domestic equity investments are allocated to investment managers within each sector of the

40    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

domestic equity market (large capitalization, mid capitalization and small capitalization stocks).

Effective January 1, 2010, the Company revised the asset allocation policy to transition from the previous allocation of 75 percent equities, 20 percent fixed income investments and 5 percent real estate to an asset allocation permitting allocation ranges from 40 to 70 percent U.S. equities, zero to 25 percent of non-U.S. equities, 10 to 40 percent core bonds and zero to 20 percent in high yield and real estate investments. This new allocation provides a more dynamic asset allocation approach which reflects and incorporates plan liabilities to reduce the volatility of plan expense and contributions. At December 31, 2011, the Company’s target allocation was 75 percent equities and 25 percent bonds.

A summary of actual allocations of plan assets is as follows:

	Plan Assets at
	December 31, 2011	December 31, 2010

Asset Category:
Domestic equity – large cap	44%	44%
Domestic equity – mid cap	12%	12%
Domestic equity – small cap	5%	5%
International equity	14%	15%
Core fixed income	25%	24%
Cash	—	—
Total	100%	100%

At December 31, 2011 and 2010, plan assets were invested in common and collective funds. The pension plans own proportional shares of these common and collective funds which are valued using the net asset values provided by the trustee of the funds. While the net asset values represent fair value, the prices are not all published daily on an active market. Therefore, these investments are included in level 2 of the fair value hierarchy. The Company tested selected valuations of underlying assets of each fund family at December 31, 2011 and 2010.

	Plan Assets at
	Total Fair Value Measurement at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Domestic equity – large cap	$47,864,000	—	$47,864,000	—
Domestic equity – mid cap	13,261,000	—	13,261,000	—
Domestic equity – small cap	5,426,000	—	5,426,000	—
International equity	15,588,000	—	15,588,000	—
Core fixed income	27,266,000	—	27,266,000	—
Collective short term investment fund	304,000	—	304,000	—
Total	$109,709,000	—	$109,709,000	—

	Plan Assets at
	Total Fair Value Measurement at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Domestic equity – large cap	$48,709,000	—	$48,709,000	—
Domestic equity – mid cap	13,854,000	—	13,854,000	—
Domestic equity – small cap	5,763,000	—	5,763,000	—
International equity	16,607,000	—	16,607,000	—
Core fixed income	26,265,000	—	26,265,000	—
Collective short term investment fund	492,000	—	492,000	—
Total	$111,690,000	—	$111,690,000	—

KAYDON  CORPORATION  FORM  10K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flows:

The following are expected net benefit payments:

	Pension Benefits	Postretirement Benefits

Year ending December 31,
2012	$6,830,000	$383,000
2013	$7,069,000	$447,000
2014	$7,384,000	$588,000
2015	$7,765,000	$674,000
2016	$8,111,000	$836,000
2017-2021	$46,146,000	$4,364,000

The Company expects to make cash contributions of approximately $10.0 million to its pension plans in 2012. The Company reviews its funding strategy on an ongoing basis. The Company expects to contribute approximately $0.4 million to its postretirement benefit plans in 2012.

NOTE 7 LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

Year ending December 31,
2012	$2,834,000
2013	$1,741,000
2014	$1,336,000
2015	$1,160,000
2016	$1,084,000
Thereafter	$1,126,000

Aggregate rental expense was $3.0 million, $2.5 million and $2.5 million in 2011, 2010 and 2009, respectively.

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

The components of income before income taxes are as follows:

	2011	2010	2009

Domestic	$43,521,000	$59,392,000	$60,881,000
Foreign	26,818,000	22,482,000	10,747,000
	$70,339,000	$81,874,000	$71,628,000

The provision for income taxes consisted of the following:

	2011	2010	2009

Current:
U.S. Federal	$9,604,000	$15,812,000	$9,952,000
State	515,000	992,000	963,000
Foreign	7,239,000	5,269,000	2,548,000
	17,358,000	22,073,000	13,463,000
Deferred:
U.S. Federal	4,369,000	3,738,000	11,198,000
State	184,000	87,000	576,000
Foreign	(904,000)	(69,000)	435,000
	3,649,000	3,756,000	12,209,000
	$21,007,000	$25,829,000	$25,672,000

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2011	2010	2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5	1.1	1.3
U.S. federal tax benefit of domestic production activities deduction	(1.2)	(1.4)	(0.5)
Differences in income taxes on foreign earnings, losses and remittances	(4.4)	(3.6)	(0.5)
Other, net	—	0.4	0.5
Effective tax rate	29.9%	31.5%	35.8%

The Company has liabilities recorded for unrecognized tax benefits totaling $1.8 million at December 31, 2011, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.7 million in liabilities for tax-related interest and penalties on its consolidated balance sheet, at December 31, 2011. The

42    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2011, 2010 and 2009:

	2011	2010	2009
Unrecognized tax benefits at January 1	$2,096,000	$2,463,000	$2,581,000
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	126,000	111,000	150,000
Tax positions taken in a prior period	—	—	—
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(210,000)	(208,000)	(167,000)
Settlements with taxing authorities	—	—	—
Lapse of the applicable statute of limitations	(259,000)	(270,000)	(101,000)
Unrecognized tax benefits at December 31	$1,753,000	$2,096,000	$2,463,000

The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax asset (liability) at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Postretirement and postemployment benefit obligations	$15,128,000	$9,276,000
Financial accruals and reserves not currently deductible	3,937,000	5,078,000
Inventory basis differences	7,334,000	6,522,000
Foreign operating loss carryforwards	1,513,000	400,000
Federal tax credit carryforwards	310,000	145,000
State tax credit carryforwards	965,000	967,000
Other	1,854,000	1,315,000
	31,041,000	23,703,000
Valuation allowance	(1,739,000)	(1,343,000)
	29,302,000	22,360,000
Deferred tax liabilities:
Plant and equipment basis differences	(14,185,000)	(12,650,000)
Intangibles	(20,262,000)	(13,735,000)
	(34,447,000)	(26,385,000)
Net deferred tax asset (liability)	$(5,145,000)	$(4,025,000)

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2008, state examinations for years before 2006, German tax examinations for years before 2006, or United Kingdom tax examinations for years before 2010.

The Company had available foreign net operating loss carryforwards of $1.5 million ($5.7 million pre-tax) and $0.4 million ($1.2 million pre-tax) at December 31, 2011 and 2010, respectively. In addition, the Company had federal tax credit carryforwards of $0.3 million and $0.1 million, at December 31, 2011 and 2010, respectively. The Company also had available state tax credit carryforwards of $1.0 million ($1.5 million pre-tax) at December 31, 2011 and 2010. The Company has a valuation allowance recorded of $0.7 million on foreign net operating loss carryforwards, $0.1 million on federal tax credit carryforwards and $0.9 million on state tax credit carryforwards at December 31, 2011. The valuation allowances represent carryforwards for which utilization is uncertain because it is unlikely that the credits will be utilized given certain projected tax liabilities, tax utilization limitations and limited carryforward periods. Tax benefits of foreign operating loss carryforwards, federal and state tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period and other circumstances.

The net deferred tax asset recorded as an other current asset was $9.2 million and $8.5 million at December 31, 2011 and 2010, respectively. The net deferred tax liability recorded as an other liability was $14.3 million and $12.5 million at December 31, 2011 and 2010, respectively. Undistributed earnings

KAYDON  CORPORATION  FORM  10K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of foreign subsidiaries were $77.4 million at December 31, 2011. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment. The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying value.

During 2011, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) at the July 31 annual testing date ranged from approximately 43 percent to approximately 309 percent.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying value. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. During 2011, trademarks were tested for impairment with no impairment loss being realized.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2010
Goodwill	$56,859,000	$43,200,000	$62,532,000	$162,591,000
Accumulated impairment losses	—	—	(18,700,000)	(18,700,000)
	$56,859,000	$43,200,000	$43,832,000	$143,891,000
Effect of foreign currency exchange rate changes	(463,000)	—	—	(463,000)
Balance at December 31, 2010	$56,396,000	$43,200,000	$43,832,000	$143,428,000
Goodwill acquired	—	15,098,000	—	15,098,000
Effect of foreign currency exchange rate changes	(15,000)	(1,424,000)	—	(1,439,000)
Balance at December 31, 2011
Goodwill	$56,381,000	$56,874,000	$62,532,000	$175,787,000
Accumulated impairment losses	—	—	(18,700,000)	(18,700,000)
Balance at December 31, 2011	$56,381,000	$56,874,000	$43,832,000	$157,087,000

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002 as a result of the Company’s annual testing of goodwill. The Company acquired goodwill of $15.1 million in 2011 associated with its April 8, 2011 acquisition of Hahn. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company also acquired other intangible assets as part of the acquisition. A value of $15.0 million was assigned to customer relationships and lists which is being amortized over 17 years. A value of $1.5 million was assigned to non-amortizing trademarks.

44    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other intangible assets are summarized as follows:

	2011		2010
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$41,791,000	$20,096,000	$28,194,000	$17,638,000
Patents and developed technology	7,724,000	4,462,000	6,596,000	3,974,000
Distributor agreements	374,000	277,000	374,000	237,000
Product names	320,000	219,000	320,000	192,000
	$50,209,000	$25,054,000	$35,484,000	$22,041,000

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Unamortized Intangible Assets	2011 Carrying Amount	2010 Carrying Amount

Trademarks	$5,985,000	$4,604,000

Aggregate Intangible Assets Amortization Expense
For the year ended December 31, 2010		$3,585,000
For the year ended December 31, 2011		$3,076,000

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2012		$3,017,000
For the year ending December 31, 2013		$2,697,000
For the year ending December 31, 2014		$2,397,000
For the year ending December 31, 2015		$2,061,000
For the year ending December 31, 2016		$1,963,000

NOTE 10 BUSINESS SEGMENT INFORMATION

The Company operates through operating segments for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. Certain of the operating segments have similar economic characteristics, as well as other common attributes, including nature of the products and production processes, distribution patterns and classes of customers and are aggregated into reporting segments. Information for those operating segments that do not meet the aggregation criteria to form a reporting segment is combined and disclosed as “Other Industrial Products.”

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

KAYDON  CORPORATION  FORM  10K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in net sales were sales to one customer representing 9.9 percent, 16.6 percent and 19.2 percent of total consolidated net sales in 2011, 2010 and 2009, respectively. Certain sales to this customer were included in the Friction Control Products segment and in the Company’s Other Industrial Products businesses.

	2011	2010	2009

Net sales
Friction Control Products	$255,025,000	$299,009,000	$296,420,000
Velocity Control Products	89,766,000	60,208,000	46,358,000
Other Industrial Products	115,329,000	104,771,000	98,367,000
Total consolidated net sales	$460,120,000	$463,988,000	$441,145,000

	2011	2010	2009

Operating income
Friction Control Products	$37,382,000	$61,317,000	$50,314,000
Velocity Control Products	21,199,000	14,265,000	6,488,000
Other Industrial Products	13,708,000	9,031,000	8,536,000
Total segment operating income	72,289,000	84,613,000	65,338,000
Items not allocated to segment operating income	(2,053,000)	(2,994,000)	6,000,000
Interest expense	(388,000)	(231,000)	(247,000)
Interest income	491,000	486,000	537,000
Income before income taxes	$70,339,000	$81,874,000	$71,628,000

Items not allocated to segment operating income included curtailment gains totaling $0.3 million, $3.5 million, and $7.6 million in 2011, 2010 and 2009, respectively, related to certain changes in the

Company’s postretirement benefit plans and costs associated with due diligence of $1.2 million, $4.0 million, and $0.2 million in 2011, 2010 and 2009, respectively.

	2011	2010	2009

Depreciation and amortization of intangible assets
Friction Control Products	$16,305,000	$18,119,000	$17,256,000
Velocity Control Products	3,051,000	2,197,000	2,162,000
Other Industrial Products	3,625,000	3,861,000	4,340,000
Corporate	314,000	333,000	361,000
Total consolidated depreciation and amortization of intangible assets	$23,295,000	$24,510,000	$24,119,000

	2011	2010	2009

Additions to property, plant and equipment
Friction Control Products	$8,278,000	$10,679,000	$9,745,000
Velocity Control Products	3,164,000	1,496,000	985,000
Other Industrial Products	3,022,000	2,972,000	1,039,000
Corporate	454,000	250,000	217,000
Total consolidated additions to property, plant and equipment	$14,918,000	$15,397,000	$11,986,000

	2011	2010

Total assets
Friction Control Products	$332,061,000	$338,754,000
Velocity Control Products	118,331,000	87,891,000
Other Industrial Products	107,922,000	106,711,000
Corporate	233,383,000	267,976,000
Total consolidated assets	$791,697,000	$801,332,000

46    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Long-lived tangible assets are shown based on the physical location of the assets. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment:

	2011	2010	2009
Net Sales
United States	$262,970,000	$295,854,000	$300,126,000
Germany	57,680,000	39,978,000	32,213,000
Other Countries	139,470,000	128,156,000	108,806,000
Total	$460,120,000	$463,988,000	$441,145,000
Long-lived Tangible Assets
United States	$81,389,000	$85,581,000	$86,540,000
Mexico	61,952,000	68,766,000	73,029,000
Other Countries	25,605,000	15,264,000	16,160,000
Total	$168,946,000	$169,611,000	$175,729,000

NOTE 11 FAIR VALUE MEASUREMENT

The Company adopted fair value measurement guidance on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. In 2008, the adoption was limited to financial assets and liabilities and on January 1, 2009, was extended to certain other nonfinancial assets and liabilities, including the Company’s pension assets as more fully described in Note 6. The Company has no material nonfinancial assets or liabilities recorded at fair value at December 31, 2011.

NOTE 12 MANUFACTURING CONSOLIDATION PROGRAM

In May 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, is designed to create a custom bearings center of excellence and is expected to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company closed its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment. In 2011 the Company incurred $2.4 million for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter and carrying and other costs in Mocksville associated with the manufacturing consolidation program, including an adjustment to the carrying value of the real property. In 2010 the Company incurred $0.4 million in selling, general and administrative expense for one-time termination benefits earned by employees in Mocksville.

The Company recognized non-cash cost of sales expense of $1.1 million in additional depreciation in 2010 associated with the closure of the facility. In 2010, the Company also incurred $2.1 million in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program.

The manufacturing consolidation program was completed in 2011.

KAYDON  CORPORATION  FORM  10K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 SUBSEQUENT EVENT

On February 22, 2012, the Company’s Board of Directors declared a special cash dividend of $10.50 per share to be payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. The Company has sufficient cash balances and committed bank credit availability under its existing $250 million revolving credit to fund the anticipated dividend amount of $337 million.

In addition, to prevent dilution of the value of option awards held by employees and directors as a result of the special dividend, the Board of Directors approved an adjustment to the exercise price of all outstanding options to take into account the amount of the special dividend.

NOTE 14 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter ended		Second Quarter ended		Third Quarter ended		Fourth Quarter ended
	April 2, 2011	April 3, 2010	July 2, 2011	July 3, 2010	Oct. 1, 2011	Oct. 2, 2010	Dec. 31, 2011	Dec. 31, 2010
	(In thousands, except per share data)

Income Statement Data
Net sales	$108,341	$119,245	$122,029	$121,500	$121,637	$118,280	$108,113	$104,963
Gross profit	38,822	41,769	43,984	45,937	42,842	38,386	35,429	38,533
Net income (1)(2)(3)	$11,990	$13,827	$14,158	$17,816	$14,504	$13,088	$8,680	$11,314
Per Share Data
Earnings per share – basic (1)(2)(3)	$0.36	$0.41	$0.44	$0.53	$0.45	$0.39	$0.27	$0.34
Earnings per share – diluted (1)(2)(3)	0.36	0.41	0.43	0.53	0.45	0.39	0.27	0.34
Dividends declared per share	0.19	0.18	0.19	0.18	0.20	0.19	0.20	0.19

(1)	Net income and earnings per share include after tax costs related to a customer arbitration. These after tax costs equaled $0.3 million, $0.1 million, $0.4 million, and $3.8 million in first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively. The earnings per share effect equaled $0.01, $0.01, and $0.12 for the first, third and fourth quarter 2011, respectively. These after tax costs equaled $0.6 million, $0.6 million, and $0.4 million in first quarter 2010, third quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.02, $0.02, and $0.01 for the first, third and fourth quarter 2010, respectively.

(2)	Net income and earnings per share include after tax gains related to the curtailment of certain postretirement benefits. These after tax gains equaled $0.1 million in each of the second and fourth quarter of 2011, and $2.1 million and $0.3 million for second quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.06 and $0.01 for the second quarter 2010 and fourth quarter 2010, respectively.

(3)	Net income and earnings per share include after tax costs related to due diligence and corporate development efforts. These after tax costs equaled $0.3 million, $0.3 million, $0.1 million and $0.1 million for first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively. The earnings per share effect equaled $0.01 and $0.01 for the first and second quarter 2011, respectively. These after tax costs equaled $1.8 million, $0.2 million and $0.7 million for second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.05, $0.01 and $0.02 for the second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively.

(4)	Net income and earnings per share include after tax costs related to the Company’s manufacturing consolidation program. These after tax costs equaled $0.7 million, $0.4 million and $0.5 million for first quarter 2011, second quarter 2011 and third quarter 2011, respectively. The earnings per share effect equaled $0.02, $0.01 and $0.02 for the first quarter 2011, second quarter 2011, and third quarter 2011, respectively. These after tax costs equaled $0.5 million, $1.6 million and $0.5 million for second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively. The earnings per share effect equaled $0.01, $0.04 and $0.01 for the second quarter 2010, third quarter 2010 and fourth quarter 2010, respectively.

48    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 5, 2012 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 5, 2012 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 5, 2012 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 5, 2012 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission on or about April 5, 2012 and is incorporated herein by reference.

KAYDON  CORPORATION  FORM  10K    49

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

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

Exhibit Number	Description of Document

3.1	Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

3.1.1	Certificate of Elimination with respect to the Company’s Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated hereby by reference)

3.2	Amended and Restated By-Laws of Kaydon Corporation, (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2010 and incorporated herein by reference)

10.1.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan superseding Provisions Addendum dated September 8, 2010, and effective June 1, 2010 (previously filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)

50    KAYDON  CORPORATION  FORM  10K

Exhibit Number	Description of Document

10.2*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.1*	Forms of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.2*	Form of non-qualified stock option agreement to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.3*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.4*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)

10.7*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.9	Credit Agreement dated as of September 21, 2010 among the Company, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time parties thereto as lenders, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Comerica Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Syndication Agents, and J.P. Morgan Securities LLC as Sole Lead Arranger and Sole Book Runner (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2010 and incorporated herein by reference)

KAYDON  CORPORATION  FORM  10K    51

Exhibit Number	Description of Document

10.10*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11.1*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11.2*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.12*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.13*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.14*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)

10.15*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.16*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.17*	Separation Agreement between the Company and Donald Buzinkai dated October 5, 2010 (previously filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 5, 2010 and incorporated herein by reference)

10.18*	Change in Control Compensation Agreement between Kaydon Corporation and Laura Kowalchik, dated October 29, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010 and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	XBRL-related Documents

101	Interactive Data File

52    KAYDON  CORPORATION  FORM  10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 27, 2012	By:	/S/ JAMES O’LEARY
James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2012	By:	/S/ PETER C. DECHANTS
Peter C. DeChants Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2012	By:	/S/ LAURA M. KOWALCHIK
Laura M. Kowalchik Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MARK A. ALEXANDER		Date: February 27, 2012
Mark A. Alexander	Director

/S/ DAVID A. BRANDON		Date: February 27, 2012
David A. Brandon	Director

/S/ PATRICK P. COYNE		Date: February 27, 2012
Patrick P. Coyne	Director

/S/ WILLIAM K. GERBER		Date: February 27, 2012
William K. Gerber	Director

/S/ TIMOTHY J. O’DONOVAN		Date: February 27, 2012
Timothy J. O’Donovan	Director

/S/ JAMES O’LEARY		Date: February 27, 2012
James O’Leary	Chairman

KAYDON  CORPORATION  FORM  10K    53

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(A)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2011	$945,000	$592,000	$(120,000)	$1,417,000
2010	$1,183,000	$103,000	$(341,000)	$945,000
2009	$991,000	$629,000	$(437,000)	$1,183,000

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years and reclassifications.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(B)	Balance at End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2011	$16,198,000	$5,583,000	$(181,000)	$21,600,000
2010	$15,909,000	$1,434,000	$(1,145,000)	$16,198,000
2009	$17,236,000	$(394,000)	$(933,000)	$15,909,000

(B)	Deductions, representing disposal of physical inventories previously reserved and reclassifications.

Description	Balance at Beginning of Period	Charged to Costs and Expenses(C)	Deductions	Balance at End of Period

Deferred tax assets — valuation allowance:
2011	$1,343,000	$396,000	—	$1,739,000
2010	$737,000	$606,000	—	$1,343,000
2009	—	$737,000	—	$737,000

(C)	Charges to Costs and Expenses, representing foreign net operating loss, state tax credit and federal tax credit carryforwards for which utilization is uncertain.

54    KAYDON  CORPORATION  FORM  10K