Form 10-Q
period 2012-03-31
KAYDON CORP
filed 2012-05-09
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding at April 30, 2012 – 32,040,772 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAYDON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$36,291	$225,214
Accounts receivable, net	88,154	78,441
Inventories, net	117,340	110,206
Other current assets	16,443	16,701

Total current assets	258,228	430,562

Property, plant and equipment, net	167,108	168,946
Goodwill, net	158,038	157,087
Other intangible assets, net	30,875	31,140
Other assets	4,873	3,962

Total assets	$619,122	$791,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$17,750	$19,699
Accrued expenses	33,434	29,766
Current portion long-term debt	7,500	—

Total current liabilities	58,684	49,465

Long-term debt	142,500	—
Long-term postretirement and postemployment benefit obligations	40,079	40,442
Other long-term liabilities	17,519	17,152

Total long-term liabilities	200,098	57,594

Shareholders’ Equity:
Common stock	3,693	3,693
Other shareholders’ equity	356,647	680,945

Total shareholders’ equity	360,340	684,638

Total liabilities and shareholders’ equity	$619,122	$791,697

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$116,466	$108,341

Cost of sales	74,867	69,519

Gross profit	41,599	38,822

Selling, general and administrative expenses	24,264	21,323

Operating income	17,335	17,499

Interest expense	(388)	(97)

Interest income	125	179

Income before taxes	17,072	17,581

Provision for income taxes	4,951	5,591

Net income	$12,121	$11,990

Earnings per share:
Basic	$0.38	$0.36

Diluted	$0.38	$0.36

Dividends declared per share	$10.70	$0.19

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$12,121	$11,990
Other comprehensive income

Cumulative currency translation adjustments	4,313	3,565

Adjustment to pension benefit liability, net of tax	775	516

Adjustment to postretirement benefit liability, net of tax	(180)	(273)

Total other comprehensive income	4,908	3,808

Total comprehensive income	$17,029	$15,798

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash Flows from Operating Activities:
Net income	$12,121	$11,990
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,010	4,821
Amortization of intangible assets	739	665
Amortization of stock awards	891	906
Stock option compensation expense	1,116	321
Excess tax benefits from stock-based compensation	(702)	(21)
Deferred financing fees	346	97
Contributions to qualified pension plans	(634)	(478)
Net change in receivables, inventories and trade payables	(18,216)	(10,459)
Net change in other assets and liabilities	5,286	(571)

Net cash from operating activities	5,957	7,271

Cash Flows from Investing Activities:
Capital expenditures	(3,307)	(4,328)
Dispositions of property, plant and equipment	1,793	69

Net cash used in investing activities	(1,514)	(4,259)

Cash Flows from Financing Activities:
Cash dividends paid	(342,490)	(6,279)
Purchase of treasury stock	(1,199)	(13,976)
Proceeds from long-term borrowings	150,000	—
Debt issuance costs	(1,357)	—
Excess tax benefits from stock-based compensation	702	21
Proceeds from exercise of stock options	15	39

Net cash used in financing activities	(194,329)	(20,195)

Effect of exchange rate changes on cash and cash equivalents	963	2,480

Net decrease in cash and cash equivalents	(188,923)	(14,703)
Cash and cash equivalents – Beginning of period	225,214	286,648

Cash and cash equivalents – End of period	$36,291	$271,945

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation:

The accompanying consolidated financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles and SEC rules and regulations, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with prescribed SEC rules. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

When appropriate, certain items in the prior period financial statements may be reclassified to conform to the presentation used in the current period.

(2) Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Money market and other short-term funds	$14,500	$194,501
Time deposits, other interest bearing accounts, and other cash	21,791	30,713

Total cash and cash equivalents	$36,291	$225,214

(3) Inventories:

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw material	$44,570	$42,168
Work in process	32,593	29,408
Finished goods	40,177	38,630

Total inventories	$117,340	$110,206

(4) Special Dividend:

On February 22, 2012, Kaydon’s Board of Directors declared a special cash dividend of $10.50 per common share payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. The Company paid the $336.1 million special cash dividend on March 26, 2012 using existing cash balances and the net proceeds from borrowings under the senior term loan facility as more fully described in Note 7 Long-term Debt.

(5) Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per share for the periods presented with amounts in thousands, except per share data:

	Three Months Ended
	March 31, 2012	April 2, 2011
Earnings per share—Basic
Net income	$12,121	$11,990
Less: Net earnings allocated to participating securities—Basic	(111)	(121)

Income available to common shareholders—Basic	$12,010	$11,869
Weighted average common shares outstanding—Basic	31,734	32,552

Earnings per share—Basic	$0.38	$0.36

Earnings per share—Diluted
Net income	$12,121	$11,990
Less: Net earnings allocated to participating securities—Diluted	(111)	(121)

Income available to common shareholders—Diluted	$12,010	$11,869

Weighted average common shares outstanding—Diluted
Weighted average common shares outstanding—Basic	31,734	32,552
Potential dilutive shares resulting from stock options	23	27

Weighted average common shares outstanding—Diluted	31,757	32,579

Earnings per share—Diluted	$0.38	$0.36

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Shares excluded	415	385

(6) Business Segment Information:

The Company has two reporting segments: Friction Control Products and Velocity Control Products. On April 8, 2011, the Company completed the acquisition of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in the Velocity Control Products segment. The Company’s remaining operating segments are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization expenses, certain corporate administrative expenses, and other amounts. Amounts shown below are in thousands.

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales
Friction Control Products	$65,803	$60,872
Velocity Control Products	24,299	19,626
Other Industrial Products	26,364	27,843

Total consolidated net sales	$116,466	$108,341

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating income
Friction Control Products	$11,819	$9,874
Velocity Control Products	5,842	5,826
Other Industrial Products	1,909	2,537

Total segment operating income	19,570	18,237

Items not allocated to segment operating income	(2,235)	(738)

Interest expense	(388)	(97)
Interest income	125	179

Income before taxes	$17,072	$17,581

(7) Long-term Debt:

In September 2010, the Company entered into a credit agreement (the “2010 credit agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The 2010 credit agreement was terminated on March 26, 2012. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. Loans under the credit agreement bear interest at a floating rate at the Company’s option as Eurocurrency rate loans or base rate loans. The term loan bears interest at a floating rate based on LIBOR plus an applicable margin, initially 1.375 percent, and is payable monthly, bimonthly or quarterly in accordance with the terms of the 2012 credit agreement. In addition, the 2012 credit agreement also provides for a $250.0 million senior revolving credit facility, the proceeds of which may be used by the Company for working capital and general corporate purposes, including acquisitions, payment of dividends and repurchases of the Company’s capital stock. The 2012 credit agreement matures on March 27, 2017 and is guaranteed by the Company and certain of its subsidiaries. It is also secured by a pledge of a portion of a wholly owned subsidiary and additional guarantees and/or pledges of current or future subsidiaries may be required in the future under the provisions of the 2012 credit agreement. In connection with the termination of the 2010 credit agreement, the Company accelerated the recognition of $0.2 million of deferred financing fees related to the unamortized portion of the debt issuance costs associated with lenders who are not parties to the 2012 credit agreement. The remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement will be amortized using the effective interest method over the life of the 2012 credit agreement which expires on March 27, 2017.

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts under the provisions of the 2012 credit agreement. The remaining balance of the term loan will be due on March 27, 2017. At March 31, 2012, $7.5 million of the term loan was included in the current portion of long-term debt line in the current liabilities section of the balance sheet and $142.5 million of the term loan was included in the long-term debt line in the long-term liabilities section of the balance sheet.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate borrowings under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at March 31, 2012. Taking into account $3.8 million of letters of credit issued under the credit agreement, the Company had available credit under the 2012 credit agreement of $246.2 million at March 31, 2012.

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

The changes in the carrying value of goodwill for the three months ended March 31, 2012, were as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2012
Goodwill	$56,381	$56,874	$62,532	$175,787
Accumulated impairment losses	—	—	(18,700)	(18,700)

Net Balance	$56,381	$56,874	$43,832	$157,087
Effect of foreign currency exchange rate changes	541	410	—	951
Balance at March 31, 2012
Goodwill	$56,922	$57,284	$62,532	$176,738
Accumulated impairment losses	—	—	(18,700)	(18,700)

Net Balance	$56,922	$57,284	$43,832	$158,038

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.

Other intangible assets are summarized as follows (in thousands):

	March 31, 2012		December 31, 2011
Amortized Intangible Assets	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships and lists	$42,200	$20,721	$41,791	$20,096
Patents and developed technology	7,775	4,588	7,724	4,462
Distributor agreements	374	286	374	277
Product names	320	225	320	219

	$50,669	$25,820	$50,209	$25,054

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Amounts shown below are in thousands.

Unamortized Intangible Assets	March 31, 2012 Carrying Value	December 31, 2011 Carrying Value
Trademarks	$6,026	$5,985

Aggregate Intangible Assets Amortization Expense
For the three months ended March 31, 2012		$739
For the three months ended April 2, 2011		$665

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2012		$3,053
For the year ending December 31, 2013		$2,759
For the year ending December 31, 2014		$2,463
For the year ending December 31, 2015		$2,127
For the year ending December 31, 2016		$2,029

(9) Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows (in thousands):

Pension Benefits	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$825	$777
Interest cost	1,749	1,714
Expected return on plan assets	(2,129)	(2,120)
Amortization of:
Unrecognized net prior service cost	2	16
Unrecognized net actuarial loss	1,239	810

Total	$1,686	$1,197

Postretirement Benefits	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$20	$23
Interest cost	69	74
Amortization of:
Unrecognized net prior service credit	(176)	(325)
Unrecognized net actuarial gain	(113)	(113)

Total	$(200)	$(341)

The Company contributed $0.6 million to its qualified pension plans in the three months ended March 31, 2012 and expects to contribute an aggregate of $10.0 million to its qualified and non-qualified pension plans for full year 2012.

(10) Stock-Based Compensation:

A summary of restricted stock award information pursuant to the Company’s equity incentive plans for the three months ended March 31, 2012 is as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2012	311,237	$36.21
Granted	63,750	$35.48
Vested	(112,549)	$38.01
Canceled	(11,578)	$35.38

Outstanding at March 31, 2012	250,860	$35.26

In addition to restricted stock shown in the above table, in the first quarter of 2012, the Company also granted performance based restricted stock awards under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (the “Plan”). On the grant date, recipients were granted 34,800 restricted shares pursuant to the award agreement equal to the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period. Partial vesting of a minimum of 50 percent of the target shares will vest in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Awards will be fully vested upon a change of control as required by the Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date. Compensation expense related to all restricted stock awards was $0.9 million in both the three months ended March 31, 2012 and the three months ended April 2, 2011.

A summary of stock option information pursuant to the Company’s equity incentive plans for the three months ended March 31, 2012 is as follows:

	Options	Wtd. Avg. Ex. Price
Outstanding at January 1, 2012	619,000	$28.33
Granted	98,000	$24.85
Canceled	(30,900)	$25.95
Exercised	(600)	$14.93

Outstanding at March 31, 2012	685,500	$27.96

Exercisable at March 31, 2012	487,700	$29.41

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted in the first quarter of 2012, the option value was determined using the following weighted average assumptions, which represent the current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.28%
Expected dividend yield	2.77%
Expected life in years	6.5
Expected volatility	36.4%

Compensation expense related to stock options was $1.1 million in the three months ended March 31, 2012 and $0.3 million in the three months ended April 2, 2011. The amount recorded in the first quarter of 2012 included $0.8 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to the February 22, 2012, amendment of the adjustment provision of the Plan which provides for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options subsequently granted under existing stock option programs will require such modification. The weighted average prices in the above table reflect the modification of the prices of each option. An additional $0.2 million of costs associated with the modification of certain options will be recorded over the remaining vesting periods of those options. The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected remaining contractual life in years	5.9
Expected volatility	35.1%

(11) Other Matters:

At March 31, 2012, the Company had approximately $8.3 million of working capital, or $3.8 million after reserves, invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the supplied bearings. The Company is confident that its bearings were manufactured to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse Kaydon for inventory costs incurred along with lost profits. In order to expedite the resolution of this matter, Kaydon agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed. An arbitration panel was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. Following certain post-hearing arbitration procedures, a final non-appealable ruling from the arbitrators is expected in 2012. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011 the Company reserved $4.1 million for the write down of the value of the inventory to scrap value. The Company continues to remain confident in the merits of its claim against the customer and the potential for recovery through the arbitration process of all or a portion of the inventory value. Based on the Company’s monitoring of the customer’s liquidity and cash flows, the Company believes that the receivable is collectible. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, the Company believes that it is reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. However, due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss can be made at this time. This matter is within the Friction Control Products segment.

(12) Taxes:

The effective tax rate for the three months ended March 31, 2012 equaled 29.0 percent compared to 31.8 percent in the three months ended April 2, 2011. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to permanently reinvested foreign earnings which are taxed at lower rates than the U.S. rate.

(13) Acquisition:

On April 8, 2011, the Company completed the purchase of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in the Velocity Control Products reporting segment.

(14) Fair Value Measurement:

The Company had no material non-financial assets or liabilities recorded at fair value at March 31, 2012.

(15) Impact of Recently Issued Accounting Pronouncements:

New accounting guidance was issued in 2011 to require more prominent disclosure of Comprehensive Income. The Company adopted this guidance and now includes the Consolidated Statements of Comprehensive Income to present net income, items of other comprehensive income and total comprehensive income as allowed under this guidance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of alternative energy, military, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter.

Our performance in the three months ended March 31, 2012 compared to the three months ended April 2, 2011 reflected increased wind energy sales and the inclusion of the results of Hahn, a business that we acquired early in the second quarter of 2011, which more than offset a decrease in sales of products serving industrial markets.

During the first quarter of 2012 we completed the recapitalization of the Company. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility which was used to fund a portion of our $10.50 per common share special dividend to shareholders paid on March 26, 2012. The remaining portion of the dividend was funded from our available cash balances. Costs associated with the recapitalization totaled $1.3 million which included non-cash stock option modification costs, the immediate recognition of certain unamortized debt issuance costs associated with our prior credit agreement, and the effect of the special dividend on certain benefit costs. Other significant items affecting the comparison of the first quarter 2012 results to the 2011 first quarter results included $1.1 million in costs related to our manufacturing consolidation program which were incurred during the 2011 first quarter, a $0.5 million reduction in due diligence costs in the first quarter of 2012 compared to the prior first quarter, and a reduction of $0.3 million in costs related to a customer arbitration matter in the first quarter of 2012 compared to the prior first quarter.

At March 31, 2012 our current ratio was 4.4 to 1 and working capital totaled $199.5 million, reflecting the reduction in cash associated with our first quarter 2012 recapitalization. We believe that our current cash position at March 31, 2012 of $36.3 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth, including selected stock repurchases, market share initiatives and corporate development efforts.

In summary, our future performance will be impacted by general economic conditions, national policy steps regarding renewable energy, national budgets for military expenditures, the overall strength of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.

The discussion that follows should be read in conjunction with the unaudited Consolidated Financial Statements (and the Notes thereto), included elsewhere in this report, and our 2011 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding our results of operations, financial position, cash flows, capital structure and other relevant financial information.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

	Three Months Ended
Dollars in millions, except per share amounts	March 31, 2012	% of Sales	April 2, 2011	% of Sales
Net sales	$116.5	100.0%	$108.3	100.0%

Cost of sales	74.9	64.3%	69.5	64.2%

Gross profit	41.6	35.7%	38.8	35.8%
Selling, general and administrative expenses	24.3	20.8%	21.3	19.7%

Operating income	17.3	14.9%	17.5	16.2%
Interest, net	(0.3)	(0.2)%	0.1	0.1%

Income before taxes	17.1	14.7%	17.6	16.2%
Provision for income taxes	5.0	4.3%	5.6	5.2%

Net income	$12.1	10.4%	$12.0	11.1%

Earnings per share:
Basic	$0.38		$0.36

Diluted	$0.38		$0.36

Net sales for the three months ended March 31, 2012 were $116.5 million, up $8.1 million, or 7.5 percent from $108.3 million for the three months ended April 2, 2011. The increase from the prior year first quarter was primarily the result of Hahn which was acquired in the second quarter of 2011 which provided an additional $5.7 million of net sales in the first quarter of 2012. The remaining increase in net sales was a result of a 2.3 percent increase in volume and a 0.7 percent increase in prices which was partially offset by a $0.8 million unfavorable effect of changes in foreign exchange rates. The sales volume increase from the prior year was a result of increased wind energy sales which more than offset a decrease in sales of products serving industrial markets.

Gross profit during the first quarter of 2012 increased $2.8 million or 7.2 percent compared to the first quarter of 2011. Gross profit comparisons were positively affected by $1.4 million from sales volume increases, net pricing increases of $0.9 million and the contribution of the results of Hahn. These were partially offset by unfavorable sales mix of $1.3 million and net cost increases of $0.3 million. Gross margin decreased slightly to 35.7 percent in the first quarter of 2012 compared to 35.8 percent in the first quarter of 2011.

Selling, general and administrative expenses were $24.3 million or 20.8 percent of sales during the first quarter of 2012, compared to $21.3 million or 19.7 percent of sales in the first quarter of 2011. Selling expenses, excluding the effect of the Hahn acquisition, increased $0.5 million primarily due to costs relating to our increased focus on global sales and marketing initiatives to increase revenue. General and administrative expenses, excluding the expenses contributed by Hahn, increased $1.0 million compared to the first quarter of 2011. One-time costs associated with the Company’s recapitalization accounted for the change in general and administrative expenses.

The Company’s operating income was $17.3 million in the first quarter of 2012, compared to $17.5 million in the first quarter of 2011.

During the first quarter of 2012, interest income was $0.1 million on average investment balances of $189.0 million, principally related to our investments prior to our March 26, 2012 special dividend. Interest income in the first quarter of 2011 was $0.2 million.

Interest expense equaled $0.4 million in the first quarter of 2012 including $0.2 million associated with the immediate recognition of certain fees for the 2010 credit agreement and $0.2 million associated with the amortization of our 2010 credit facility upon its termination in connection with the recapitalization and new 2012 credit facility costs. On March 26, 2012, the Company entered into a new senior credit agreement providing for a $150 million term loan and a $250 million revolving credit facility. Interest expense in the three months ended April 2, 2011 was $0.1 million, and represents the amortization of the 2010 credit facility costs.

The effective tax rate for the three months ended March 31, 2012 equaled 29.0 percent compared to 31.8 percent in the three months ended April 2, 2011. The tax rate in 2012 decreased primarily as a result of an increase in foreign earnings taxed at a lower rate than the U.S. rate.

Net income for the first quarter of 2012 was $12.1 million, or $0.38 per share on a diluted basis, compared to net income for the first quarter of 2011 of $12.0 million, or $0.36 per share on a diluted basis.

Results of Business Segments

The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating businesses are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	Three Months Ended
Dollars in millions	March 31, 2012	April 2, 2011	% Change
Sales	$65.8	$60.9	8.1%
Operating Income	$11.8	$9.9	19.7%
Operating Margin	18.0%	16.2%

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

During the three months ended March 31, 2012 sales from our Friction Control Products reporting segment totaled $65.8 million, an increase of $4.9 million compared to the three months ended April 2, 2011. The increase was a result of a $4.4 million increase in sales volume and increased pricing of $0.7 million, partially offset by a $0.2 million unfavorable effect of changes in foreign currency exchange rates. Sales increased in the wind energy, heavy equipment, and military markets, and were partially offset by decreased sales to the medical and semiconductor markets.

During the first quarter of 2012, operating income for the segment increased $1.9 million compared to the three months ended April 2, 2011, to $11.8 million. This increase was a result of a $2.7 million increase in sales volume, $1.1 million in decreased manufacturing consolidation costs, and a $0.3 million decrease in arbitration costs, which were partially offset by a $0.5 million unfavorable change in product mix, and a $1.7 million increase principally in manufacturing costs.

Velocity Control Products

	Three Months Ended
Dollars in millions	March 31, 2012	April 2, 2011	% Change
Sales	$24.3	$19.6	23.8%
Operating income	$5.8	$5.8	0.3%
Operating Margin	24.0%	29.7%

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

During the three months ended March 31, 2012 sales from our Velocity Control Products reporting segment increased $4.7 million compared to the three months ended April 2, 2011, to $24.3 million. The sales growth was a result of the inclusion of Hahn which was acquired in the second quarter of 2011. This resulted in an additional $5.7 million in revenue. There were also favorable pricing impacts of $0.6 million which were partially offset by decreased other volume of $1.0 million principally in our international markets, and a $0.6 million unfavorable effect of changes in foreign currency exchange rates.

During the three months ended March 31, 2012, operating income for the segment compared to the three months ended April 2, 2011, was flat at $5.8 million in each period. The favorable pricing impact of $0.6 million and the contribution of the Hahn results were offset by decreased volume and unfavorable mix of $1.0 million, increased selling expenses of $0.5 million in support of global sales initiatives, and a $0.2 million increase in manufacturing costs.

Other Industrial Products

	Three Months Ended
Dollars in millions	March 31, 2012	April 2, 2011	% Change
Sales	$26.4	$27.8	-5.3%
Operating income	$1.9	$2.5	-24.8%
Operating Margin	7.2%	9.1%

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

First quarter 2012 sales of our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $26.4 million, compared to $27.8 million in the first quarter of 2011. The reduction in sales was a result of decreased volume of $0.8 million and lower selling prices of $0.6 million.

Operating income of Other Industrial Products totaled $1.9 million during the three months ended March 31, 2012, compared to $2.5 million in the three months ended April 2, 2011. The decrease was due to an unfavorable sales volume impact of $0.3 million and an unfavorable price/mix impact of $0.4 million.

Liquidity and Capital Resources

Kaydon’s primary capital requirements are to fund our operations, including working capital and capital expansion/improvements as well as to fund our strategies for future growth and shareholder value, including market share initiatives and business development activities. We will continue to invest in growth opportunities while continuously focusing on working capital and operational efficiencies. In addition, we expect to service our debt with cash generated from operations.

At March 31, 2012 the Company’s current ratio was 4.4 to 1 and working capital totaled $199.5 million, including $36.3 million of cash and cash equivalents. At December 31, 2011, the current ratio was 8.7 to 1 and working capital totaled $381.1 million, including cash and cash equivalents of $225.2 million. The reduction in working capital was a result of a $336.1 million payment on March 26, 2012 for a special dividend of $10.50 per common share which was in part funded by $186.1 million in cash.

Net cash from operating activities during the first quarter of 2012 was $6.0 million, compared to first quarter 2011 net cash from operating activities of $7.3 million. The decrease was primarily due to a larger increase in working capital items in the first quarter of 2012 compared to the first quarter of 2011. This was partially offset by an increase in cash generated from other assets and liabilities in the first quarter of 2012 compared to the first quarter of 2011. The increase in working capital items in the first quarter of 2012 exceeded the increase in the first quarter of 2011 by $7.8 million, principally due to a reduction in accounts payable balances in the first quarter of 2012 compared to an increase in the first quarter of 2011. Cash from the change in other assets and liabilities increased by $5.9 million in the first quarter of 2012 compared to the first quarter of 2011, due principally to the reduction in incentive compensation payments in the first quarter of 2012 compared to the first quarter of 2011, and increased tax accruals in the first quarter of 2012 compared to the prior first quarter.

Net inventories at March 31, 2012 were $117.3 million, an increase of $7.1 million compared to the $110.2 million of inventory at December 31, 2011. Inventory turns for the three months ended March 31, 2012 equaled 2.6 turns compared to 2.8 turns for the three months ended April 2, 2011.

We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory at March 31, 2012 is fully realizable.

However, at March 31, 2012, we had approximately $8.3 million of working capital, or $3.8 million after reserves invested on behalf of an international wind energy customer. This includes past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the supplied bearings. We are confident that our bearings were manufactured to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred along with lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed. An arbitration panel was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. Following certain post-hearing arbitration procedures, a final non-appealable ruling from the arbitrators is expected in 2012. With the completion of arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011 we reserved $4.1 million for the write down of the value of the inventory to scrap value. Based on our monitoring of the customer’s liquidity and cash flows, we believe that the receivable and any potential arbitration awards are collectible. We continue to remain confident in the merits of our claim against the customer and the potential for recovery through the arbitration process of all or a portion of the inventory value. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, we believe that it is reasonably possible, but not probable that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. However, due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss can be made at this time. This matter is within the Friction Control Products segment.

During the first quarter of 2012, we paid regular cash dividends of $6.4 million compared to $6.3 million in the three months ended April 2, 2011, reflecting an increased dividend rate of $0.20 per common share paid in the first quarter of 2012 compared to $0.19 per common share paid in the first quarter of 2011. In addition, a special dividend of $10.50 per common share was paid in the first quarter of 2012 which totaled $336.1 million. Share repurchases in the three months ended March 31, 2012 totaled 36,742 shares for $1.2 million compared to 357,091 shares for $14.0 million in the three months ended April 2, 2011. We believe that our current cash position at March 31, 2012 of $36.3 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth, including selected stock repurchases, market share initiatives and corporate development efforts.

On March 26, 2012, we terminated our former 2010 credit agreement and entered into a new $400 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. Under the provisions of the 2012 credit agreement, the Company is required to repay the term loan in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, of $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. The Company expects to service this obligation through cash generated from operations over the period of the 2012 credit agreement. The 2012 credit agreement also provides for a $250.0 million senior revolving credit facility. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at March 31, 2012. Taking into account $3.8 million of letters of credit issued under the 2012 credit agreement, we had available credit under the 2012 credit agreement of $246.2 million at March 31, 2012.

Outlook

Our performance during the first quarter of 2012 reflects the expected increase in wind energy sales and the inclusion of the results of Hahn which was acquired in the second quarter of 2011. Looking ahead to the second quarter, we anticipate continued strong wind energy sales and expect to see improvement in both non-wind orders and shipments resulting in sequential improvement in second quarter sales and profitability.

Looking ahead to the second half of 2012, we anticipate a slowdown in the wind energy market as we get closer to the expected year-end expiration of the Production Tax Credit (PTC), a federal per kilowatt hour tax incentive available to producers of electricity generated by wind facilities placed in service prior to December 31,2012. In the event an extension of the PTC is not enacted, we will need to consider additional operating cost reductions. In our base industrial businesses we expect margin improvements due to increased volume and improved efficiencies due to our completed manufacturing consolidation.

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

We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from first party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the critical accounting policies disclosed in that report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks which exist as part of the Company’s ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to our outstanding term debt which is at a floating interest rate, currently LIBOR plus an applicable margin, initially 1.375 percent. A 10 percent increase in the weighted average interest rates paid by the Company would not have a material impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of the Company’s currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, the Company periodically enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the three fiscal months ended March 31, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
January 1 to January 28	28,728	$31.81	28,728	1,176,610
January 29 to February 25	0	0	0	1,176,610
February 26 to March 31	8,014	$35.59	8,014	1,168,596

Total	36,742	$32.63	36,742	1,168,596

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Amendment No. 1 to Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 22, 2012 and incorporated herein by reference)

10.2	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Non-Qualified Stock Option Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 22, 2012 and incorporated herein by reference)

10.3	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Performance Award Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 22, 2012 and incorporated herein by reference)

10.4	Employee Severance Agreement dated March 5, 2012 by and between Kaydon Corporation and Timothy J. Heasley (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 5, 2012 and incorporated herein by reference)

10.5	CICC Agreement dated March 5, 2012 by and between Kaydon Corporation and Timothy J. Heasley (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 5, 2012 and incorporated herein by reference)

10.6	Credit Agreement, dated as of March 26, 2012, among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Syndication Agents, PNC Bank, National Association, as Documentation Agent and J.P. Morgan Securities LLC as Sole Lead Arranger and Sole Book Runner (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 26, 2012 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 9, 2012	/s/ Timothy J. Heasley
Timothy J. Heasley
Senior Vice President, Chief Financial Officer

May 9, 2012	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer