Form 10-Q
period 2012-06-30
KAYDON CORP
filed 2012-07-27
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock Outstanding at July 23, 2012 – 32,084,636 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAYDON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$38,739	$225,214
Accounts receivable, net	99,047	78,441
Inventories, net	114,433	110,206
Other current assets	17,575	16,701

Total current assets	269,794	430,562

Property, plant and equipment, net	169,084	168,946
Goodwill, net	189,198	157,087
Other intangible assets, net	50,399	31,140
Other assets	5,312	3,962

Total assets	$683,787	$791,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,057	$19,699
Accrued expenses	33,651	29,766
Current portion long-term debt	8,438	—

Total current liabilities	63,146	49,465

Long-term debt	189,687	—
Long-term postretirement and postemployment benefit obligations	44,436	40,442
Other long-term liabilities	24,408	17,152

Total long-term liabilities	258,531	57,594

Shareholders’ Equity:
Common stock	3,693	3,693
Other shareholders’ equity	358,417	680,945

Total shareholders’ equity	362,110	684,638

Total liabilities and shareholders’ equity	$683,787	$791,697

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$124,373	$122,029	$240,839	$230,370
Cost of sales	83,371	78,045	158,238	147,564

Gross profit	41,002	43,984	82,601	82,806
Selling, general and administrative expenses	23,532	23,537	47,796	44,860

Operating income	17,470	20,447	34,805	37,946
Interest expense	(795)	(98)	(1,183)	(195)
Interest income	54	110	179	289

Income before taxes	16,729	20,459	33,801	38,040
Provision for income taxes	5,035	6,301	9,986	11,892

Net income	$11,694	$14,158	$23,815	$26,148

Earnings per share:
Basic	$0.37	$0.44	$0.74	$0.80

Diluted	$0.36	$0.43	$0.74	$0.80

Dividends declared per share	$0.20	$0.19	$10.90	$0.38

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$11,694	$14,158	$23,815	$26,148
Other comprehensive income

Cumulative currency translation adjustments	(5,310)	1,698	(997)	5,263

Adjustment to pension benefit liability, net of tax	775	516	1,550	1,032

Adjustment to postretirement benefit liability, net of tax	(180)	(273)	(360)	(546)

Total other comprehensive income (loss)	(4,715)	1,941	193	5,749

Total comprehensive income	$6,979	$16,099	$24,008	$31,897

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net income	$23,815	$26,148
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,175	9,967
Amortization of intangible assets	1,578	1,458
Amortization of stock awards	1,795	2,023
Stock option compensation expense	1,335	678
Excess tax benefits from stock-based compensation	(673)	(58)
Deferred financing fees	470	194
Non-cash postretirement benefits curtailment gain	—	(142)
Contributions to qualified pension plans	(2,169)	(1,112)
Net change in receivables, inventories and trade payables	(16,320)	(16,642)
Net change in other assets and liabilities	3,940	(1,701)

Net cash from operating activities	23,946	20,813

Cash Flows from Investing Activities:
Capital expenditures	(8,122)	(7,731)
Dispositions of property, plant and equipment	1,961	77
Acquisition of business, net of cash acquired	(51,567)	(39,047)

Net cash used in investing activities	(57,728)	(46,701)

Cash Flows from Financing Activities:
Cash dividends paid	(348,892)	(12,509)
Purchase of treasury stock	(1,199)	(28,150)
Proceeds from long-term borrowings	200,000	—
Repayments of long-term borrowings	(1,874)	—
Debt issuance costs	(1,357)	—
Excess tax benefits from stock-based compensation	673	58
Proceeds from exercise of stock options	112	39

Net cash used in financing activities	(152,537)	(40,562)

Effect of exchange rate changes on cash and cash equivalents	(156)	3,069

Net decrease in cash and cash equivalents	(186,475)	(63,381)
Cash and cash equivalents – Beginning of period	225,214	286,648

Cash and cash equivalents – End of period	$38,739	$223,267

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

(2) Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Money market and other short-term funds	$14,526	$194,501
Time deposits, other interest bearing accounts, and other cash	24,213	30,713

Total cash and cash equivalents	$38,739	$225,214

(3) Inventories:

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw material	$46,325	$42,168
Work in process	29,729	29,408
Finished goods	38,379	38,630

Total inventories	$114,433	$110,206

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

(5) Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per share for the periods presented with amounts in thousands, except per share data:

	Three Months Ended
	June 30, 2012	July 2, 2011
Earnings per share – Basic
Net income	$11,694	$14,158
Less: Net earnings allocated to participating securities – Basic	(100)	(141)

Income available to common shareholders – Basic	$11,594	$14,017
Weighted average common shares outstanding – Basic	31,755	32,205

Earnings per share – Basic	$0.37	$0.44

Earnings per share – Diluted
Net income	$11,694	$14,158
Less: Net earnings allocated to participating securities – Diluted	(100)	(141)

Income available to common shareholders – Diluted	$11,594	$14,017

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,755	32,205
Potential dilutive shares resulting from stock options	21	28

Weighted average common shares outstanding – Diluted	31,776	32,233

Earnings per share – Diluted	$0.36	$0.43

	Six Months Ended
	June 30, 2012	July 2, 2011
Earnings per share – Basic
Net income	$23,815	$26,148
Less: Net earnings allocated to participating securities – Basic	(225)	(270)

Income available to common shareholders – Basic	$23,590	$25,878
Weighted average common shares outstanding – Basic	31,744	32,406

Earnings per share – Basic	$0.74	$0.80

Earnings per share – Diluted
Net income	$23,815	$26,148
Less: Net earnings allocated to participating securities – Diluted	(225)	(270)

Income available to common shareholders – Diluted	$23,590	$25,878

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,744	32,406
Potential dilutive shares resulting from stock options	25	28

Weighted average common shares outstanding – Diluted	31,769	32,434

Earnings per share – Diluted	$0.74	$0.80

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the periods shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Shares excluded	581	421	416	403

(6) Business Segment Information:

The Company has two reporting segments: Friction Control Products and Velocity Control Products. On April 8, 2011, the Company completed the acquisition of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn, based in Aichwald, Germany, manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. Hahn’s results are included in the Velocity Control Products segment. On June 5, 2012, the Company completed the acquisition of all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”). Fabreeka, based in Stoughton, Massachusetts, is a leading provider of engineered vibration-isolation and shock-control products across numerous end-markets. Fabreeka’s results are included in the Velocity Control Products segment. The Company’s remaining operating segments are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization expenses, certain corporate administrative expenses, and other amounts. Amounts shown below are in thousands.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
Friction Control Products	$71,525	$65,773	$137,328	$126,645
Velocity Control Products	24,488	25,331	48,787	44,957
Other Industrial Products	28,360	30,925	54,724	58,768

Total consolidated net sales	$124,373	$122,029	$240,839	$230,370

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating income

Friction Control Products	$10,174	$11,526	$21,993	$21,400
Velocity Control Products	5,708	5,884	11,550	11,710
Other Industrial Products	3,020	4,395	4,929	6,932

Total segment operating income	18,902	21,805	38,472	40,042

Items not allocated to segment operating income	(1,432)	(1,358)	(3,667)	(2,096)

Interest expense	(795)	(98)	(1,183)	(195)
Interest income	54	110	179	289

Income before taxes	$16,729	$20,459	$33,801	$38,040

(7) Long-term Debt:

In September 2010, the Company entered into a credit agreement (the “2010 credit agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The 2010 credit agreement was terminated on March 26, 2012. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. In addition, the 2012 credit agreement also provides for a $250.0 million senior revolving credit facility, the proceeds of which may be used by the Company for working capital and general corporate purposes, including acquisitions, payment of dividends and repurchases of the Company’s capital stock. On June 5, 2012, the Company borrowed $50.0 million under the senior revolving credit agreement to fund the acquisition of Fabreeka.

The 2012 credit agreement matures on March 27, 2017 and is guaranteed by the Company and certain of its subsidiaries. It is also secured by a pledge of a portion of a wholly owned subsidiary and additional guarantees and/or pledges of current or future subsidiaries may be required in the future under the provisions of the 2012 credit agreement. In connection with the termination of the 2010 credit agreement, the Company accelerated the recognition of $0.2 million of deferred financing fees related to the unamortized portion of the debt issuance costs associated with lenders who are not parties to the 2012 credit agreement. The remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement are being amortized over the life of the 2012 credit agreement. Loans under the credit agreement bear interest at a floating rate, based on LIBOR plus an applicable margin, and are payable monthly, bimonthly or quarterly in accordance with the terms of the 2012 credit agreement.

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts under the provisions of the 2012 credit agreement. The remaining balance of the term loan will be due on March 27, 2017. At June 30, 2012, $8.4 million of the term loan was included in the current portion of long-term debt line and $139.7 million of the term loan was included in the long-term debt line of the balance sheet.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate the repayment of obligations under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at June 30, 2012. Taking into account the borrowings under the revolving credit agreement and $3.7 million of letters of credit issued under the credit agreement, the Company had unused credit under the 2012 credit agreement of $196.3 million at June 30, 2012.

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

The changes in the carrying value of goodwill for the six months ended June 30, 2012, were as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2012
Goodwill	$56,381	$56,874	$62,532	$175,787
Accumulated impairment losses	—	—	(18,700)	(18,700)

Net Balance	$56,381	$56,874	$43,832	$157,087
Effect of foreign currency exchange rate changes	164	(393)	—	(229)
Goodwill acquired	—	32,340	—	32,340
Balance at June 30, 2012
Goodwill	$56,545	$88,821	$62,532	$207,898
Accumulated impairment losses	—	—	(18,700)	(18,700)

Net Balance	$56,545	$88,821	$43,832	$189,198

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002. The Company recorded a provisional estimate of its acquired goodwill of $32.3 million in the second quarter of 2012 associated with its June 5, 2012 acquisition of Fabreeka. The Company also recorded a provisional estimate of the other intangible assets acquired in that acquisition. A value of $11.4 million was assigned to customer lists which are being amortized over ten years. A value of $9.7 million was assigned to the non-amortizing trade name intangible asset. These provisional estimates were based on preliminary third party valuations of certain intangible assets; thus, the provisional measurements of goodwill, other intangible assets, and deferred income taxes are subject to change pending the finalization of these valuations.

Other intangible assets are summarized as follows (in thousands):

	June 30, 2012		December 31, 2011
Amortized Intangible Assets	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships and lists	$52,802	$21,367	$41,791	$20,096
Patents and developed technology	7,855	4,706	7,724	4,462
Distributor agreements	374	293	374	277
Product names	320	231	320	219

	$61,351	$26,597	$50,209	$25,054

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Amounts shown below are in thousands.

Unamortized Intangible Assets	June 30, 2012 Carrying Value	December 31, 2011 Carrying Value
Trademarks and trade names	$15,645	$5,985

Aggregate Intangible Assets Amortization Expense
For the six months ended June 30, 2012		$1,578
For the six months ended July 2, 2011		$1,458

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2012		$3,608
For the year ending December 31, 2013		$3,799
For the year ending December 31, 2014		$3,503
For the year ending December 31, 2015		$3,168
For the year ending December 31, 2016		$3,070

(9) Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows (in thousands):

Pension Benefits	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$852	$776	$1,677	$1,553
Interest cost	1,803	1,715	3,552	3,429
Expected return on plan assets	(2,188)	(2,120)	(4,317)	(4,240)
Amortization of:
Unrecognized net prior service cost	1	16	3	32
Unrecognized net actuarial loss	1,239	810	2,478	1,620

Total	$1,707	$1,197	$3,393	$2,394

Postretirement Benefits	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$19	$23	$39	$46
Interest cost	69	73	138	147
Amortization of:
Unrecognized net prior service credit	(175)	(325)	(351)	(650)
Unrecognized net actuarial gain	(112)	(112)	(225)	(225)
Curtailment gain	—	(142)	—	(142)

Total	$(199)	$(483)	$(399)	$(824)

(10) Stock-Based Compensation:

A summary of time vesting restricted stock award information pursuant to the Company’s equity incentive plans for the six months ended June 30, 2012 is as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2012	311,237	$36.21
Granted	83,450	$32.31
Vested	(112,549)	$38.01
Canceled	(11,978)	$35.49

Outstanding at June 30, 2012	270,160	$34.29

In addition to restricted stock shown in the above table, in the first three months of 2012, the Company granted performance based restricted stock awards under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (the “Plan”). On the grant date, recipients were granted 34,800 restricted shares pursuant to the award agreement equal to the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period. Partial vesting of a minimum of 50 percent of the target shares will occur in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Awards will be fully vested upon a change of control as required by the Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. In the second quarter of 2012 the Company granted 23,064 performance based restricted shares which will vest at specified levels similar to those granted in the first quarter 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period which begins in 2013. The target awards were valued at the weighted average grant date stock price of $21.66. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date based on the number of restricted shares that vest. Compensation expense related to all restricted stock awards was $0.9 million and $1.8 million in the second quarter and first half of 2012, respectively. Compensation expense related to restricted stock awards was $1.1 million and $2.0 million in the second quarter and first half of 2011, respectively.

A summary of stock option information pursuant to the Company’s equity incentive plans for the six months ended June 30, 2012 is as follows:

	Options	Wtd. Avg. Ex. Price
Outstanding at January 1, 2012	619,000	$28.33
Granted	115,500	$24.61
Canceled	(30,900)	$25.95
Exercised	(7,600)	$13.98

Outstanding at June 30, 2012	696,000	$27.98

Exercisable at June 30, 2012	500,300	$29.58

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted in the first half of 2012, the option value was determined using the following weighted average assumptions, which represent the expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.29%
Expected dividend yield	2.87%
Expected life in years	6.5
Expected volatility	36.4%

Compensation expense related to stock options was $0.2 million and $1.3 million in the second quarter and first half of 2012, respectively. Compensation expense related to stock options was $0.4 million and $0.7 million in the second quarter and first half of 2011, respectively. The amount recorded in the first half of 2012 included $0.8 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to a February 2012 amendment of the adjustment provision of the Plan which provides for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options subsequently granted under existing stock option programs will require such modification. The weighted average prices in the above table reflect the modification of the prices of each option. An additional $0.2 million of costs associated with the modification of certain options is being recorded over the remaining vesting periods of those options. The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected remaining contractual life in years	5.9
Expected volatility	35.1%

(11) Other Matters:

At June 30, 2012, the Company had approximately $8.3 million of working capital, or $3.8 million after reserves, invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid the Company and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the supplied bearings. The Company is confident that its bearings were manufactured to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of the Company’s control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse Kaydon for inventory costs incurred along with lost profits. In order to expedite the resolution of this matter, Kaydon agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed. An arbitration panel was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. A final non-appealable ruling from the arbitrators is expected in 2012. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011 the Company reserved $4.1 million for the write down of the value of the inventory to scrap value. The Company continues to remain confident in the merits of its claim against the customer and the potential for recovery through the arbitration process of all or a portion of the inventory value. Based on information publicly available at the present time, the Company believes the receivable is collectible. The Company has learned that the customer has obligations coming due later this year and due to the uncertainties of the customer’s plans to satisfy these obligations, the Company will continue to monitor the customer’s liquidity and assess the collectability of the receivable. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, the Company believes that it is reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. However, due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss can be made at this time. This matter is within the Friction Control Products segment.

(12) Taxes:

The effective tax rate for the three months ended June 30, 2012 equaled 30.1 percent compared to 30.8 percent in the three months ended July 2, 2011. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to permanently reinvested foreign earnings which are taxed at lower rates than the U.S. rate.

(13) Acquisitions:

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

On June 5, 2012, the Company completed the acquisition of all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”) for cash consideration of approximately $53 million. Fabreeka, based in Stoughton, Massachusetts, is a leading provider of engineered vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions. Fabreeka’s products control unwanted shock vibration to help reduce wear, maintenance costs and down time for its customers, serving a diverse customer base across numerous end-markets, such as test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. Fabreeka’s results are included in the Velocity Control Products segment. As disclosed in Note 8, the Company recorded a provisional estimate of the value of goodwill, other intangible assets, and deferred taxes associated with the acquisition. The provisional measurements of goodwill, other intangible assets, certain tangible assets, and deferred income taxes are subject to change pending the finalization of the third party valuations. In addition, final purchase price adjustments, including a customary working capital adjustment, are expected to be completed in the second half of 2012.

(14) Fair Value Measurement:

The Company had no material non-financial assets or liabilities recorded at fair value at June 30, 2012. The fair value of the Company’s debt approximated the carrying value and the carrying value is repayable at par at any time.

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

During the second quarter of 2012 we acquired Fabreeka Group Holdings, Inc. (“Fabreeka”) for approximately $53 million. Fabreeka is a leading provider of engineered vibration isolation and shock control products serving a diverse customer base across numerous end markets including test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. The acquisition was financed with $50 million of borrowings under Kaydon’s existing $250 million revolving credit facility and available cash.

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

Our performance in the three months ended June 30, 2012 compared to the three months ended July 2, 2011 reflected increased wind energy sales and the inclusion of the results of Fabreeka, subsequent to our June 5, 2012 acquisition, which more than offset a decrease in sales of products serving industrial markets. The favorable earnings impact of this growth was more than offset by unfavorable product mix, lower cost absorption due to reduced manufacturing activity, and higher due diligence and acquisition related costs.

At June 30, 2012 our current ratio was 4.3 to 1 and working capital totaled $206.6 million. We believe that our current cash position at June 30, 2012 of $38.7 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth, including selected stock repurchases, market share initiatives and corporate development efforts.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

	Three Months Ended
Dollars in millions, except per share amounts	June 30, 2012	% of Sales	July 2, 2011	% of Sales
Net sales	$124.4	100.0%	$122.0	100.0%
Cost of sales	83.4	67.0%	78.0	64.0%

Gross profit	41.0	33.0%	44.0	36.0%
Selling, general and administrative expenses	23.5	18.9%	23.5	19.3%

Operating income	17.5	14.0%	20.4	16.8%
Interest, net	(0.7)	(0.6%)	0.0	0.0%

Income before taxes	16.7	13.5%	20.5	16.8%
Provision for income taxes	5.0	4.0%	6.3	5.2%

Net income	$11.7	9.4%	$14.2	11.6%

Earnings per share:
Basic	$0.37		$0.44

Diluted	$0.36		$0.43

Amounts and percentages in the above table may not total due to rounding.

Net sales for the three months ended June 30, 2012 were $124.4 million, up $2.3 million, or 1.9 percent from $122.0 million for the three months ended July 2, 2011. The increase from the prior year second quarter was a result of a 3.2 percent increase in volume and a 0.7 percent increase in prices which were partially offset by a $2.4 million unfavorable impact from changes in foreign exchange rates. The sales volume increase from the prior year was primarily a result of increased wind energy sales and the contribution of Fabreeka following its acquisition, which more than offset a decrease in sales of products serving industrial markets.

Gross profit for the second quarter of 2012 declined $3.0 million from the second quarter of 2011. Gross profit comparisons were negatively impacted by unfavorable sales mix of $2.0 million, lower cost absorption due to a reduction in inventories of $2.4 million, and a negative impact from changes in foreign exchange rates of $0.9 million. The negative items more than offset the favorable impact of increased sales volume of $1.8 million and reductions in manufacturing consolidation costs of $0.5 million. As a result, our gross margin of 33.0 percent declined 3.0 percentage points from in the second quarter of 2011.

Selling, general and administrative expenses were $23.5 million or 18.9 percent of sales during the second quarter of 2012, compared to $23.5 million or 19.3 percent of sales in the second quarter of 2011. Selling expenses, excluding expenses attributed to Fabreeka, increased $0.3 million primarily attributable to costs supporting our continued focus on global sales and marketing initiatives to increase revenue. General and administrative expenses, excluding expenses attributed to Fabreeka, decreased $1.0 million compared to the second quarter of 2011. A $1.0 million decrease in incentive compensation accruals and $0.7 million of income associated with an insurance claim recovery more than offset increased due diligence costs of $1.0 million principally associated with the Fabreeka acquisition.

The Company’s operating income was $17.5 million or 14.0 percent of sales in the second quarter of 2012, compared to $20.4 million or 16.8 percent of sales in the second quarter of 2011.

During the second quarter of 2012, net interest expense was $0.7 million, compared to net interest income of less than $0.1 million for the second quarter of 2011. The increase in interest expense relates to interest on debt incurred for our first quarter 2012 recapitalization and the financing of the Fabreeka acquisition. As of June 30, 2012, a balance of $148.1 million was outstanding on our term loan and $50 million was outstanding under our revolving credit facility.

The effective tax rate for the three months ended June 30, 2012 equaled 30.1 percent compared to 30.8 percent in the three months ended July 2, 2011. The lower tax rate is primarily a result of a decrease in taxes on foreign earnings.

Net income for the second quarter of 2012 was $11.7 million, or $0.36 per share on a diluted basis, compared to net income for the second quarter of 2011 of $14.2 million, or $0.43 per share on a diluted basis.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

	Six Months Ended
Dollars in millions, except per share amounts	June 30, 2012	% of Sales	July 2, 2011	% of Sales
Net sales	$240.8	100.0%	$230.4	100.0%
Cost of sales	158.2	65.7%	147.6	64.1%

Gross profit	82.6	34.3%	82.8	35.9%
Selling, general and administrative expenses	47.8	19.8%	44.9	19.5%

Operating income	34.8	14.5%	37.9	16.5%
Interest, net	(1.0)	(0.4%)	0.1	0.0%

Income before taxes	33.8	14.0%	38.0	16.5%
Provision for income taxes	10.0	4.1%	11.9	5.2%

Net income	$23.8	9.9%	$26.1	11.4%

Earnings per share:
Basic	$0.74		$0.80

Diluted	$0.74		$0.80

Amounts and percentages in the above table may not total due to rounding.

Net sales during the first six months of 2012 increased $10.5 million or 4.5 percent compared to the first six months of 2011. The increase in net sales was a result of a 5.2 percent increase in volume and a 0.7 percent increase in prices which was partially offset by a $3.2 million unfavorable impact from changes in foreign currency exchange rates. The sales volume increase from the prior year was primarily a result of increased wind energy sales and the inclusion of the results of Hahn acquired in April 2011, and Fabreeka acquired in June 2012, which more than offset a decrease in sales of products serving industrial markets.

Gross profit for the first six months of 2012 of $82.6 million decreased $0.2 million from the first six months of 2011. The favorable impact of increased sales volume of $5.6 million and lower manufacturing consolidation costs of $1.5 million were more than offset by unfavorable sales mix of $3.2 million, lower cost absorption of $2.6 million due to a reduction in inventories and an unfavorable effect from changes in foreign exchange rates of $1.1 million.

Selling, general and administrative expenses were $47.8 million or 19.8 percent of sales during the first six months of 2012, compared to $44.9 million or 19.5 percent of sales in the first six months of 2011. Selling expenses, excluding expenses attributable to Hahn and Fabreeka, increased $0.7 million largely related to the costs associated with the Company’s focused global sales and marketing initiatives. General and administrative expenses in the first six months of 2012, excluding the expenses of Hahn and Fabreeka, increased $0.2 million from the prior year. One-time costs associated with the Company’s 2012 recapitalization of $1.1 million, increased acquisition related and due diligence costs of $0.3 million and miscellaneous cost increases of $0.7 million were offset by decreased incentive compensation accruals of $1.2 million and $0.7 million of income associated with an insurance claim recovery.

The Company’s operating income was $34.8 million or 14.5 percent of sales in the first six months of 2012 compared to $37.9 million or 16.5 percent of sales in the first six months of 2011.

Net interest during the first six months of 2012 was $1.0 million of expense compared to $0.1 million of income in the first six months of 2011. Current year-to-date interest expense of $1.2 million was partially offset by $0.2 million of interest income. This compares to $0.2 million of interest expense which was offset by $0.3 million of interest income for the first six months of the prior year. The increase in interest expense relates to interest on borrowings to fund our first quarter 2012 recapitalization and the Fabreeka acquisition. As of June 30, 2012, we had outstanding borrowings of $50 million under our revolving credit facility and a $148.1 million balance under the term loan facility.

The effective tax rate for the first six months of 2012 equaled 29.5 percent compared to 31.3 percent in the first six months of 2011. The lower tax rate is primarily a result of a decrease in taxes on foreign earnings.

Net income for the first six months of 2012 was $23.8 million, or $0.74 per share on a diluted basis, as compared to net income for the first six months of 2011 of $26.1 million, or $0.80 per share on a diluted basis.

Results of Business Segments

The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating businesses are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Sales	$71.5	$65.8	8.7%	$137.3	$126.6	8.4%
Operating Income	$10.2	$11.5	(11.7%)	$22.0	$21.4	2.8%
Operating Margin	14.2%	17.5%		16.0%	16.9%

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

During the three months ended June 30, 2012, sales from our Friction Control Products reporting segment totaled $71.5 million, an increase of $5.8 million compared to the three months ended July 2, 2011. The increase was a result of a 7.6 percent increase in sales volume and increased pricing of 1.9 percent, partially offset by a $0.4 million unfavorable effect of changes in foreign currency exchange rates. The sales increases were primarily in the wind energy and military markets, which were partially offset by decreased sales to the heavy equipment and machinery markets.

The second quarter of 2012 operating margin of 14.2 percent declined 3.3 percentage points from 17.5 percent for the three months ended July 2, 2011. This decrease was primarily the result of unfavorable sales mix and lower cost absorption due to a reduction in inventories which more than offset the increased volume and price, and income associated with an insurance recovery.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

During the six months ended June 30, 2012, sales from our Friction Control Products reporting segment totaled $137.3 million, an increase of $10.7 million compared to the six months ended July 2, 2011. The increase was a result of a 7.4 percent increase in sales volume and increased pricing of 1.5 percent, partially offset by a $0.6 million unfavorable effect of changes in foreign currency exchange rates. The sales increases were primarily in the wind energy and military markets which more than offset decreased sales to the medical, machinery and semiconductor markets.

During the first six months of 2012, the operating margin of 16.0 percent declined 0.9 percentage points from 16.9 percent for the first six months ended July 2, 2011. The lower margin was primarily a result of unfavorable sales mix and lower cost absorption due to a reduction in inventories which more than offset the increased volume and price, decreased consolidation and arbitration costs, and income associated with an insurance recovery.

Velocity Control Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Sales	$24.5	$25.3	(3.3%)	$48.8	$45.0	8.5%
Operating income	$5.7	$5.9	(3.0%)	$11.6	$11.7	(1.4%)
Operating Margin	23.3%	23.2%		23.7%	26.0%

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

During the three months ended June 30, 2012 sales from our Velocity Control Products reporting segment were $24.5 million, a decrease of $0.8 million compared to the three months ended July 2, 2011. The reduction in sales was the result of a $2.0 million unfavorable effect of changes in foreign currency exchange rates which offset a 2.3 percent increase in volume and increased pricing of 2.2 percent. Excluding the results of acquired businesses, volume was down 6.7 percent, primarily due to decreased volume in our international markets.

For the second quarter of 2012 operating margin of 23.3 percent was essentially flat from 23.2 percent for the three months ended July 2, 2011. Increased pricing and improved operational efficiencies offset the unfavorable effect from changes in foreign currency exchange rates and a slightly unfavorable mix.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

During the six months ended June 30, 2012 sales from our Velocity Control Products reporting segment were $48.8 million compared to $45.0 million for the three months ended July 2, 2011. The increased sales were primarily due to an 11.6 percent increase in volume and increased pricing of 2.7 percent which were partially offset by a $2.6 million unfavorable effect of changes in foreign currency exchange rates. Excluding the results of acquired businesses, volume was down 6.7 percent primarily due to decreased volume in our international markets.

During the first six months of 2012, the operating margin of 23.7 percent declined 2.3 percentage points from 26.0 percent for the first six months ended July 2, 2011. The lower margin was primarily a result of unfavorable sales mix, the effect of changes in foreign currency exchanges rates and increased selling costs related to the Company’s focused global sales and marketing initiatives.

Other Industrial Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Sales	$28.4	$30.9	(8.3%)	$54.7	$58.8	(6.9%)
Operating income	$3.0	$4.4	(31.3%)	$4.9	$6.9	(28.9%)
Operating Margin	10.6%	14.2%		9.0%	11.8%

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

Second quarter 2012 sales of our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $28.4 million, compared to $30.9 million in the second quarter of 2011. The reduction in sales was a result of a 5.4 percent decrease in volume and decreased pricing of 2.9 percent.

The operating margin for the three months ended June 30, 2012 declined 3.6 percentage points to 10.6 percent from 14.2 percent for the three months ended July 2, 2011. The decrease was primarily due to lower volume, decreased prices and unfavorable mix which were only partially offset by cost reductions.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

Sales for the first six months of 2012 for our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $54.7 million, compared to $58.8 million in the first six months of 2011. The reduction in sales was a result of a 4.3 percent decrease in volume and decreased pricing of 2.6 percent.

Operating margin for the six months ended June 30, 2012 declined 2.8 percentage points to 9.0 percent from 11.8 percent for the six months ended July 2, 2011. The decrease was primarily due to lower volume, decreased prices and unfavorable mix which were only partially offset by cost reductions.

Liquidity and Capital Resources

Kaydon’s primary capital requirements are to fund our operations, including working capital and capital expansion/improvements as well as to fund our strategies for future growth and increased shareholder value, including market share initiatives and business development activities. We will continue to invest in growth opportunities while continuously focusing on working capital and operational efficiencies. In addition, we expect to service our debt with cash generated from operations.

At June 30, 2012 the Company’s current ratio was 4.3 to 1 and working capital totaled $206.6 million, including $38.7 million of cash and cash equivalents. At December 31, 2011, the current ratio was 8.7 to 1 and working capital totaled $381.1 million, including cash and cash equivalents of $225.2 million. The reduction in working capital was a result of a $336.1 million payment on March 26, 2012 for a special dividend of $10.50 per common share which was in part funded by $186.1 million in cash.

Net cash from operating activities during the first six months of 2012 was $23.9 million, compared to the first six months of 2011 net cash from operating activities of $20.8 million. The increase was primarily due to a decrease in other assets and liabilities in the first half of 2012 compared to the first half of 2011. This was partially offset by a decrease in net income. Cash from the change in other assets and liabilities increased by $5.6 million in the first six months of 2012 compared to the first six months of 2011, due principally to the reduction in incentive compensation payments in the first half of 2012 compared to the first half of 2011.

Net inventories at June 30, 2012 were $114.4 million, an increase of $4.2 million compared to the $110.2 million of inventory at December 31, 2011, and a decrease of $2.9 million compared to March 31, 2012. Inventory turns at June 30, 2012 equaled 2.9 turns compared to 3.0 turns at July 2, 2011.

We closely monitor our accounts receivable from wind energy customers and are reasonably assured that our accounts receivable are fully collectible. Additionally, we believe that our inventory at June 30, 2012 is fully realizable.

However, at June 30, 2012, we had approximately $8.3 million of working capital, or $3.8 million after reserves invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer has not paid us and has made a claim for material damages alleging that certain field performance issues of its product are attributable to the quality of the supplied bearings. We are confident that our bearings were manufactured to the agreed upon design specifications and that the customer’s field performance issues relate to factors outside of our control. Under the documents which comprise the sales contract, the customer is obligated to pay its liability and to reimburse us for inventory costs incurred along with lost profits. In order to expedite the resolution of this matter, we agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed. An arbitration panel was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. A final non-appealable ruling from the arbitrators is expected in 2012. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory cannot be expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011 we reserved $4.1 million for the write down of the value of the inventory to scrap value. We continue to remain confident in the merits of our claim against the customer and the potential for recovery through the arbitration process of all or a portion of the inventory value. Based on information publicly available at the present time, we believe the receivable is collectible. We have learned that the customer has obligations coming due later this year and due to the uncertainties of the customer’s plans to satisfy these obligations, we will continue to monitor the customer’s liquidity and assess the collectability of the receivable. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, we believe that it is reasonably possible, but not probable that the arbitrators would give credence to a portion of the customer’s claims and that a loss has been incurred. However, due to these uncertainties and complexities, no estimate of a reasonably possible loss or range of loss can be made at this time. This matter is within the Friction Control Products segment.

During the second quarter of 2012, we paid regular cash dividends of $6.4 million compared to $6.2 million in the three months ended July 2, 2011, reflecting an increased dividend rate of $0.20 per common share paid in the second quarter of 2012 compared to $0.19 per common share paid in the second quarter of 2011. Regular dividends for the first half of the 2012 totaled $12.8 million compared to $12.5 million for the first half of 2011. In addition, a special dividend of $10.50 per common share was paid in the first quarter of 2012 which totaled $336.1 million. There were no share repurchases in the second quarter of 2012. Share repurchases in the second quarter of 2011 totaled 385,000 shares for $14.2 million. First half of 2012 share repurchases totaled 36,742 shares for $1.2 million compared to 742,091 shares for $28.2 million in the first half of 2011. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our growth objectives, including strategic acquisitions.

On March 26, 2012, we terminated our former 2010 credit agreement and entered into a new $400 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. Under the provisions of the 2012 credit agreement, the Company is required to repay the term loan in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, of $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. The Company expects to service this obligation through cash generated from operations over the term of the 2012 credit agreement. The 2012 credit agreement also provides for a $250.0 million senior revolving credit facility. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at June 30, 2012. On June 5, 2012, we borrowed $50.0 million under the senior revolving credit agreement to fund our acquisition of Fabreeka. Taking into account the borrowings under the revolving credit agreement and $3.7 million of letters of credit issued under the 2012 credit agreement, we had unused credit under the 2012 credit agreement of $196.3 million at June 30, 2012.

Outlook

Excluding wind, our second quarter book-to-bill ratio was 108.8 percent, the highest level since the first quarter of last year. However, we cautiously enter the second half of 2012, as concerns about growth stemming from global fiscal concerns are clearly becoming more prevalent.

Looking ahead to the third quarter of 2012, we expect to see continued strong wind energy shipments, but will be closely monitoring the level of non-wind orders for immediate shipment and adjust manufacturing activity accordingly.

In 2012’s fourth quarter, we expect a sharp decline in wind shipments as we get closer to the expected year-end expiration of the Production Tax Credit, a federal per kilowatt hour tax incentive available to producers of electricity generated by wind facilities placed in service prior to December 31, 2012. In the event the wind industry outlook and our customer orders through the balance of the year do not support a clear stabilization in business in 2013 and potential meaningful improvement beyond that, we will evaluate our wind production capacity and the need for any reductions, including related potential impairments of our investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks which exist as part of the Company’s ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to our outstanding term debt which is at a floating interest rate, currently LIBOR plus an applicable margin. A 10 percent increase in the weighted average interest rates paid by the Company would not have a material impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of the Company’s currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, the Company periodically enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign currency exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

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

PART II – OTHER INFORMATION.

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

KAYDON CORPORATION

July 27, 2012	/s/ Timothy J. Heasley
Timothy J. Heasley
Senior Vice President, Chief Financial Officer

July 27, 2012	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer