Form 10-Q
period 2012-09-29
KAYDON CORP
filed 2012-10-26
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012	Commission File No. 1-11333

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 2723 South State Street, Ann Arbor, MI	48104
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding at October 22, 2012 – 32,103,254 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

INDEX

Page No.
Part I – Financial Information:

Item 1. Financial Statements.	3

Consolidated Balance Sheets (Unaudited) – September 29, 2012 and December 31, 2011	3

Consolidated Statements of Operations (Unaudited) – Quarters and First Three Quarters Ended September 29, 2012 and October 1, 2011	4

Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited) – Quarters and First Three Quarters Ended September 29, 2012 and October 1, 2011	5

Consolidated Statements of Cash Flows (Unaudited) – First Three Quarters Ended September 29, 2012 and October 1, 2011	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4. Controls and Procedures.	24

Part II – Other Information:

Item 6. Exhibits.	25

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAYDON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$52,009	$225,214
Accounts receivable, net	93,391	78,441
Inventories, net	108,096	110,206
Other current assets	17,040	16,701

Total current assets	270,536	430,562

Property, plant and equipment, net	120,408	168,946
Assets held for sale	6,531	0
Goodwill, net	190,143	157,087
Other intangible assets, net	49,794	31,140
Other assets	2,736	3,962

Total assets	$640,148	$791,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,945	$19,699
Accrued expenses	29,971	29,766
Current portion long-term debt	9,375	0

Total current liabilities	61,291	49,465

Long-term debt	186,875	0
Long-term postretirement and post employment benefit obligations	38,815	40,442
Other long-term liabilities	23,037	17,152

Total long-term liabilities	248,727	57,594

Shareholders’ Equity:
Common stock	3,693	3,693
Other shareholders’ equity	326,437	680,945

Total shareholders’ equity	330,130	684,638

Total liabilities and shareholders’ equity	$640,148	$791,697

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$123,849	$121,637	$364,688	$352,007

Cost of sales	87,361	78,795	245,599	226,359

Gross profit	36,488	42,842	119,089	125,648

Selling, general and administrative expenses	25,026	22,498	72,822	67,358

Impairment charge	42,953	0	42,953	0

Operating income (loss)	(31,491)	20,344	3,314	58,290

Interest expense	(955)	(98)	(2,138)	(293)

Interest income	59	88	238	377

Income (loss) before taxes	(32,387)	20,334	1,414	58,374

Provision for income taxes	(1,084)	5,830	8,902	17,722

Net income (loss)	$(31,303)	$14,504	$(7,488)	$40,652

Earnings (loss) per share:
Basic	$(0.99)	$0.45	$(0.24)	$1.25

Diluted	$(0.99)	$0.45	$(0.24)	$1.25

Dividends declared per share	$0.20	$0.20	$11.10	$0.58

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income (loss)	$(31,303)	$14,504	$(7,488)	$40,652
Other comprehensive income

Cumulative currency translation adjustments	4,162	(7,611)	3,165	(2,348)

Adjustment to pension benefit liability, net of tax	852	516	2,402	1,548

Adjustment to postretirement benefit liability, net of tax	(172)	(274)	(532)	(820)

Total other comprehensive income (loss)	4,842	(7,369)	5,035	(1,620)

Total comprehensive income (loss)	$(26,461)	$7,135	$(2,453)	$39,032

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011

Cash Flows from Operating Activities:
Net income (loss)	$(7,488)	$40,652
Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation	15,329	15,095
Amortization of intangible assets	2,585	2,274
Amortization of stock awards	2,367	3,125
Stock option compensation expense	1,525	995
Excess tax benefits from stock-based compensation	(654)	(95)
Deferred financing fees	593	291
Non-cash postretirement benefits curtailment gain	0	(142)
Contributions to qualified pension plans	(7,959)	(1,952)
Non-cash impairment charge	42,953	0
Net change in receivables, inventories and trade payables	(2,622)	(25,466)
Net change in other assets and liabilities	2,524	497

Net cash from operating activities	49,153	35,274

Cash Flows from Investing Activities:

Capital expenditures	(12,976)	(11,865)

Dispositions of property, plant and equipment	2,012	210
Acquisition of business, net of cash acquired	(51,567)	(39,610)

Net cash used in investing activities	(62,531)	(51,265)

Cash Flows from Financing Activities:

Cash dividends paid	(355,297)	(18,652)
Purchase of treasury stock	(1,199)	(34,719)
Proceeds from long-term borrowings	200,000	0
Repayments of long-term borrowings	(3,749)	0
Debt issuance costs	(1,357)	0
Excess tax benefits from stock-based compensation	654	95
Proceeds from exercise of stock options	134	39

Net cash used in financing activities	(160,814)	(53,237)

Effect of exchange rate changes on cash and cash equivalents	987	1,668

Net decrease in cash and cash equivalents	(173,205)	(67,560)
Cash and cash equivalents – Beginning of period	225,214	286,648

Cash and cash equivalents – End of period	$52,009	$219,088

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation:

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

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents and consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Cash and cash equivalents:
Money market and other short-term funds	$11,129	$194,501
Time deposits, other interest bearing accounts, and other cash	40,880	30,713

Total cash and cash equivalents	$52,009	$225,214

(3)	Inventories:

Inventories consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Raw material	$42,605	$42,168
Work in process	28,574	29,408
Finished goods	36,917	38,630

Total inventories	$108,096	$110,206

(4)	Special Dividend:

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented with amounts in thousands, except per share data:

	Three Months Ended
	September 29, 2012	October 1, 2011
Earnings per share – Basic
Net income (loss)	$(31,303)	$14,504
Less: Net earnings allocated to participating securities – Basic	0	(144)

Income (loss) available to common shareholders – Basic	$(31,303)	$14,360
Weighted average common shares outstanding – Basic	31,756	31,931

Earnings (loss) per share – Basic	$(0.99)	$0.45

Earnings per share – Diluted
Net income (loss)	$(31,303)	$14,504
Less: Net earnings allocated to participating securities – Diluted	0	(144)

Income (loss) available to common shareholders – Diluted	$(31,303)	$14,360

Weighted average common shares outstanding – Diluted

Weighted average common shares outstanding – Basic	31,756	31,931

Potential dilutive shares resulting from stock options	0	19

Weighted average common shares outstanding – Diluted	31,756	31,950

Earnings (loss) per share – Diluted	$(0.99)	$0.45

	Nine Months Ended
	September 29, 2012	October 1, 2011
Earnings per share – Basic
Net income (loss)	$(7,488)	$40,652
Less: Net earnings allocated to participating securities – Basic	0	(422)

Income (loss) available to common shareholders – Basic	$(7,488)	$40,230
Weighted average common shares outstanding – Basic	31,748	32,229

Earnings (loss) per share – Basic	$(0.24)	$1.25

Earnings per share – Diluted
Net income (loss)	$(7,488)	$40,652
Less: Net earnings allocated to participating securities – Diluted	0	(422)

Income (loss) available to common shareholders – Diluted	$(7,488)	$40,230

Weighted average common shares outstanding – Diluted

Weighted average common shares outstanding – Basic	31,748	32,229

Potential dilutive shares resulting from stock options	0	25

Weighted average common shares outstanding – Diluted	31,748	32,254

Earnings (loss) per share – Diluted	$(0.24)	$1.25

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Shares excluded	695	507	695	421

Holders of participating securities do not participate in losses. Therefore, for the third quarter and nine months ending September 29, 2012, no losses were allocated to the participating securities.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
Friction Control Products	$66,709	$69,885	$204,037	$196,530
Velocity Control Products	29,865	24,373	78,652	69,330
Other Industrial Products	27,275	27,379	81,999	86,147

Total consolidated net sales	$123,849	$121,637	$364,688	$352,007

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating income (loss)
Friction Control Products	$(40,534)	$11,080	$(18,541)	$32,480
Velocity Control Products	6,631	6,050	18,181	17,760
Other Industrial Products	2,687	2,937	7,616	9,869

Total segment operating income (loss)	(31,216)	20,067	7,256	60,109

Items not allocated to segment operating income (loss)	(275)	277	(3,942)	(1,819)

Interest expense	(955)	(98)	(2,138)	(293)
Interest income	59	88	238	377

Income (loss) before taxes	$(32,387)	$20,334	$1,414	$58,374

The Friction Control Products operating loss included $46.0 million of impairment, severance and other charges associated with the previously announced wind restructuring in the three and nine months ended September 29, 2012, as more fully described in Note 16, and a net charge of $4.0 million associated with the conclusion of a customer arbitration as more fully described in Note 15. In connection with the wind restructuring asset impairments, total assets of the Friction Control Products reporting segment decreased to $290.4 million at September 29, 2012, compared to $332.1 million at December 31, 2011. Total assets of the Velocity Control Products reporting segment increased to $199.1 million at September 29, 2012, compared to $118.3 million at December 31, 2011, due primarily to the acquisition of Fabreeka.

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

The 2012 credit agreement matures on March 27, 2017 and is guaranteed by the Company and certain of its subsidiaries. It is also secured by a pledge of a majority of the outstanding stock of a wholly-owned foreign subsidiary. In connection with the termination of the 2010 credit agreement, the Company accelerated the recognition of $0.2 million of deferred financing fees related to the unamortized portion of the debt issuance costs associated with lenders who are not parties to the 2012 credit agreement. The remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement are being amortized over the life of the 2012 credit agreement. Loans under the credit agreement bear interest at a floating rate, based on LIBOR plus an applicable margin, and are payable monthly, bimonthly or quarterly in accordance with the terms of the 2012 credit agreement.

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts. The remaining balance of the term loan matures on March 27, 2017. At September 29, 2012, $9.4 million of the term loan was included in the current portion of long-term debt line and $136.9 million of the term loan was included in the long-term debt line of the balance sheet.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate the repayment of obligations under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at September 29, 2012. Taking into account the borrowings under the revolving credit agreement and $3.2 million of letters of credit issued under the credit agreement, the Company had availability under the 2012 credit agreement of $196.8 million at September 29, 2012.

(8)	Goodwill and Other Intangible Assets:

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment.

During the third quarter of 2012, the Company completed its annual goodwill impairment test as of its July 31 annual testing date. The fair value of each reporting unit was estimated using the expected present value of future cash flows using a weighted average cost of capital discount rate of 11.5-12.5 percent depending on the assessed risk of the reporting unit and a growth rate in perpetuity of 1.0-2.0 percent depending on the assessed long-term growth of the reporting unit. In accordance with current accounting guidance, the Company has included deferred taxes in determining the carrying value of each reporting unit. During 2012, the Company’s goodwill impairment testing revealed that the estimated fair values of each of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 31, 2012 annual testing date ranged from approximately 18 percent to approximately 275 percent. Changes in estimates of future cash flows and the weighted average cost of capital may have a material effect on the valuation of reporting units and the results of the related impairment testing.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair values to their carrying values. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. At July 31, 2012, trademarks were tested for impairment and no impairment loss was realized.

After the Company’s annual July 31 testing date, the Company recorded substantial asset impairments as part of its wind restructuring as more fully described in Note 16, which reduced the carrying value of the affected reporting unit, and which will reduce the future cash flows related to the wind business. The affected reporting unit, when tested at July 31 had a fair value that substantially exceeded its carrying value. The Company considered the effect the wind restructuring had on the affected reporting unit’s carrying value and the effect of the reduced future cash flows on its fair value and determined that no interim testing of goodwill was required.

Changes in the carrying value of goodwill for the nine months ended September 29, 2012, were as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2012

Goodwill	$56,381	$56,874	$62,532	$175,787

Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$56,381	$56,874	$43,832	$157,087
Effect of foreign currency exchange rate changes	761	(45)	0	716

Goodwill acquired	0	32,340	0	32,340

Balance at September 29, 2012
Goodwill	$57,142	$89,169	$62,532	$208,843
Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$57,142	$89,169	$43,832	$190,143

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002. The Company recorded acquired goodwill of $32.3 million in the second quarter of 2012 associated with its June 5, 2012 acquisition of Fabreeka. The Company also recorded other intangible assets acquired in that acquisition. A value of $11.4 million was assigned to customer lists which are being amortized over ten years. A value of $9.7 million was assigned to the non-amortizing trade name intangible asset. Final purchase price adjustments, including a customary working capital adjustment, are expected to be completed in the fourth quarter of 2012.

Other intangible assets are summarized as follows (in thousands):

	September 29, 2012		December 31, 2011
Amortized Intangible Assets	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships and lists	$53,148	$22,276	$41,791	$20,096
Patents and developed technology	7,914	4,827	7,724	4,462
Distributor agreements	374	302	374	277
Product names	320	237	320	219

	$61,756	$27,642	$50,209	$25,054

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Amounts shown below are in thousands.

Unamortized Intangible Assets	September 29, 2012 Carrying Value	December 31, 2011 Carrying Value
Trademarks and trade names	$15,680	$5,985

Aggregate Intangible Assets Amortization Expense
For the nine months ended September 29, 2012	$2,585
For the nine months ended October 1, 2011	$2,274

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2012	$3,603
For the year ending December 31, 2013	$3,833
For the year ending December 31, 2014	$3,537
For the year ending December 31, 2015	$3,202
For the year ending December 31, 2016	$3,104

(9)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows (in thousands):

Pension Benefits	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$847	$673	$2,524	$2,226
Interest cost	1,923	1,726	5,475	5,155
Expected return on plan assets	(2,322)	(2,121)	(6,639)	(6,361)
Amortization of:
Unrecognized net prior service cost	1	17	4	49
Unrecognized net actuarial loss	1,362	839	3,840	2,459

Total	$1,811	$1,134	$5,204	$3,528

Postretirement Benefits	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$20	$14	$59	$60
Interest cost	75	73	213	220
Amortization of:
Unrecognized net prior service credit	(175)	(291)	(526)	(941)
Unrecognized net actuarial gain	(99)	(136)	(324)	(361)
Curtailment gain	0	0	0	(142)

Total	$(179)	$(340)	$(578)	$(1,164)

On September 6, 2012, the Company amended a domestic qualified pension plan to allow certain eligible individuals with a vested pension benefit to elect a lump sum payment or an immediate annuity option in settlement of all future pension benefits to which they would otherwise have been entitled. The eligible individuals may elect to participate in this early payment program in the fourth quarter of 2012 with settlement to occur later in the fourth quarter of 2012. The Company will achieve cost certainty for the liability associated with each individual who elects the lump sum payment or immediate annuity option. Depending on the level of acceptance, the Company may incur a fourth quarter 2012 non-cash settlement after-tax charge of between $0.0 million and $4.1 million. The ultimate amount of the settlement charge will be actuarially determined when the election period closes and is associated with the acceleration of the recognition of the accumulated unrecognized actuarial loss. The lump sum payment and annuities will be distributed from the assets of the pension plan.

(10)	Stock-Based Compensation:

A summary of time vesting restricted stock award information pursuant to the Company’s equity incentive plans for the nine months ended September 29, 2012 is as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2012	311,237	$36.21
Granted	107,865	$29.74
Vested	(112,549)	$38.01
Canceled	(17,775)	$35.81

Outstanding at September 29, 2012	288,778	$33.12

In addition to restricted stock shown in the above table, in the first three months of 2012, the Company granted performance based restricted stock awards under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (the “Plan”). On the grant date, recipients were granted 34,800 restricted shares, which equal the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period, as set out in the award agreement. Partial vesting of a minimum of 50 percent of the target shares will occur in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Awards will be fully vested upon a change of control as required by the Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. In the second quarter of 2012, the Company granted 23,064 performance based restricted shares which will vest at specified levels similar to those granted in the first quarter 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period which begins in 2013. The target awards were valued at the weighted average grant date stock price of $21.66. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date based on the number of restricted shares that vest. Compensation expense related to all restricted stock awards was $0.6 million and $2.4 million in the third quarter and first three quarters of 2012, respectively. Compensation expense related to restricted stock awards was $1.1 million and $3.1 million in the third quarter and first three quarters of 2011, respectively.

A summary of stock option information pursuant to the Company’s equity incentive plans for the nine months ended September 29, 2012 is as follows:

	Options	Wtd. Avg. Ex. Price
Outstanding at January 1, 2012	619,000	$28.33
Granted	115,500	$24.61
Canceled	(30,900)	$25.95
Exercised	(9,100)	$14.93

Outstanding at September 29, 2012	694,500	$28.01

Exercisable at September 29, 2012	500,800	$29.68

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted in the first nine months of 2012, the option value was determined using the following weighted average assumptions, which represent the expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.29%
Expected dividend yield	2.87%
Expected life in years	6.5
Expected volatility	36.4%

Compensation expense related to stock options was $0.2 million and $1.5 million in the third quarter and first three quarters of 2012, respectively. Compensation expense related to stock options was $0.3 million and $1.0 million in the third quarter and first three quarters of 2011, respectively. The amount recorded in the first three quarters of 2012 included $0.8 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to a February 2012 amendment of the adjustment provision of the Plan to provide for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options granted under the Plan after the February 2012 amendment will require such modification. The weighted average prices in the above table reflect the modification of the prices of each option. An additional $0.2 million of costs associated with the modification of certain options is being recorded over the remaining vesting periods of those options. The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected remaining contractual life in years	5.9
Expected volatility	35.1%

(11)	Taxes:

The effective tax rate for the three months ended September 29, 2012 equaled 3.3 percent compared to 28.7 percent in the three months ended October 1, 2011. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to the effects of the wind restructuring impairment, severance, and other charges as more fully described in Note 16, as many of the impaired assets are owned by entities domiciled in lower effective tax rate jurisdictions, and is also due to foreign earnings in jurisdictions with lower tax rates than in the U.S.

(12)	Acquisitions:

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

On June 5, 2012, the Company completed the acquisition of all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”) for cash consideration of approximately $53 million. Fabreeka, based in Stoughton, Massachusetts, is a leading provider of engineered vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions. Fabreeka’s products control unwanted shock vibration to help reduce wear, maintenance costs and down time for its customers, serving a diverse customer base across numerous end-markets, such as test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. Fabreeka’s results are included in the Velocity Control Products segment. Final purchase price adjustments, including a customary working capital adjustment, are expected to be completed in the fourth quarter of 2012.

(13)	Fair Value Measurement:

Except for wind energy related production assets which are valued in level three of the fair value hierarchy subsequent to their write down to fair value or fair value less costs to sell, as more fully described in Note 16, the Company had no material non-financial assets or liabilities recorded at fair value at September 29, 2012. The fair value of the Company’s debt approximated the carrying value and the carrying value is repayable at par at any time.

(14)	Impact of Recently Issued Accounting Pronouncements:

New accounting guidance was issued in 2011 to require more prominent disclosure of Comprehensive Income. The Company adopted this guidance and now includes the Consolidated Statements of Comprehensive Income to present net income, items of other comprehensive income and total comprehensive income as allowed under this guidance.

(15)	Other Matters:

At June 30, 2012, the Company had approximately $8.3 million of working capital, or $3.8 million after reserves, invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer had not paid the Company and had made a claim for material damages alleging that certain field performance issues of its product were attributable to the quality of the supplied bearings. The Company agreed with the customer to enter into a mediation process, and if necessary, binding arbitration to resolve the parties’ claims. The mediation process was completed in March 2010, but was unsuccessful in resolving the matter. During the second quarter of 2010, a notice of binding arbitration was filed. An arbitration tribunal was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory was not expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011, the Company reserved $4.1 million for the write down of the value of the inventory to scrap value. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, the Company believed that it was reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss had been incurred. However, due to these uncertainties and complexities, the Company was unable to make an estimate of a reasonably possible loss or range of loss prior to the final decision of the arbitration tribunal.

On September 14, 2012, the arbitration tribunal issued its binding executed final award. While the tribunal noted that, for the most part, the Company successfully defended the substantial damages claim brought against it, the tribunal awarded the customer $4.4 million for recovery of replacement costs of a portion of the bearings supplied by the Company. The tribunal rejected the Company’s claim for the recovery of inventory costs and lost profits. As noted above, the related inventory had been written down to scrap value at December 31, 2011. The tribunal also awarded the Company $3.9 million related to the accounts receivable owed by the customer to the Company. As a result of the arbitration award, in the third quarter of 2012 the Company recorded a total net charge of $4.0 million related to the ruling which consisted of a $4.4 million charge to cost of sales for the replacement costs, and a reversal of $0.4 million of the previously recorded accounts receivable reserve which was recorded as a reduction in selling, general and administration expense. The Company paid $0.5 million to the customer early in the fourth quarter of 2012 in accordance with the terms of the executed final award. This matter is within the Friction Control Products segment.

(16)	Wind Restructuring:

In the third quarter of 2012, the Company completed a comprehensive evaluation of its wind energy bearings business to align capacity with expected future market needs and determined to restructure this line of business. The decision to restructure this line of business is a response to current and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty in the United States including the expected expiration of the federal Production Tax Credit on December 31, 2012. Based on the Company’s evaluation and decision to restructure this line of business, the Company determined that there were indicators of potential impairment to the carrying value of certain assets that became held for sale at September 28, 2012, and the ongoing value of certain long-lived assets to be held and used. The Company performed a recoverability test, assessed the fair value of the assets and determined that the carrying values of certain assets were no longer recoverable and were in fact impaired. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which will be held for sale and certain portions of which will be held and used to service select wind energy customers; (ii) the consolidation of one of the Company’s three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into other Company operations; and (iii) workforce reductions and realignments in those facilities. In addition, the Company expects to incur costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. The Company expects that the restructuring will be substantially complete by the end of 2013, subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above.

The Company therefore recorded a pre-tax non-cash impairment charge of $43.0 million associated with the wind restructuring. This charge included the reduction of the carrying cost to fair value, less costs to sell, for assets held for sale at September 29, 2012. These held for sale assets include equipment used in the manufacturing of large diameter bearings principally used in the wind energy business. The value of the assets held for sale, which had a net book value of $31.5 million, were written down to fair value, less costs to sell, and are recorded on the balance sheet at a value of $6.5 million. The charge also included the impairment to fair value of certain other equipment used in the manufacturing of large diameter bearings which continues to be held and used. The Company, with the assistance of a third party valuation firm, determined that the market approach was the most appropriate to estimate fair value using comparable sales data when available, or market derived valuation curves where comparable sales data was not available. For building related personal property assets and large over-head cranes, the fair value was determined based on the estimated salvage value. The assets to be held and used, which had a net book value of $22.8 million, were written down to the assets’ fair value of $4.8 million and remain on the balance sheet in property, plant and equipment, net. The Company also recorded a $1.1 million charge to cost of sales associated with the write down of certain inventory associated with the wind energy business, and a $1.3 million charge to selling, general and administrative expenses associated with the write down of certain accounts receivables associated with the wind energy business. The Company will evaluate the fair value of the held for sale assets each quarter, and may incur gains or losses due to changes in the fair value of the assets until they are sold. In addition, each quarter the Company will monitor the assets to be held and used for changes in market conditions that could require additional impairment tests and potentially additional future impairment charges.

The Company recorded in selling, general and administrative expenses severance costs of approximately $0.4 million in the third quarter of 2012, paid $0.2 million of the severance in the third quarter of 2012 and expects to pay the remaining $0.2 million in the fourth quarter of 2012. The non-cash asset impairment charges are expected to result in future cash expenditures of approximately $0.5 million.

In connection with the shutdown of the Sumter facility noted above, the Company expects to incur approximately $2 million to $3 million in equipment relocation costs, employee relocation, employee separation and relocated equipment startup costs during fiscal years 2012 and 2013. The wind restructuring is within the Friction Control Products segment.

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

During the third quarter of 2012, we announced a comprehensive restructuring of our wind energy bearings business to realign capacity with expected future market needs. The decision to restructure this line of business is a response to current and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty in the United States including the expected expiration of the federal Production Tax Credit on December 31, 2012. As a result of this decision, we recorded a $46.0 million pre-tax charge which included the impairment of assets, severance and other charges. In addition, a net charge of $4.0 million was incurred during the quarter related to the conclusion of a customer arbitration issue. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which will be held for sale and certain portions of which will be held and used to service select wind energy customers; (ii) the consolidation of one of our three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into our other operations; and (iii) workforce reductions and realignments in those facilities. In addition, we expect to incur costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. We expect that the restructuring will be substantially complete by the end of 2013, subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above.

During the second quarter of 2012 we acquired Fabreeka Group Holdings, Inc. (“Fabreeka”) for approximately $53 million. Fabreeka is a leading provider of engineered vibration isolation and shock control products serving a diverse customer base across numerous end markets including test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. The acquisition was financed with $50.0 million of borrowings under the $250.0 million 2012 credit agreement and available cash.

During the first quarter of 2012, we completed the recapitalization of the Company. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility which was used to fund a portion of our $10.50 per common share special dividend to shareholders paid on March 26, 2012. The remaining portion of the dividend was funded from our available cash balances. Costs associated with the recapitalization totaled $1.3 million which included non-cash stock option modification costs, the immediate recognition of certain unamortized debt issuance costs associated with our prior credit agreement, and the effect of the special dividend on certain benefit costs.

Our performance in the three months ended September 29, 2012 compared to the three months ended October 1, 2011 reflected the inclusion of the results of Fabreeka, which more than offset lower wind revenues and continued weakness in Europe. The favorable earnings impact of this revenue growth was more than offset by the large wind restructuring and arbitration costs mentioned above.

At September 29, 2012, our current ratio was 4.4 to 1 and net working capital totaled $209.2 million. We believe that our current cash position at quarter end of $52.0 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth, including selected stock repurchases, market share initiatives and corporate development efforts.

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

Results of Operations

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

	Three Months Ended
Dollars in millions, except per share amounts	Sept. 29, 2012	% of Sales	Oct. 1, 2011	% of Sales
Net sales	$123.8	100.0%	$121.6	100.0%
Cost of sales	87.4	70.5%	78.8	64.8%

Gross profit	36.5	29.5%	42.8	35.2%
Selling, general and administrative expenses	25.0	20.2%	22.5	18.5%
Impairment charge	43.0	34.7%	0.0

Operating income (loss)	(31.5)	(25.4)%	20.3	16.7%
Interest, net	(0.9)		0.0

Income (loss) before taxes	(32.4)	(26.2)%	20.3	16.7%
Provision for income taxes	(1.1)		5.8

Net income (loss)	$(31.3)	(25.3)%	$14.5	11.9%

Earnings (loss) per share:
Basic	$(0.99)		$0.45

Diluted	$(0.99)		$0.45

Amounts and percentages in the above table may not total due to rounding.

Net sales for the three months ended September 29, 2012, were $123.8 million, up $2.2 million, or 1.8 percent from $121.6 million for the three months ended October 1, 2011. The increase from the prior year third quarter was a result of a 4.3 percent increase in volume, which was partially offset by a 0.2 percent decrease in price and a $2.7 million unfavorable impact from changes in foreign exchange rates. The sales volume increase from the prior year was primarily a result of the inclusion of the results of Fabreeka, which more than offset lower wind revenues and continued weakness in Europe.

Gross profit for the third quarter of 2012 declined $6.4 million from the third quarter of 2011. Gross profit comparisons were negatively impacted by some unusual, non-recurring charges including: $4.4 million of arbitration costs, wind restructuring charges of $1.3 million and purchase accounting costs of $0.2 million. In addition, unfavorable sales mix of $0.8 million, lower cost absorption due to a reduction in inventories of $1.1 million, a negative impact from changes in foreign exchange rates of $1.1 million, and lower pricing of $0.3 million also negatively impacted the gross profit comparison. These negative items were only partially offset by the favorable impact of increased sales volume of $2.9 million.

Selling, general and administrative expenses were $25.0 million or 20.2 percent of sales in the third quarter of 2012, compared to $22.5 million or 18.5 percent of sales in the third quarter of 2011. Selling expenses increased $1.2 million compared to the third quarter of 2011 which was primarily due to the addition of the Fabreeka business. General and administrative expenses increased $1.4 million compared to the third quarter of 2011. This increase was comprised of $1.4 million due to the addition of the Fabreeka business and $1.3 million resulted from wind related receivable reserves. These increases were partially offset by $0.4 million of bad debt recoveries related to the arbitration award and a decrease in professional services costs of $1.1 million.

Impacted by matters discussed above related to our wind energy bearings business, our operating loss was $31.5 million in the third quarter of 2012, compared to operating income of $20.3 million or 16.7 percent of sales in the third quarter of 2011.

During the third quarter of 2012, net interest expense was $0.9 million, compared to negligible net interest expense for the third quarter of 2011. The increase in interest expense relates to interest on debt incurred for our first quarter 2012 recapitalization and the financing of the Fabreeka acquisition. As of September 29, 2012, a balance of $146.3 million was outstanding on our term loan and $50.0 million was outstanding under our revolving credit facility.

The effective tax rate for the three months ended September 29, 2012 was 3.3 percent compared to 28.7 percent in the three months ended October 1, 2011. The low current quarter tax rate primarily relates to minimal tax benefits associated with the wind asset impairment and restructuring charges. Excluding these items, the effective tax rate for the quarter was 26.7 percent.

The Company incurred a net loss for the third quarter of 2012 of $31.3 million, or $0.99 per share on a diluted basis, compared to net income for the third quarter of 2011 of $14.5 million, or $0.45 per share on a diluted basis.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

	Nine Months Ended
Dollars in millions, except per share amounts	Sept. 29, 2012	% of Sales	Oct. 1, 2011	% of Sales
Net sales	$364.7	100.0%	$352.0	100.0%
Cost of sales	245.6	67.3%	226.4	64.3%

Gross profit	119.1	32.7%	125.6	35.7%
Selling, general and administrative expenses	72.8	20.0%	67.4	19.1%
Impairment charge	43.0	11.8%

Operating income	3.3	0.9%	58.3	16.6%
Interest, net	(1.9)		0.1

Income before taxes	1.4	0.4%	58.4	16.6%
Provision for income taxes	8.9		17.7

Net income (loss)	$(7.5)	(2.1)%	$40.7	11.5%

Earnings (loss) per share:
Basic	$(0.24)		$1.25

Diluted	$(0.24)		$1.25

Amounts and percentages in the above table may not total due to rounding.

Net sales during the first nine months of 2012 increased $12.7 million or 3.6 percent compared to the first nine months of 2011. The increase in net sales was a result of a 4.9 percent increase in volume and a 0.4 percent increase in price which was partially offset by a $6.0 million unfavorable impact from changes in foreign currency exchange rates. The sales volume increase from the prior year was primarily a result of increased wind energy sales, the inclusion of the results of Hahn acquired in April 2011, and Fabreeka acquired in June 2012, which more than offset a decrease in sales of products serving industrial markets.

Gross profit for the first nine months of 2012 of $119.1 million decreased $6.6 million from the first nine months of 2011. The favorable impact of increased sales volume of $8.6 million and decreased manufacturing restructuring charges of $0.5 million were more than offset by unfavorable sales mix of $4.1 million, $4.4 million of arbitration costs, decreased cost absorption of $3.7 million due to a reduction in inventories, an unfavorable effect from changes in foreign exchange rates of $2.2 million, a $1.3 million inventory write off and an increase in non-cash amortization of previously incurred net actuarial losses related to postretirement benefit plans of $0.8 million.

Selling, general and administrative expenses were $72.8 million or 20.0 percent of sales during the first nine months of 2012, compared to $67.4 million or 19.1 percent of sales in the first nine months of 2011. Selling expenses increased $2.9 million compared to the first nine months of 2011 of which $1.9 million was due to the additions of Hahn and Fabreeka and $0.9 million was primarily related to costs associated with the Company’s focused global sales and marketing initiatives. General and administrative expenses in the first nine months of 2012 increased $2.5 million from the prior year, which was primarily due to the additions of Hahn and Fabreeka. In addition, other increases included: one-time costs associated with the Company’s 2012 recapitalization of $1.1 million, increased restructuring charges of $1.3 million, increased non-cash amortization costs of previously incurred net actuarial losses related to postretirement benefit plans of $0.6 million and increased acquisition related and due diligence costs of $0.3 million. These increases were partially offset by a decrease in arbitration costs of $1.3 million, decreased incentive compensation accruals of $1.3 million and $0.7 million of income associated with an insurance claim recovery.

Impacted by matters discussed above related to our wind energy bearings business, our operating income was $3.3 million or 0.9 percent of sales in the first nine months of 2012, as compared to $58.3 million or 16.6 percent of sales in the first nine months of 2011.

Net interest during the first nine months of 2012 was $1.9 million of expense compared to $0.1 million of income in the first nine months of 2011. Current year-to-date interest expense of $2.1 million was partially offset by $0.2 million of interest income. This compares to $0.3 million of interest expense which was offset by $0.4 million of interest income for the first nine months of the prior year. The increase in interest expense relates to interest on borrowings to fund our first quarter 2012 recapitalization and the Fabreeka acquisition. As of September 29, 2012, we had outstanding borrowings of $50.0 million under our revolving credit facility and a $146.3 million balance under the term loan facility.

The effective tax rate for the first nine months of 2012 was an extraordinarily high percent compared to 30.4 percent in the first nine months of 2011, due to the minimal tax benefits associated with our current quarter wind asset impairment and restructuring charges. Excluding these items, the effective year to date tax rate was 28.6 percent which is lower than the prior year primarily due to a decrease in taxes on foreign earnings.

We incurred a net loss the first nine months of 2012 of $7.5 million, or $0.24 per share on a diluted basis, as compared to net income for the first nine months of 2011 of $40.7 million, or $1.25 per share on a diluted basis.

Results of Business Segments

The Company has two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating businesses are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	Three Months Ended			Nine Months Ended
Dollars in millions	Sept. 29, 2012	Oct. 1, 2011	% Change	Sept. 29, 2012	Oct. 1, 2011	% Change
Sales	$66.7	$69.9	(4.5)%	$204.0	$196.5	3.8%
Operating income (loss)	$(40.5)	$11.1	nm	$(18.5)	$32.5	nm
Operating margin	(60.7)%	15.9%		(9.1)%	16.5%

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

During the three months ended September 29, 2012, sales from our Friction Control Products reporting segment totaled $66.7 million, a decrease of $3.2 million compared to the three months ended October 1, 2011. The decrease was a result of a 4.8 percent decrease in sales volume and a $0.4 million unfavorable effect of changes in foreign currency exchange rates which was only partially offset by increased prices of 1.0 percent. The sales decrease was primarily due to decreased wind energy shipments.

The third quarter of 2012 operating margin was a negative 60.7 percent, and declined significantly from 15.9 percent for the three months ended October 1, 2011. This large decrease in margin was primarily the result of the $46.0 million of wind energy restructuring charges and $4.0 million in charges related to the conclusion of the previously discussed customer arbitration. In addition, the effects of decreased volume and decreased cost absorption due to a reduction in inventories also negatively impacted results.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

During the nine months ended September 29, 2012, sales from our Friction Control Products reporting segment totaled $204.0 million, an increase of $7.5 million compared to the nine months ended October 1, 2011. The increase was a result of a 3.1 percent increase in sales volume and increased pricing of 1.3 percent, partially offset by a $1.1 million unfavorable effect of changes in foreign currency exchange rates. The sales increases were primarily in the wind energy and military markets which more than offset decreased sales to the semiconductor, medical and machinery markets.

During the first nine months of 2012, the operating margin was a negative 9.1 percent, and declined significantly from 16.5 percent for the first nine months ended October 1, 2011. This large decrease in margin was primarily the result of the $46.0 million of wind energy restructuring charges and $4.0 million in charges related to the conclusion of the customer arbitration. In addition, unfavorable sales mix and decreased cost absorption due to a reduction in inventories more than offset the increased pricing and income associated with an insurance recovery.

Velocity Control Products

	Three Months Ended			Nine Months Ended
Dollars in millions	Sept. 29, 2012	Oct. 1, 2011	% Change	Sept. 29, 2012	Oct. 1, 2011	% Change
Sales	$29.9	$24.4	22.5%	$78.7	$69.3	13.4%
Operating income	$6.6	$6.1	9.6%	$18.2	$17.8	2.4%
Operating margin	22.2%	24.8%		23.1%	25.6%

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

During the three months ended September 29, 2012, sales from our Velocity Control Products reporting segment were $29.9 million, an increase of $5.5 million compared to the three months ended October 1, 2011. The increase in sales was the result of a 31.7 percent increase in volume which was partially offset by $2.3 million unfavorable effect of changes in foreign currency exchange rates. The volume increase was primarily the result of the contribution from acquired businesses.

The third quarter of 2012 operating margin of 22.2 percent was down 2.6 percentage points from the 24.8 percent for the three months ended October 1, 2011. The lower margin was primarily due to unfavorable mix, the unfavorable effect from changes in foreign currency exchange rates and purchase accounting costs.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

During the nine months ended September 29, 2012, sales from our Velocity Control Products reporting segment were $78.7 million compared to $69.3 million for the nine months ended October 1, 2011. The increase in sales was the result of an 18.8 percent increase in volume and increased pricing of 1.7 percent which was partially offset by a $4.9 million unfavorable effect of changes in foreign currency exchange rates. The volume increase was primarily due to the results of acquired businesses which more than offset decreased volume in our international markets.

During the first nine months of 2012, the operating margin of 23.1 percent declined 2.5 percentage points from 25.6 percent for the first nine months ended October 1, 2011. The lower margin was primarily a result of unfavorable sales mix, the effect of changes in foreign currency exchange rates, increased selling costs related to the Company’s focused global sales and marketing initiatives, and increased purchase accounting costs.

Other Industrial Products

	Three Months Ended			Nine Months Ended
Dollars in millions	Sept. 29, 2012	Oct. 1, 2011	% Change	Sept. 29, 2012	Oct. 1, 2011	% Change
Sales	$27.3	$27.4	(0.4)%	$82.0	$86.1	(4.8)%
Operating income	$2.7	$2.9	(8.5)%	$7.6	$9.9	(22.8)%
Operating margin	9.9%	10.7%		9.3%	11.5%

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

Third quarter 2012 sales of our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $27.3 million and were essentially flat compared to $27.4 million in the third quarter of 2011. The slight reduction in sales was a result of lower prices of 3.4 percent principally in our metal alloys business primarily offsetting a 3.0 percent increase in volume.

The operating margin for the three months ended September 29, 2012 of 9.9 percent declined 0.8 percentage points from 10.7 percent for the three months ended October 1, 2011. The decrease was primarily due to lower prices in our metal alloys business and which were only partially offset by cost reductions.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

Sales for the first nine months of 2012 for our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $82.0 million, compared to $86.1 million in the first nine months of 2011. The reduction in sales was a result of a 2.0 percent decrease in volume and decreased pricing of 2.8 percent.

The operating margin for the nine months ended September 29, 2012 of 9.3 percent declined 2.2 percentage points from 11.5 percent for the nine months ended October 1, 2011. The decrease was primarily due to decreased volume, decreased prices and unfavorable mix which were only partially offset by cost reductions.

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

At September 29, 2012, the Company’s current ratio was 4.4 to 1 and working capital totaled $209.2 million, including $52.0 million of cash and cash equivalents. At December 31, 2011, the current ratio was 8.7 to 1 and working capital totaled $381.1 million, including cash and cash equivalents of $225.2 million. The reduction in working capital was primarily a result of a $336.1 million payment on March 26, 2012 for a special dividend of $10.50 per common share which was in part funded by $186.1 million in cash. This was partially offset by a $15.0 million increase in accounts receivable due primarily to increased sales.

Net cash from operating activities during the first nine months of 2012 was $49.2 million, compared to the first nine months of 2011 net cash from operating activities of $35.3 million. The increase was primarily due to the fact that the increase in receivables, inventory and payables in the first nine months of 2012 was $22.9 million smaller versus the comparable increase in the first nine months of 2011. This was partially offset by an increase in contributions to our qualified pension plans.

Net inventories at September 29, 2012 were $108.1 million, a decrease of $2.1 million compared to the $110.2 million of inventory at December 31, 2011, and a decrease of $6.3 million compared to June 30, 2012. Inventory turns at September 29, 2012 were 3.2, compared to 2.9 turns at October 1, 2011.

We closely monitor our accounts receivable and are reasonably assured that the net amount is fully collectible. Additionally, we believe that our inventory at September 29, 2012 is fully realizable.

During the third quarter of 2012, we paid regular cash dividends of $6.4 million compared to $6.1 million in the three months ended October 1, 2011, reflecting an increased dividend rate of $0.20 per common share paid in the third quarter of 2012 compared to $0.19 per common share paid in the third quarter of 2011. Regular dividends for the first nine months of 2012 totaled $19.2 million compared to $18.7 million for the first nine months of 2011. In addition, a special dividend of $10.50 per common share was paid in the first quarter of 2012 which totaled $336.1 million. There were no share repurchases in the third quarter of 2012. Share repurchases in the third quarter of 2011 totaled 205,000 shares for $6.6 million. First nine months of 2012 share repurchases totaled 36,742 shares for $1.2 million compared to 947,091 shares for $34.7 million in the first nine months of 2011. We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, we believe that our available cash and borrowing capacity will be sufficient to support our growth objectives, including strategic acquisitions.

On March 26, 2012, we terminated our former 2010 credit agreement and entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. Under the provisions of the 2012 credit agreement, the Company is required to repay the term loan in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. The Company expects to service this obligation through cash generated from operations over the term of the 2012 credit agreement. The 2012 credit agreement also provides for a $250.0 million senior revolving credit facility. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at September 29, 2012. On June 5, 2012, we borrowed $50.0 million under the senior revolving credit agreement to fund our acquisition of Fabreeka. Taking into account the borrowings under the revolving credit agreement and $3.2 million of letters of credit issued under the 2012 credit agreement, we had availability under the 2012 credit agreement of $196.8 million at September 29, 2012.

Outlook

While the current quarter restructuring addresses certain sector specific concerns associated with our wind and military businesses, we still see economic uncertainty and softness around the world. Europe continues to be impacted by its own macroeconomic issues while growth in Asia has become increasingly challenging in recent months. That said, non-wind incoming orders during the most recent quarter were healthy as many of our traditional markets, including heavy equipment, medical and military, experienced gains. While we wait for a more balanced and sustained improvement in business conditions, a reprioritized focus on our powerful industrial brands, and the enhanced operating leverage we expect to experience, should serve us well.

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

The Company is exposed to certain market risks which exist as part of the Company’s ongoing business operations including interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to our outstanding debt which is at a floating interest rate, currently LIBOR plus an applicable margin. A 10 percent increase in the weighted average interest rates paid by the Company would not have a material impact on the Company’s pre-tax earnings. The Company conducts business in various foreign currencies, primarily in Europe, Mexico, and Asia. Therefore, changes in the value of currencies of countries in these regions affect the Company’s financial position and cash flows when translated into U.S. dollars. The Company has mitigated and will continue to mitigate a portion of the Company’s currency exposure through operation of decentralized foreign operating companies in which many costs are local currency based. In addition, the Company periodically enters into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

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

KAYDON CORPORATION

October 26, 2012	/s/ Timothy J. Heasley
Timothy J. Heasley
Senior Vice President, Chief Financial Officer

October 26, 2012	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer