Form 10-K
period 2012-12-31
KAYDON CORP
filed 2013-02-21
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission file number 1-11333

Kaydon Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 2723 South State Street, Ann Arbor, Michigan 48104

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2012 (based on the June 29, 2012 closing price of the registrant’s Common Stock, as reported by the New York Stock Exchange on such date) was approximately $674 million. For purposes of this calculation only, all executive officers and directors of the registrant are assumed to be affiliates.

Number of shares outstanding of the registrant’s Common Stock at February 19, 2013:

32,077,537 Shares of Common Stock, par value $0.10 per share.

Portions of the registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1. BUSINESS

General Development of Business

Kaydon Corporation (the “Company” or “Kaydon”) is a leading designer and manufacturer of custom engineered, performance-critical products supplying a broad and diverse customer base. At the time of its 1983 incorporation, Kaydon was principally involved in the design and manufacture of bearings and components, as well as filters and filter housings. Since 1984, we have pursued a diversified growth strategy in the manufacturing sector. Our principal products now include bearings and components, filters and filter housings, custom rings, shaft seals, linear deceleration and vibration isolation products, specialty balls, fuel cleansing systems, gas-phase air filtration systems and replacement media, industrial presses and metal alloy products. These products are used by customers in a variety of aerospace, defense, specialized robotics, medical, alternative energy, material handling, machine tool positioning, security, electronic and other industrial applications. We perform as an extension of our customers’ engineering and manufacturing functions, with a commitment to identify and provide engineered solutions to design problems through technical innovation, cost-effective manufacturing and outstanding value-added service. We have grown both organically through strategic investments in our business and through acquisitions. In April 2011, we purchased all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property (“Hahn”) from Ulrich Hahn e.K. Hahn manufactures and sells high quality gas springs, tension springs and dampers for diverse industrial markets. In June 2012, we purchased all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”). Fabreeka is a leading provider of engineered vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions. Fabreeka and Hahn are in our Velocity Control Products segment.

Fiscal 2012 was an important transition year for Kaydon. After a period of exceptional growth in our military and wind energy businesses that spanned much of the decade preceding the global recession and financial crisis of 2009, recent years saw declines in both of these markets as the aftershocks of 2009 have created new market realities, notably fiscal austerity in most developed nations. In September 2012, we initiated a restructuring of our turntable and slewing bearings business, as described below, to align capacity with current market needs while maintaining our leadership positions and long-term capability to serve these markets.

In support of our wind energy growth initiative, from 2006 through 2009 we invested more than $80 million in our capacity expansion program. This expansion provided us with a significantly increased capability to supply large diameter turntable bearings principally to wind turbine manufacturers and allowed us to maintain our leadership position in this market. Annual sales to wind energy customers, which are recorded in the Friction Control Products segment, were $55.4 million, $54.3 million, $95.9 million, $103.0 million and $80.5 million, in 2012, 2011, 2010, 2009 and 2008, respectively, compared to $32.9 million in 2007. In the third quarter of 2012, the Company completed a comprehensive evaluation of its wind energy bearings business to align capacity with expected future market needs and decided to restructure this line of business. The decision to restructure this line of business was in response to existing and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and regulatory uncertainty at that time in the United States including uncertainty regarding the expiration of the federal Production Tax Credit (PTC), a federal per kilowatt hour tax incentive available to producers of electricity generated by wind facilities placed in service prior to December 31, 2012. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which are currently held for sale and certain portions of which will be held and used to service select wind energy customers; (ii) the consolidation of one of the Company’s three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into other Company operations; and (iii) workforce reductions and realignments in those facilities. In addition, the Company has incurred, and expects to incur, costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. The

KAYDON  CORPORATION  FORM  10K    1

Company expects that the restructuring will be substantially complete by the end of 2013, potentially subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above. Therefore, in the third quarter of 2012 the Company recorded a pre-tax non-cash impairment charge of $43.0 million associated with the wind restructuring. As a result of the long lead times necessary to complete wind energy production facilities to meet the December 31, 2012 placed in service requirement of the PTC, wind energy orders were modest in 2012. On January 1, 2013, the PTC was renewed for all wind energy facilities that start construction before December 31, 2013. While the extension of the PTC is expected to be beneficial, the expected timing of future orders and related product shipments remain uncertain. By rightsizing to reflect current market realities, we have adjusted manufacturing capacity and lowered fixed operating costs to provide enhanced operating leverage and position us for margin expansion when business conditions return to more consistently robust levels.

We have global operations with considerable opportunity to further expand organically. We intend to leverage our brands, reputation, expertise and customer base to gain a greater share of our customers’ business and deeper penetration in existing and adjacent markets. We also intend to opportunistically pursue both complementary “bolt-on” acquisitions and acquisitions of larger, free standing businesses that meet our qualitative criteria within the industrial sector.

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

We have two reportable segments and other operating segments engaged in the manufacture and sale of the following:

Friction Control Products – complex components used in aerospace, defense, specialized robotics, medical, alternative energy, security, electronic, material handling, construction and other industrial applications. Products include anti-friction bearings, split roller bearings and specialty balls.

Velocity Control Products – complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs, rotary dampers, vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions.

Other Industrial Products – complex and standard ring and seal products, filter elements and liquid and gas-phase filtration systems, metal alloys, machine tool components, presses, dies and benders used in a variety of applications.

Net sales related to our two reportable segments and our other operating segments during 2012, 2011 and 2010 are set forth in the following table:

	2012	2011	2010
	(in thousands)
Friction Control Products	$257,955	$255,025	$299,009
Velocity Control Products	106,504	89,766	60,208
Other Industrial Products	110,745	115,329	104,771

Total consolidated net sales	$475,204	$460,120	$463,988

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

2    KAYDON  CORPORATION  FORM  10K

closely with customers to engineer the required solution to their design and performance challenges.

We sell our products in each segment through a sales organization consisting of salespersons and representatives located primarily throughout North America, Europe and Asia. Salespersons are trained to provide technical assistance to customers, as well as to serve as a liaison between our factory engineering staffs and our customers. Also, a global network of specialized distributors and agents provides local availability of our products to serve the requirements of customers. In 2012, 2011 and 2010, several of our operating units had sales to various business units of the General Electric Company and its affiliates (“GE”) totaling, in aggregate, approximately 10.6 percent, 9.9 percent, and 16.6 percent of total sales, respectively. No other customer accounted for 10 percent or more of our total sales in 2012, 2011 or 2010. While the loss of any substantial customer, including GE, could have a material short-term impact on our business, we believe that our diverse client base and diverse product offerings should reduce the long-term impact of any such loss.

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

Variability in backlog is affected by the timing of orders received, particularly when larger customers pull forward or push out major orders. Backlog by reporting segment is presented below:

	December 31, 2012	December 31, 2011

	(in thousands)
Friction Control Products	$81,738	$128,927
Velocity Control Products	21,974	13,173
Other Industrial Products	39,768	39,534

Total	$143,480	$181,634

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

KAYDON  CORPORATION  FORM  10K    3

Employees

We employ approximately 2,187 people. We generally have satisfactory relationships with our employees.

International Operations

Certain friction control products are manufactured in Mexico and the United Kingdom and certain velocity control products are manufactured, assembled and distributed through facilities in Germany. We have expanded in China where we produce friction control products and velocity control products. In addition, within all segments, we distribute an array of products principally throughout North America, Europe and Asia. Our foreign operations are subject to political, monetary, economic and other risks attendant generally to international businesses. These risks generally vary from country to country.

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

Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions and other factors, including capital spending levels. Such industries include commercial aerospace, specialty electronics manufacturing equipment, power generation, off-road and heavy industrial equipment, and other capital equipment manufacturing. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Historically, downward economic cycles have reduced customer demand for our products, thereby reducing sales of our products and resulting in reductions to our revenues and earnings. In addition, our military sales are dependent on government funding. Sales to our wind energy customers have been volatile due to the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty in the United States including uncertainty in 2012 regarding the expiration of the federal Production Tax Credit (“PTC”) on December 31, 2012. Although on January 1, 2013, the PTC was renewed, the effect of this on our future results is uncertain. The timing and sustainability of worldwide economic growth in 2013 is also uncertain and if economic conditions do not remain at current levels or if conditions deteriorate our results of operations could be adversely affected.

Certain of our markets are significantly affected by government funding and incentives. The ability and intent of the government to continue to fund programs at historic levels may change in the current and future economic and political environment. Reduced government funding for products in these markets may affect our operating results and financial condition.

We provide components to the military product programs that our customers sell to the federal government. Defense spending in the last decade to support military actions in Iraq and Afghanistan has been significant. In addition, certain of our products are used in industries including the wind energy industry that rely, in part, on government incentives. The ability and intent of the government to fund military programs and provide incentives to certain

4    KAYDON  CORPORATION  FORM  10K

industries may decline. The U.S. Budget Control Act of 2011 (the “BCA”) incorporates planned reductions in defense funding for the next ten years. The federal government reached short term agreement on fiscal cliff funding issues, but faces deadlines in 2013 to resolve additional budget and spending matters. If agreements are not achieved on these matters, certain sequester provisions in the BCA will require automatic spending reductions which may affect certain programs where we are subcontractors. While the magnitude, timing and specific effects of reduced governmental defense spending are unknown, we expect that reduced defense spending will occur and may affect our operating results and financial condition.

The fiscal cliff agreements reached by the federal government in early 2013 included an extension of the PTC for wind energy projects started before December 31, 2013. Therefore, the possible renewal of this incentive for projects started after January 1, 2014 will require additional governmental action in an uncertain economic and political environment. The delay or absence of the extension of the PTC beyond December 31, 2013, may affect our operating results and financial condition.

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

KAYDON  CORPORATION  FORM  10K    5

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

Following our efforts to restructure our wind energy production capacity, if the wind energy market does not stabilize or declines, our operating results and financial condition may be adversely affected.

In 2012, we announced our wind energy restructuring to reduce wind energy production capacity. The restructuring included the recognition of an impairment charge of $43.0 million, the anticipated sale of production equipment with a book value of $6.5 million classified as held for sale and the expected disposal of an owned facility that produced large turntable bearings. We retained sufficient production capacity capable of producing turntable bearings in diameters of 5 feet to 12 feet in our facilities principally in Monterrey, Mexico, to continue to meet anticipated demand for wind energy bearings. While this equipment is also capable of producing large diameter turntable bearings for other of our markets, we face a risk of exposure to sales and earnings volatility if the wind industry is further affected by conditions in the capital markets, attracts new competition or loses certain governmental incentives, or other energy sources become more competitive, and we are unsuccessful in reallocating a portion of any resulting excess capacity to other markets. If the wind industry is adversely affected by these factors, we may not be able to sell the production equipment held for sale and the owned facility that we intend to dispose of at prices at or above carrying value, or if the market does not fully support our remaining production capacity investment, we could experience an impairment of our remaining wind energy capacity investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

6    KAYDON  CORPORATION  FORM  10K

ITEM 2. PROPERTIES

The following list sets forth the location of our principal manufacturing facilities for each reportable segment:

Reportable Segment	Location
Friction Control Products	Avon, OH; Dexter, MI; Muskegon, MI; Sumter, SC (3 sites); King’s Lynn, United Kingdom; Monterrey, Mexico (2 sites)
Velocity Control Products	Farmington Hills, MI; Langenfeld, Germany; Aichwald, Germany; Stoughton, MA; Dayton, OH
Other Industrial Products	Baltimore, MD; Crawfordsville, IN; Danville, IL; Doraville, GA; LaGrange, GA; Sayreville, NJ

We consider our properties to generally be in good condition, well maintained and suitable and adequate to carry on our business. Except for a leased facility in Monterrey, Mexico (1 site) substantially all of the properties are owned by us. None of our properties are subject to significant encumbrances. Our manufacturing facilities currently have sufficient capacity to meet customer demand. We have announced our intention to close one of our three Sumter, South Carolina facilities in conjunction with our wind restructuring. Our leased executive offices are located in Ann Arbor, MI.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

KAYDON  CORPORATION  FORM  10K    7

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following are the executive officers of Kaydon Corporation as of December 31, 2012.

Name and Age of Executive Officer	Data Pertaining to Executive Officers

James O’Leary (50)	Chairman of the Board, President and Chief Executive Officer. Mr. O’Leary joined Kaydon in March 2007 as President and Chief Executive Officer. He was elected Chairman of the Board in May 2007. Prior to joining Kaydon, he was Executive Vice President and Chief Financial Officer of Beazer Homes, USA, Inc. since August 2003, having joined Beazer Homes in June 2002. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 until 2002. He has been a Director of Kaydon since March 2005.

Timothy J. Heasley (58)	Senior Vice President, Chief Financial Officer. Mr. Heasley joined Kaydon in March 2012. Prior to joining Kaydon, he was Senior Vice President and Corporate Controller of Gibraltar Industries, Inc. from 2005 to 2012. Mr. Heasley previously served as Chief Financial Officer for MRC Industrial Group, Inc. from 2003 to 2005, and in increasingly responsible financial positions at SPS Technologies and Johnson Controls. In the first quarter of 2006, subsequent to Mr. Heasley’s departure, MRC Industrial Group, Inc. filed for bankruptcy protection.

Debra K. Crane (57)	Vice President, General Counsel and Secretary. Ms. Crane joined Kaydon in January 2008. Prior to joining Kaydon, she was Senior Counsel for Parker-Hannifin Corporation from 2006 to 2007. From 2003 to 2006, Ms. Crane was with Novelis Corporation.

Laura M. Kowalchik (43)	Vice President, Controller and Chief Accounting Officer. Ms. Kowalchik joined Kaydon in October 2010. Prior to joining Kaydon, she was Vice President and Corporate Controller of Dura Automotive Systems, LLC from 2008 to 2010. From 2006 to 2008 she held senior financial positions at Microheat, Inc. Ms. Kowalchik also held various positions with Metaldyne Corporation from 1998 to 2006. In the fourth quarter of 2008, subsequent to Ms. Kowalchik’s departure, Microheat, Inc. filed for bankruptcy protection.

Peter C. DeChants (60)	Senior Vice President, Corporate Development since March 2012. Chief Financial Officer from January 2009 to March 2012. From May 2007 to January 2009 Mr. DeChants held the position of Senior Vice President – Corporate Development and Strategy, and Treasurer. Mr. DeChants was previously Vice President – Corporate Development and Treasurer since joining Kaydon in September 2002.

Anthony T. Behrman (49)	Mr. Behrman served as Vice President – Human Resources from December 2007 through his resignation in January 2013. Prior to joining Kaydon, he held a variety of human resources positions at companies including BorgWarner, which he joined in 2001, Thomson Consumer Electronics, GTE and General Dynamics.

Executive officers, who are elected by the Board of Directors, serve for a term of one year.

8    KAYDON  CORPORATION  FORM  10K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “KDN”. As of December 31, 2012, there were 527 holders of record of our common stock.

The following table sets forth the high and low closing sales prices of our common stock and the cash dividends declared per share for the fiscal periods indicated.

	2012 by Quarter			2011 by Quarter
	Market Price High	Market Price Low	Dividends Declared	Market Price High	Market Price Low	Dividends Declared

Fourth	$23.93	$21.14	$0.20	$33.02	$26.91	$0.20
Third	23.77	20.25	0.20	38.54	28.33	0.20
Second	25.57	20.07	0.20	39.67	33.81	0.19
First	38.04	25.51	10.70	41.08	36.97	0.19

We expect that our practice of paying quarterly dividends on our common stock will continue, although future dividends will continue to depend upon our earnings, capital requirements, financial condition and other factors. In the first quarter of 2012, we declared and paid a special dividend of $10.50 per common share. In 2012, the dividend declared in the fourth quarter, which is typically paid in January of the following year, was paid on December 28, 2012.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2012. In May 2005, the Company’s Board of Directors authorized management to repurchase up to

5,000,000 shares of its common stock in the open market. The maximum number of shares that may yet be purchased under the repurchase plan totaled 1,168,596 shares as of December 31, 2012.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans at December 31, 2012, including the 1999 Long Term Stock Incentive Plan, the 2003 Non-Employee Directors Equity Plan and the Director Deferred Compensation Plan.

	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by shareholders	694,500	(1)	$28.01	2,161,352	(3)
Equity compensation plans not approved by shareholders (2)	13,531		N/A	N/A
Total	708,031			2,161,352

(1)	Includes only options outstanding under Kaydon’s 1999 Long Term Stock Incentive Plan and the 2003 Non-Employee Directors Equity Plan, as no warrants or rights were outstanding at December 31, 2012.

(2)	Includes shares of Kaydon common stock pursuant to phantom stock units outstanding under Kaydon’s Director Deferred Compensation Plan adopted by the Board of Directors effective January 1, 2001. This Plan is the only equity plan that has not been approved by shareholders and provides a vehicle for a Director to defer compensation and acquire Kaydon common stock. The amount shown in column (A) above assumes these Directors elect to receive their deferred compensation in shares of Kaydon common stock. The number of shares reserved for issuance under this Plan is not limited in amount, other than by the dollar value of the non-employee Directors’ annual compensation.

KAYDON  CORPORATION  FORM  10K    9

(3)	Includes shares available for issuance under Kaydon’s 1999 Long Term Stock Incentive Plan which allows for the granting of stock options, stock appreciation rights and for awards of restricted stock, restricted stock units and stock-based performance awards to employees of and consultants to the Company, and shares available for issuance under the 2003 Non-Employee Directors Equity Plan which allows for the granting of stock options and for awards of restricted stock.

Stock Performance Graph

The following graph compares the cumulative, five-year shareholder returns on our common stock to the Standard & Poor’s 500 (“S&P 500”) Stock Composite Index for the broad equity index and the Value Line Diversified Manufacturing Index as an industry standard for the five-year period commencing January 1, 2008 and ending December 31, 2012, assuming an investment of $100.00 at the close of trading on December 31, 2007 in our common stock, the S&P 500 Stock Composite Index and the Value Line Diversified Manufacturing Index (published by Value Line, Inc). The cumulative total return assumes reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
Kaydon Corporation	$100.00	$63.95	$68.01	$79.02	$60.59	$69.29
Standard & Poor’s 500	$100.00	$63.00	$79.67	$91.67	$93.60	$108.58
Diversified Manufacturing Index	$100.00	$59.70	$77.25	$98.25	$105.66	$127.87

10    KAYDON  CORPORATION  FORM  10K

ITEM 6. SELECTED FINANCIAL DATA

	2012		2011		2010		2009		2008
	(In thousands, except per share data)
Income Statement
Net Sales	$475,204		$460,120		$463,988		$441,145		$522,374
Gross Profit	158,727		161,077		164,625		143,865		192,180
Net Income	$550	(1)	$49,332	(2)	$56,045	(3)	$45,956	(4)	$65,063
Balance Sheet
Total Assets	$615,162		$791,697		$801,332		$787,944		$789,782
Cash and Cash Equivalents, and Short-term Investments	53,556		225,214		286,648		262,403		232,998
Total Debt	176,375		—		—		—		—
Cash Flow Data
Net Cash From Operating Activities	$86,882		$54,886		$93,864		$66,181		$57,900
Capital Expenditures	17,414		14,918		15,397		11,986		60,704
Depreciation and Amortization of Intangible Assets	22,746		23,295		24,510		24,119		21,645
Per Share Data
Earnings per Share – Diluted	$0.02	(1)	$1.52	(2)	$1.67	(3)	$1.37	(4)	$2.06
Dividends Declared per Share	11.30		0.78		0.74		0.70		0.64

(1)	2012 results include the after tax effect, $41.9 million or $1.31 per share, of the pre-tax $46.3 million of expenses related to the wind energy restructuring, the after tax effect, $2.6 million or $0.08 per share, of the pre-tax $4.1 million of expenses related to a customer arbitration, the after tax effect, $2.2 million or $0.07 per share, of the pre-tax $2.9 million expense related to the settlement of certain pension benefits, the after tax effect, $1.4 million or $0.04 per share, of the pre-tax $2.0 million of expenses for due diligence and purchase accounting costs, and the after tax effect, $1.1 million or $0.03 per share, of the pre-tax $1.6 million of expenses related to our 2012 recapitalization.

(2)	2011 results include the after tax effect, $4.5 million or $0.14 per share, of the pre-tax $6.2 million of expenses related to a customer arbitration, the after tax effect, $0.2 million or $0.01 per share, of the pre-tax $0.3 million gains related to the curtailment of certain postretirement benefits, the after tax effect, $1.2 million or $0.04 per share, of the pre-tax $1.8 million of expenses for due diligence and purchase accounting costs, the after tax effect, $1.6 million or $0.05 per share, of the pre-tax $2.4 million in expenses related to our manufacturing consolidation program.

(3)	2010 results include the after tax effect, $1.6 million or $0.05 per share, of the pre-tax $2.3 million of expenses related to a customer arbitration, the after tax effect, $2.3 million or $0.07 per share, of the pre-tax $3.5 million gains related to the curtailment of certain postretirement benefits, the after tax effect, $2.7 million or $0.08 per share, of the pre-tax $4.0 million of expenses for unconsummated corporate development efforts and the after tax effect, $2.5 million or $0.08 per share, of the pre-tax $3.7 million in expenses related to our manufacturing consolidation program.

(4)	2009 results include the after tax effect, $4.9 million or $0.15 per share, of the pre-tax $7.6 million gains related to the curtailment of certain postretirement benefits.

KAYDON  CORPORATION  FORM  10K    11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company, Kaydon Corporation, is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of industrial, aerospace, defense, alternative energy, medical and electronic equipment and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from year to year.

Fiscal 2012 was an important transition year for Kaydon. After a period of exceptional growth in our military and wind energy businesses that spanned much of the decade preceding the global recession and financial crisis of 2009, recent years saw declines in both of these markets as the aftershocks of 2009 have created new market realities, notably fiscal austerity in most developed nations. In September 2012, we initiated a comprehensive restructuring of our bearings business to align capacity with current market needs while maintaining our leadership positions and long-term capability to serve these markets. By rightsizing to reflect current market realities, we have adjusted manufacturing capacity and lowered fixed operating costs to provide maximum operating leverage and position us for margin expansion as business conditions eventually return to more consistently robust levels.

With much of the revenue decline related to wind energy markets already replaced by acquisitions made over the past two years in our Velocity Controls business, we look forward to accelerating profitable growth across our product portfolio. Within our Friction Controls segment, we remain focused on developing profitable expansion opportunities in underserved international markets and in our traditional distribution channels, particularly within our historically critical industrial end markets. With improved operating leverage, investments already made in operational initiatives and sales and marketing resources throughout the Company are expected to make a more pronounced impact as we may also benefit from the eventual improvement in the global economy.

At the end of 2012, economic conditions saw relatively high levels of uncertainty both in the United States, with election and fiscal cliff concerns prevalent, and in Europe, where relative economic stability has yet to translate into meaningfully improved industrial activity. While there continues to be notable uncertainty in many of our markets, incoming orders at the end of 2012 were healthy as many of our traditional industries served, including general industrial, military and medical, experienced gains relative to the prior year.

While we wait for a more balanced and sustained improvement in business conditions, a reprioritized focus on our powerful industrial brands and the critical industries they serve, coupled with the enhanced operating leverage expected post-restructuring, should serve us well. With manufacturing capacity and working capital levels better reflective of the current environment, we are well positioned for the gradual economic improvements expected as the year progresses.

In 2012, in addition to initiating the necessary restructuring already discussed and completing one acquisition in Velocity Controls while integrating another, we provided ample evidence of our ability to generate strong levels of free cash flow while providing meaningful returns to our shareholders in a yield starved environment, as demonstrated by our special dividend in March 2012 and our continued regular quarterly dividend. Our ability to consistently generate strong levels of free cash flow while providing meaningful cash returns to our shareholders in a still volatile investing environment remains a hallmark of Kaydon as we have managed both cyclical and secular challenges within our businesses since 2009.

During the third quarter of 2012, as noted above, we announced a comprehensive restructuring of our wind energy bearings business to realign capacity with expected future market needs. The decision to restructure this line of business was in response to existing and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty in the United States including the uncertainty regarding the

12    KAYDON  CORPORATION  FORM  10K

potential expiration of the federal Production Tax Credit on December 31, 2012. As a result of this decision, in 2012 we recorded $46.3 million of pre-tax charges which included the impairment of assets, severance and other charges. In addition, net charges of $4.1 million were incurred related to the conclusion of a customer arbitration issue. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which are held for sale and certain portions of which are held and used to service select wind energy customers; (ii) the consolidation of one of our three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into our other operations; and (iii) workforce reductions and realignments in those facilities. In addition, we have incurred, and expect to incur, costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. We expect that the restructuring will be substantially complete by the end of 2013, potentially subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above.

In June 2012, we acquired Fabreeka Group Holdings, Inc. (“Fabreeka”) for approximately $53 million. Fabreeka is a leading provider of engineered vibration isolation and shock control products serving a diverse customer base across numerous end markets including test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. The acquisition was financed with $50.0 million of borrowings under our 2012 credit agreement (defined below) and available cash. In April 2011, we completed the purchase of all of the outstanding shares of HAHN-Gasfedern GmbH and related real estate and intangible property from Ulrich Hahn e.K. (“Hahn”).

During the first quarter of 2012, we completed the recapitalization of the Company. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility which was used to fund a portion of our $10.50 per common share special dividend to shareholders paid on March 26, 2012, and a $250.0 million senior revolving credit facility. The remaining portion of the dividend was funded from our available cash balances. Costs associated with the recapitalization totaled $1.6 million, which included non-cash stock option modification costs, the immediate recognition of certain unamortized debt issuance costs associated with our prior credit agreement, and the effect of the special dividend on certain benefit costs.

During 2012, our net sales totaled $475.2 million, which included the contributions of Fabreeka acquired in June 2012, and Hahn acquired in April 2011. The sales contributed by these acquired entities more than offset a decrease in sales of products serving our industrial markets. We generated net income of $0.6 million and cash flow from operating activities of $86.9 million during 2012. During 2012 cash and cash equivalents decreased $171.7 million as we invested a net $51.3 million to acquire Fabreeka, $15.3 million in net capital expenditures, $1.2 million for stock repurchases and $367.9 million in common stock dividends, which more than offset cash generated from operating activities. Additionally, at December 31, 2012, we had net borrowings of $144.4 million under the senior term loan facility and $32.0 million under the senior revolving credit facility. The total order book for 2012 equaled $430.9 million, compared to $437.0 million in 2011 with the change reflecting a reduction in wind energy orders which was only partially offset by increased military and industrial orders including the orders contributed by Fabreeka and Hahn. Our 2012 year-end backlog totaled $143.5 million.

At December 31, 2012, our current ratio was 5.1 to 1 and working capital totaled $195.8 million. We believe that our cash and cash equivalents balance of $53.6 million at December 31, 2012 and future cash flows from operations, along with our borrowing capacity are adequate to fund our operations and strategies for future growth, including working capital, expenditures for capital expansion and efficiencies, selected stock repurchases, market share initiatives and corporate development efforts. In summary, our future performance will be impacted by general economic conditions and the strength or weakness of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.

KAYDON  CORPORATION  FORM  10K    13

The discussion which follows should be reviewed in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements contained in

Item 8 of this Annual Report to assist in understanding our results of operations, financial condition, cash flows, capital structure and other relevant financial information.

Selected Data For The Years 2012, 2011 and 2010

	For the Years Ended December 31,
	2012	% of sales	2011	% of sales	2010	% of sales
(Dollars in thousands, except per share amounts)
Results from operations:
Net sales	$475,204		$460,120		$463,988
Cost of sales	316,477		299,043		299,363
Gross profit	158,727	33.4%	161,077	35.0%	164,625	35.5%
Selling, general and administrative expenses	100,662	21.2%	90,841	19.7%	83,006	17.9%
Impairment Charge	42,953		—		—
Operating income	15,112	3.2%	70,236	15.3%	81,619	17.6%
Interest expense	3,135		388		231
Interest income	327		491		486
Provision for income taxes	11,754		21,007		25,829
Net income	$550		$49,332		$56,045
Earnings per share – diluted	$0.02		$1.52		$1.67

Analysis of 2012 Operations Compared to 2011 Operations

Net Sales

Net sales for 2012 equaled $475.2 million, an increase of $15.1 million or 3.3 percent, compared to net sales in 2011 of $460.1 million. The increase in sales compared to 2011 was attributable primarily to a 4.5 percent increase in volume principally of our military products and the inclusion of the results of Hahn acquired in April 2011 and Fabreeka acquired in June 2012 as well as the net favorable effect of increased pricing. The volume increases were only partially offset by a $7.0 million unfavorable effect of changes in foreign exchange rates. The decrease resulting from foreign exchange rate changes was principally attributable to a stronger U.S. dollar relative to the British pound and the Euro on a year over year basis.

Gross Margin

Gross margin in 2012 was 33.4 percent, a decrease of 1.6 points from the 35.0 percent gross margin in 2011. The combined effect of increased sales volume and increased pricing resulted in an increase in gross margin of 2.6 points. Gross margin increased by 0.4 points due to decreased manufacturing restructuring charges. More than offsetting these increases were the 1.2 point adverse effect of decreased cost absorption due to a reduction in inventories, the 0.9 point adverse effect of changes in product mix, the 0.6 point adverse effect of foreign exchange rate changes, the 0.4 point adverse effect of wind restructuring charges and arbitration costs, and the 1.5 point adverse effect of other net cost increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $100.7 million, or 21.2 percent of sales, in 2012, compared to $90.8 million, or 19.7 percent of sales, in 2011. The $9.8 million increase was primarily attributable to a $6.9 million increase due to the inclusion of Hahn and Fabreeka. Selling expenses increased $3.8 million compared to 2011 of which $3.0 million was due to the inclusion of Hahn and Fabreeka and $0.8 million was primarily related to the costs associated with the Company’s focused global sales and marketing initiatives. General and administrative expenses increased $6.0 million from the prior year, which was primarily due to the additions of Hahn and Fabreeka. In addition, other increases included: one-time costs associated with the Company’s 2012 recapitalization of $1.3 million, increased restructuring charges of $1.1 million, and a $2.9 million pension settlement charge. These

14    KAYDON  CORPORATION  FORM  10K

increases were partially offset by a decrease in arbitration costs of $2.4 million, decreased incentive compensation accruals of $2.4 million and $0.7 million of income associated with an insurance claim recovery.

Operating Income

Impacted by the matters discussed above, including the restructuring of our wind energy business, our operating income was $15.1 million, or 3.2 percent of sales, in 2012, compared to $70.2 million, or 15.3 percent of sales, in 2011.

Interest Income

During 2012, interest income totaled $0.3 million on average investment balances of $61.8 million. This compares to $0.5 million of interest income in 2011 on average investment balances of $217.9 million.

Interest Expense

During 2012, interest expense totaled $3.1 million and represented the interest on borrowings to fund our first quarter 2012 recapitalization, the Fabreeka acquisition and the amortization of costs associated with our current and prior credit facilities. During 2011, interest expense totaled $0.4 million and represented amortization of costs associated with our prior credit facility.

Provision for Income Taxes

The effective tax rate for 2012 was an extraordinarily high 95.5 percent compared to 29.9 percent in 2011, due to the minimal tax benefits associated with our wind asset impairment and restructuring charges. Excluding these items, the effective tax rate was approximately 28 percent which is lower than prior year primarily due to a decrease in taxes on foreign earnings.

Net Income

Net income for 2012 was $0.6 million or $0.02 per share on a diluted basis, which included the after tax expenses of $41.9 million, or $1.31 per share, for wind restructuring and impairment charges, $2.6 million, or $0.08 per share, for customer arbitration costs, $2.2 million or $0.07 per share, for lump sum pension settlement, $1.4 million, or $0.04 per share, for due diligence and acquisition related purchase accounting costs, and $1.1 million, or $0.03 per share, for costs associated with the Company’s 2012 recapitalization all based on approximately 31.8 million common shares outstanding. Net income for 2011 was $49.3 million or $1.52 per share on a diluted basis, which included the after tax expenses of $4.5 million, or $0.14 per share, for customer arbitration costs and a related inventory reserve, $1.6 million, or $0.05 per share, for costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Financial Statements) and $1.2 million or $0.04 per share for due diligence and acquisition related purchase accounting costs, all based on approximately 32.1 million common shares outstanding.

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

Gross Margin

Gross margin in 2011 was 35.0 percent, a decrease of 0.5 points from the 35.5 percent gross margin in 2010. The combined effect of sales volume and product mix changes increased gross margin by 2.7 points as we achieved growth in sales of higher margin products relative to lower margin products. Gross margin increased by 0.3 points due to

KAYDON  CORPORATION  FORM  10K    15

decreased expenses incurred for our manufacturing consolidation program (see Note 13 to the Consolidated Financial Statements). More than offsetting these increases were the 1.1 point adverse effect of pricing, the 0.9 point adverse effect of an inventory reserve recorded related to a customer arbitration (see Note 1 to the Consolidated Financial Statements), a 0.2 point reduction from the effects of foreign exchange rate changes, and a 1.3 point reduction from the effect of other net cost increases. The effect on gross margin of wind energy price reductions was greater than the positive gross margin effect of the increased pricing in our metal alloy business.

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

Interest Expense

During 2011, interest expense totaled $0.4 million and represented the amortization of costs associated with our then current credit facility. During 2010, interest expense totaled $0.2 million and represented amortization of costs associated with our then current and prior credit facilities.

Provision for Income Taxes

The effective tax rate for 2011 was 29.9 percent compared to 31.5 percent in 2010 with the reduction largely attributable to an increase in foreign earnings taxed at a lower rate than the U.S. federal statutory rate, a reduction in state income taxes, and U.S. tax credits for research and development.

Net Income

Net income for 2011 was $49.3 million or $1.52 per share on a diluted basis, which included the after tax expenses of $4.5 million, or $0.14 per share, for customer arbitration costs and a related inventory reserve, $1.6 million, or $0.05 per share, for costs related to our manufacturing consolidation program (see Note 13 to the Consolidated Financial Statements), and $0.9 million or $0.03 per share for due diligence costs, all based on approximately 32.1 million common shares outstanding. Net income for 2010 was $56.0 million or $1.67 per share on a diluted basis, which included the after tax expenses of $2.7 million, or $0.08 per share, for unconsummated corporate development efforts and $2.5 million, or $0.08 per share, for costs related to our manufacturing consolidation program and the after tax gain of $2.3 million, or $0.07 per share, associated with the curtailment of certain postretirement benefits, based on approximately 33.1 million common shares outstanding.

Results by Business Segment

We classify our businesses into two reporting segments: Friction Control Products and Velocity Control Products. The Company’s remaining operating segments are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to

16    KAYDON  CORPORATION  FORM  10K

segment operating income include certain amortization, corporate administrative expenses and other amounts. Items not allocated to segment operating income in 2012 included $2.9 million of costs associated with the settlement of certain pension obligations, $1.6 million of due diligence costs, and $1.3 million of costs associated with our first quarter 2012 recapitalization. Items not allocated to segment operating income in 2011 included costs associated with due diligence efforts of $1.2 million and postretirement benefit curtailment gains of $0.3 million. Items not allocated to segment operating income in 2010 included costs associated with unconsummated corporate development efforts of $4.0 million and postretirement benefit curtailment gains of $3.5 million. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Friction Control Products

	For the Years Ended December 31,
	2012	2011	2010	% Change 2012 to 2011	% Change 2011 to 2010
(Dollars in millions)
Sales	$258.0	$255.0	$299.0	1.1%	(14.7)%
Operating Income	$(11.5)	$37.4	$61.3	nm	(39.0)%
Operating Margin	(4.5)%	14.7%	20.5%

2012 Compared to 2011

Sales in our Friction Control Products reporting segment were $258.0 million during 2012 compared to $255.0 million during 2011, an increase of $2.9 million or 1.1 percent. The increase was a result of a 0.4 percent increase in sales volume and increased pricing of 1.3 percent, partially offset by a $1.4 million unfavorable effect of changes in foreign currency exchange rates. The sales increases were primarily in the military market and in the industrial markets served by our split-roller bearings business, which more than offset decreases in our semiconductor, machinery and medical markets.

Operating margin was a negative 4.5 percent, and declined significantly from 14.7 percent in 2011. This large decrease in margin was primarily the result of the $46.3 million of wind energy restructuring charges, as well as unfavorable product mix. These margin decreases were partially offset by the positive effect of increased pricing, increased volume and lower arbitration costs.

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

KAYDON  CORPORATION  FORM  10K    17

Velocity Control Products

	For the Years Ended December 31,
	2012	2011	2010	% Change 2012 to 2011	% Change 2011 to 2010
(Dollars in millions)
Sales	$106.5	$89.8	$60.2	18.6%	49.1%
Operating Income	$22.7	$21.2	$14.3	7.0%	48.6%
Operating Margin	21.3%	23.6%	23.7%

2012 Compared to 2011

During 2012, sales in our Velocity Control Products reporting segment were $106.5 million compared to $89.8 million in 2011. The increase in sales was the result of a 23.5 percent increase in volume and increased pricing of 1.3 percent which was partially offset by the negative effect of changes in foreign exchange rates of $5.6 million. The volume increase was primarily due to the results of acquired businesses which more than offset decreased volume in our other international markets.

During 2012, the operating margin of 21.3 percent declined 2.3 percentage points from 23.6 percent in 2011. The lower margin was primarily a result of unfavorable product mix, the effect of changes in foreign currency exchange rates, and increased selling costs related to the Company’s focused global sales and marketing initiatives.

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

Other Industrial Products

	For the Years Ended December 31,
	2012	2011	2010	% Change 2012 to 2011	% Change 2011 to 2010
(Dollars in millions)
Sales	$110.7	$115.3	$104.8	(4.0)%	10.1%
Operating Income	$11.7	$13.7	$9.0	(14.6)%	51.8%
Operating Margin	10.6%	11.9%	8.6%

2012 Compared to 2011

Sales for our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $110.7 million during 2012 compared to $115.3 million in 2011. The reduction in sales was a result of a 2.6 percent reduction in pricing primarily due to our metal alloy business and a 1.4 percent decrease in volume primarily driven by our liquid filtration, metal forming and machine tool businesses, which more than offset increases in volume from our sealing and air filtration product businesses.

The operating margin of 10.6 percent declined 1.3 points from 11.9 percent in 2011. The decrease was primarily due to decreased pricing, decreased volume, and unfavorable mix, which was only partially offset by net cost reductions.

18    KAYDON  CORPORATION  FORM  10K

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

Liquidity and Capital Resources

At December 31, 2012, our current ratio was 5.1 to 1 and working capital totaled $195.8 million, including cash and cash equivalents of $53.6 million. At December 31, 2011, our current ratio was 8.7 to 1 and working capital totaled $381.1 million, including cash and cash equivalents of $225.2 million.

We have historically generated significant cash flows from operating activities to fund capital expenditures, dividends and other operating requirements. Cash flow generation has been enhanced by our continuing efforts to improve operating efficiencies, implement cost reductions and manage working capital requirements. Net cash from operating activities equaled $86.9 million in 2012, $54.9 million in 2011 and $93.9 million in 2010. Net cash from operating activities in 2012 increased compared to 2011 primarily due to decreased inventories and accounts receivable in 2012 compared to increases in 2011. Net cash from operating activities in 2011 decreased compared to 2010 primarily due to decreased net income, increased inventories, and a decrease in accrued liabilities in 2011 compared to 2010.

Net inventories at December 31, 2012 were $97.9 million, a decrease of $12.3 million in 2012 to align our inventory level to reflect the current market environment. Inventories at December 31, 2011 were $110.2 million, an increase of $22.0 million in 2011 associated with both anticipated future sales and certain product deliveries expected to be completed in 2011, but which had been rescheduled by the customer to meet their revised requirements. The 2011 inventory increase was net of a $4.1 million inventory reserve recorded at December 31, 2011 associated with a customer arbitration as more fully described below.

We closely monitor our accounts receivable and are reasonably assured that the net amount is fully collectible. Additionally, we believe that our inventory at December 31, 2012 is fully realizable.

At December 31, 2011 and 2010, we had approximately $8.3 million of working capital, or $3.8 million after reserves at December 31, 2011, invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer had not paid us and had made a claim for material damages alleging that certain field performance issues of its product were attributable to the quality of the supplied bearings. After unsuccessful mediation, the parties proceeded to binding arbitration, an arbitration tribunal was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory was not expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011, we reserved $4.1 million for the write down of the value of the inventory to scrap value. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, we believed that it was reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss had been incurred. However, due to these uncertainties and complexities, we were unable to make an estimate of a reasonably possible loss or range of loss prior to the final decision of the arbitration tribunal.

KAYDON  CORPORATION  FORM  10K    19

On September 14, 2012, the arbitration tribunal issued its binding executed final award. While the tribunal noted that, for the most part, we successfully defended the substantial damages claim brought against it, the tribunal awarded the customer $4.4 million for recovery of replacement costs of a portion of the bearings we had supplied. The tribunal rejected our claim for the recovery of inventory costs and lost profits. As noted above, the related inventory had been written down to scrap value at December 31, 2011. The tribunal also awarded us $3.9 million related to the accounts receivable owed by the customer. As a result of the arbitration award, in the third quarter of 2012 we recorded a total net charge of $4.0 million related to the ruling which consisted of a $4.4 million charge to cost of sales for the replacement costs, and a reversal of $0.4 million of the previously recorded accounts receivable reserve which was recorded as a reduction in selling, general and administration expense. We paid $0.5 million to the customer in the fourth quarter of 2012 in accordance with the terms of the executed final award. This matter was within the Friction Control Products segment.

Capital expenditures equaled $17.4 million in 2012, $14.9 million in 2011, and $15.4 million in 2010 to expand productive capacity, improve quality and reduce costs. The decrease in capital expenditures in 2011 compared to 2010 reflected the completion of our manufacturing consolidation program. During 2013, we expect to invest approximately $15 million to $20 million in aggregate capital expenditures for all segments.

The Company paid regular cash dividends totaling $31.8 million, $25.1 million and $24.5 million in 2012, 2011 and 2010, respectively. The dividends paid through the third quarter of 2010 were at a quarterly rate of $0.18 per share. The dividends paid in the fourth quarter of 2010 and the first three quarters of 2011 were at a quarterly rate of $0.19 per share. In 2012, the dividend declared in the fourth quarter, which is typically paid in January of the following year, was paid on December 28, 2012. The dividends paid in the fourth quarter of 2011 and in all four quarters of 2012 were at a quarterly rate of $0.20 per share. In addition, a special dividend was paid in the first quarter of 2012 at a rate of $10.50 per share which totaled $336.1 million.

We repurchased 36,742 shares of our common stock in 2012 for $1.2 million, 1,082,091 shares of our common stock in 2011 for $38.7 million, and 741,754 shares of our common stock in 2010 for $27.0 million. In 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5,000,000 shares. Of the 5,000,000 shares currently authorized by the Board of Directors for repurchase, 3,831,404 shares have been repurchased as of December 31, 2012. We may make opportunistic stock repurchases over time, the amount of which will depend on the market for our common stock and our financial condition and liquidity.

Our payments to various taxing authorities were $18.3 million, $15.6 million and $19.2 million during 2012, 2011 and 2010. Tax payments are expected to be approximately $15 million during 2013. We intend to permanently reinvest the earnings of certain international operations which can restrict our ability to use cash from our international operations for domestic needs. We believe that we have sufficient sources of domestic liquidity in both our existing domestic cash balances and borrowing capacity to meet our needs.

In March 2012, we terminated our former 2010 credit agreement and entered into a new $400 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012, and a $250.0 million senior revolving credit facility. Under the provisions of the 2012 credit agreement, the Company is required to repay the term loan in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, of $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. The Company expects to service this obligation through cash generated from operations over the term of the 2012 credit agreement. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and

20    KAYDON  CORPORATION  FORM  10K

minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at December 31, 2012. On June 5, 2012, we borrowed $50.0 million under the senior revolving credit agreement to fund our acquisition of Fabreeka. Taking into account the borrowings under the senior revolving credit agreement and $3.3 million of letters of credit issued under the 2012 credit agreement, we had unused credit under the 2012 credit agreement of $214.7 million at December 31, 2012.

The then remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement are being amortized over the life of the 2012 credit agreement. Credit agreement fees included in other assets in the Consolidated Balance Sheet at December 31, 2012, equaled $2.1 million.

We expect that our planned capital requirements, which consist of capital expenditures, dividend payments and our stock repurchase program, will be financed by operations and existing cash balances. In addition, the ability to borrow under our credit agreement provides additional financial strength to support our objectives, including future acquisitions.

Our significant contractual obligations at December 31, 2012 are set forth below:

	Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016- 2017	More than 5 years
	(In thousands)
Long-term debt	$176,375	$10,313	$29,062	$137,000	—
Operating leases	9,386	2,593	3,627	2,243	$923
Purchase obligations for property, plant and equipment	2,086	2,086	—	—	—
Total	$187,847	$14,992	$32,689	$139,243	$923

We expect to make cash contributions of approximately $2.4 million to our pension plans in 2013. We regularly review our funding strategy for our pension plans. We expect to contribute approximately $0.4 million to our postretirement benefit plans in 2013. We have $1.3 million of liabilities for unrecognized tax benefits which are excluded from the above table because the timing of settlement of these liabilities cannot be reasonably estimated.

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

In June 2012, we completed the acquisition of all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”). Fabreeka is a leading provider of engineered vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions for diverse industrial markets. Fabreeka’s results are included in the Velocity Control Products segment.

Litigation

We are a party to various pending lawsuits and other matters arising in the normal course of business. Our estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2012 and 2011 were not material.

KAYDON  CORPORATION  FORM  10K    21

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

Valuation of Assets Acquired in Business Combinations – We value assets acquired in business combinations including property, plant and equipment and intangible assets. The fair value estimates are developed using the best information available to us and we typically engage third-party valuation specialists to assist us. The fair value estimates require us to use various factors and information including market information, projected economic and market conditions, projected future growth rates, projected future cash flows, and other information typically used to value the acquired assets in accordance with generally accepted accounting principles. If the actual performance of the acquired companies and of the related acquired assets are not consistent with the projections used to value the assets, we may be required to incur asset impairment charges in future periods. We believe the accounting estimates related to the valuation of assets acquired in business combinations to be critical accounting estimates because the estimates, while based on reasonable and supportable assumptions and projections, requires our subjective judgments and the time periods for estimating future cash flows is often lengthy, increasing the sensitivity of assumptions made, thus projected outcomes may vary.

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

22    KAYDON  CORPORATION  FORM  10K

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

In 2012, as of our annual assessment date, a discount rate was developed which is the value-weighted average of our estimated cost of equity and estimated cost of debt (“cost of capital”) derived using both known and estimated, customary, marketplace metrics, including a size risk premium. In 2012, depending on the assessed risk of the reporting unit, we used discount rates of 11.5 to 12.5 percent to calculate the fair value of each reporting unit.

In arriving at future discounted cash flows for each reporting unit, we evaluate the appropriate growth rate in perpetuity for each of our reporting units to calculate a terminal value of cash flows following each reporting unit’s five-year planning period. The terminal value for each reporting unit is determined based on that reporting unit’s specific operating cash flow at the end of the planning period and the reporting unit’s assumed growth rate in perpetuity. In 2012, as of our annual assessment date, we used a growth rate in perpetuity of 1.0 to 2.0 percent depending on the assessed long-term growth of the reporting unit.

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

Our goodwill impairment testing in 2012 revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) as of the July 31 annual testing date ranged from approximately 18 percent to approximately 275 percent. Assumptions regarding discount rate, revenue growth rates, operating profit margins and perpetuity growth rate may have a significant effect on the estimated fair value of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical ten percent decrease to the fair values of each reporting unit. The results of this ten percent hypothetical change in fair values would not have changed our conclusion that fair values exceeded carrying values in each case by a material amount.

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

KAYDON  CORPORATION  FORM  10K    23

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

Assumed discount rates, expected rate of return on plan assets and rate of compensation increases have a significant effect on the amounts reported for the pension plans. The effect of a one percentage point increase or decrease in each factor on the projected benefit obligation and net periodic pension cost would have been:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
	(in thousands)
Discount rate effect on December 31, 2012 projected benefit obligation	$(20,233)	$24,963
Discount rate effect on the 2012 net periodic pension cost	$(1,925)	$2,289
Salary scale effect on December 31, 2012 projected benefit obligation	$3,924	$(3,357)
Salary scale effect on the 2012 net periodic pension cost	$706	$(607)
Expected return on plan assets effect on the 2012 net periodic pension cost	$(1,163)	$1,163

24    KAYDON  CORPORATION  FORM  10K

The following table summarizes certain of the Company’s assumptions:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011

Weighted average assumptions used to determine obligations:
Discount rate – qualified pension plans and postretirement benefit plans	4.17%	5.01%	2.89%	4.16%
Discount rate – non-qualified pension plan	4.36%	5.05%	N/A	N/A
Rate of compensation increase – age-graded	3.70%	4.00%	3.70%	4.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.01%	5.46%	4.16%	4.50%
Discount rate – non-qualified pension plan	5.05%	5.50%	N/A	N/A
Expected long-term return on plan assets	7.70%	7.70%	N/A	N/A
Rate of compensation increase – age-graded	4.00%	4.50%	4.00%	4.50%

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

The current market conditions for highly rated corporate bonds has a significant effect on our assumption for the discount rate used to determine projected benefit obligations and net periodic benefit cost, where an increase (decrease) in interest rates will result in a decrease (increase) in the projected benefit obligation and decrease (increase) in net periodic benefit cost. At December 31, 2012, the discount rates assumed were lower than those at December 31, 2011, affecting plan benefit obligations at December 31, 2012 and the net periodic pension cost for 2013 accordingly.

Changes in current conditions in financial markets do not significantly alter the underlying long-term expected return on plan assets each year. However, actual returns compared to the expected return on plan assets have a significant effect on the funded status of the plans and consequently the net periodic pension cost and plan contributions in future periods. The actual rate of return on plan assets in 2012 was higher than the expected long-term rate of return on plan assets increasing the funded status at December 31, 2012 and reducing the net periodic pension cost in 2013. The actual rate of return on plan assets in 2011 was lower than the expected long-term rate of return on plan assets. The actual rate of return on plan assets in 2010 significantly exceeded the expected long-term rate of return on plan assets.

Our cash contributions required to fund our pension plans in 2012 were $8.8 million and are expected to be $2.4 million in 2013. The 2013 cash contributions and future expected contributions are expected to have only a minor impact on our current and future liquidity as we expect to meet funding requirements from cash generated in our operations or our available cash resources.

The expected age-graded rate of compensation increase was adjusted downward to reflect our long-term experience, the near-term outlook and assumed inflation.

To better understand this accounting policy and its impact on us, readers should refer to the Notes to Consolidated Financial Statements (Note 7) in this Annual Report for additional information regarding costs, obligations and assumptions for employee pension and postretirement benefits.

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

KAYDON  CORPORATION  FORM  10K    25

We have liabilities recorded for unrecognized tax benefits totaling $1.3 million as of December 31, 2012, all of which would affect the effective tax rate. It is our policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. We have recorded $0.6 million in liabilities for tax-related interest and penalties on our consolidated balance sheet, as of December 31, 2012. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The Company, or one or more of its subsidiaries, operates and files income tax returns in the United States, various states and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, we are no longer subject to U.S. federal tax examinations for years before 2009, state examinations for years before 2007, German tax examinations for years before 2010, or United Kingdom tax examinations for years before 2011.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations including changes in interest rates and foreign currency exchange rates. The exposure to market risk for changes in interest rates relates primarily to our 2012 borrowings under our new 2012 credit facility which is at a floating interest rate, currently LIBOR plus an applicable margin. A 10 percent increase in the weighted average interest rates paid by the Company would not have a material impact on the Company’s pre-tax earnings. We conduct business in various foreign currencies, primarily in Europe, Mexico and Asia. Therefore, changes in the value of currencies in these regions affect our financial condition and cash flows when translated into U.S. dollars. We have mitigated and will continue to mitigate a portion of our currency exposure through operation of decentralized foreign operating companies in which certain costs are local currency based. In addition, periodically, we enter into derivative financial instruments in the form of forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates. A 10 percent change in the value of all foreign currencies would not have a material effect on our financial condition and cash flows.

26    KAYDON  CORPORATION  FORM  10K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Their report is included herein.

KAYDON  CORPORATION  FORM  10K    27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited Kaydon Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kaydon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kaydon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Kaydon Corporation and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 21, 2013

28    KAYDON  CORPORATION  FORM  10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kaydon Corporation

We have audited the accompanying consolidated balance sheets of Kaydon Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaydon Corporation at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kaydon Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 21, 2013

KAYDON  CORPORATION  FORM  10K    29

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(in thousands)

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$53,556	$225,214
Accounts receivable, less allowance of $2,274 in 2012 and $1,417 in 2011	71,410	78,441
Inventories, net	97,933	110,206
Other current assets	20,354	16,701

Total current assets	243,253	430,562

Property, plant and equipment, at cost:
Land and improvements	7,487	7,051
Buildings and leasehold improvements	60,194	67,155
Machinery and equipment	234,060	296,518

	301,741	370,724
Less: accumulated depreciation and amortization	(180,508)	(201,778)

	121,233	168,946

Assets held for sale	6,530	—
Goodwill, net	190,323	157,087
Other intangible assets, net	49,177	31,140
Other assets	4,646	3,962

	$615,162	$791,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,555	$19,699
Accrued expenses:
Salaries and wages	6,443	7,833
Employee benefits	3,402	3,681
Dividends payable	14	6,405
Other accrued expenses	8,239	7,252
Taxes payable	3,441	4,595
Current portion long-term debt	10,313	—

Total current liabilities	47,407	49,465

Long-term debt	166,062	—
Long-term postretirement and postemployment benefit obligations	48,039	40,442
Deferred taxes	21,697	14,337
Other long-term liabilities	1,181	2,815

Total long-term liabilities	236,979	57,594

Shareholders’ Equity:
Preferred stock – ($.10 par value, 2,000,000 shares authorized; none issued)	—	—
Common stock – ($.10 par value, 98,000,000 shares authorized; 36,925,729 shares issued)	3,693	3,693
Paid-in capital	109,574	107,713
Retained earnings	372,072	732,924
Less: Treasury stock, at cost (5,169,117 and 5,254,024 shares in 2012 and 2011)	(114,461)	(116,918)
Accumulated other comprehensive income (loss)	(40,102)	(42,774)

	330,776	684,638

	$615,162	$791,697

The accompanying notes are an integral part of these statements.

30    KAYDON  CORPORATION  FORM  10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	2012	2011	2010
Net Sales	$475,204	$460,120	$463,988
Cost of sales	316,477	299,043	299,363

Gross Profit	158,727	161,077	164,625
Selling, general and administrative expenses	100,662	90,841	83,006
Impairment charge	42,953	—	—

Operating Income	15,112	70,236	81,619
Interest expense	(3,135)	(388)	(231)
Interest income	327	491	486

Income Before Income Taxes	12,304	70,339	81,874
Provision for income taxes	11,754	21,007	25,829

Net Income	$550	$49,332	$56,045

Earnings Per Share
Basic	$0.02	$1.52	$1.67

Diluted	$0.02	$1.52	$1.67

Dividends Declared Per Share	$11.30	$0.78	$0.74

The accompanying notes are an integral part of these statements.

KAYDON  CORPORATION  FORM  10K    31

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Net Income	$550	$49,332	$56,045
Other Comprehensive Income (Loss), net of tax:

Cumulative currency translation adjustment change in period	4,114	(5,468)	(2,712)
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	(9,142)	(18,252)	1,528
Amortization to net income of net actuarial gain (loss)	7,692	2,800	2,759
Prior service cost
Prior service gain (cost) arising during the period	—	(194)	(678)
Amortization to net income of prior service gain (cost)	(696)	(1,195)	(1,257)
Income taxes on pension and other postretirement benefit plans	704	6,333	(583)

Total Other Comprehensive Income (Loss)	2,672	(15,976)	(943)

Total Comprehensive Income	$3,222	$33,356	$55,102

The accompanying notes are an integral part of these statements.

.

32    KAYDON  CORPORATION  FORM  10K

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	Shares	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
Balance, December 31, 2009	33,226	$3,693	$103,892	$677,480	$(59,245)	$(25,855)		$699,965
Net income, 2010	—	—	—	56,045	—	—		56,045
Other comprehensive income (loss)	—	—	—	—	—	(943)		(943)
Cash dividends declared	—	—	—	(24,702)	—	—		(24,702)
Board of Directors deferred compensation	—	—	126	(16)	—	—		110
Issuance of common stock under stock option plans	6	—	(66)	—	237	—		171
Stock option compensation	—	—	1,314	—	—	—		1,314
Tax benefit related to stock-based compensation	—	—	186	—	—	—		186
Purchase of treasury stock	(742)	—	—	—	(27,043)	—		(27,043)
Restricted stock award cancellations	—	—	7	—	(7)	—		—
Compensation cost related to restricted stock awards	—	—	4,035	—	—	—		4,035
Vesting of post-2005 stock awards	132	—	(2,676)	—	2,676	—		—

Balance, December 31, 2010	32,622	$3,693	$106,818	$708,807	$(83,382)	$(26,798	)*	$709,138
Net income, 2011	—	—	—	49,332	—	—		49,332
Other comprehensive income (loss)	—	—	—	—	—	(15,976)		(15,976)
Cash dividends declared	—	—	—	(25,209)	—	—		(25,209)
Board of Directors deferred compensation	—	—	65	(6)	—	—		59
Issuance of common stock under the Board of Directors deferred compensation plan	17	—	(671)	—	671	—		—
Issuance of common stock under stock option plans	1	—	(16)	—	58	—		42
Stock option compensation	—	—	1,312	—	—	—		1,312
Tax benefit related to stock-based compensation	—	—	420	—	—	—		420
Purchase of treasury stock	(1,082)	—	—	—	(38,684)	—		(38,684)
Restricted stock award cancellations	—	—	4	—	(4)	—		—
Compensation cost related to restricted stock awards	—	—	4,204	—	—	—		4,204
Vesting of post-2005 stock awards	114	—	(4,423)	—	4,423	—		—

Balance, December 31, 2011	31,672	$3,693	$107,713	$732,924	$(116,918)	$(42,774	)*	$684,638
Net income, 2012	—	—	—	550	—	—		550
Other comprehensive income (loss)	—	—	—	—	—	2,672		2,672
Cash dividends declared	—	—	—	(361,281)	—	—		(361,281)
Board of Directors deferred compensation	—	—	107	(107)	—	—		—
Performance stock dividends	—	—	—	(14)	—	—		(14)
Issuance of common stock under stock option plans	9	—	(163)	—	321	—		158
Stock option compensation	—	—	1,670	—	—	—		1,670
Tax benefit related to stock-based compensation	—	—	436	—	—	—		436
Purchase of treasury stock	(37)	—	—	—	(1,199)	—		(1,199)
Compensation cost related to restricted stock awards	—	—	3,146	—	—	—		3,146
Vesting of post-2005 stock awards	113	—	(3,335)	—	3,335	—		—

Balance, December 31, 2012	31,757	$3,693	$109,574	$372,072	$(114,461)	$(40,102	)*	$330,776

*	Comprised of: cumulative translation adjustments of $(7,458), $(11,572), and $(6,104), at December 31, 2012, 2011 and 2010; after tax impact on pension benefits of $(34,487), $(34,155), and $(25,008) at December 31, 2012, 2011 and 2010; and after tax impact on other postretirement benefits of $1,843, $2,953, and $4,314 at December 31, 2012, 2011 and 2010.

The accompanying notes are an integral part of these statements.

KAYDON  CORPORATION  FORM  10K    33

KAYDON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$550	$49,332	$56,045
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	19,147	20,219	20,925
Amortization of intangible assets	3,599	3,076	3,585
Amortization of stock awards	3,146	4,204	4,035
Deferred financing fees	717	388	231
Deferred taxes	148	3,649	3,756
Tax benefit related to stock options exercised	34	7	28
Stock option compensation	1,670	1,312	1,314
Excess tax benefits from stock-based compensation	(568)	(404)	(186)
Non-cash postretirement benefits curtailment gains	—	(275)	(3,451)
Pension settlement charge	2,914	—	—
Contributions to qualified pension plans	(8,135)	(2,586)	(2,271)
Non-cash impairment charge	42,953	—	—
Changes in assets and liabilities, net of effects of acquisitions and sale of businesses and business components:
Accounts receivable	11,510	(189)	1,868
Inventories	16,592	(20,126)	56
Other assets	(2,876)	(314)	3,064
Accounts payable	(5,008)	2,903	(4,341)
Accrued expenses and taxes payable	489	(6,310)	9,206

Net cash from operating activities	86,882	54,886	93,864

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17,414)	(14,918)	(15,397)
Dispositions of property, plant and equipment	2,158	210	141
Acquisitions of businesses, net of cash acquired	(51,267)	(39,610)	—

Net cash used in investing activities	(66,523)	(54,318)	(15,256)

Cash Flows from Financing Activities:
Cash dividends paid	(367,851)	(25,082)	(24,477)
Purchase of treasury stock	(1,199)	(38,684)	(27,043)
Proceeds from long-term borrowings	202,000	—	—
Repayments of long-term borrowings	(25,623)	—	—
Credit facility issuance costs	(1,357)	—	(1,948)
Proceeds from exercise of stock options	134	39	153
Excess tax benefits from stock-based compensation	568	404	186

Net cash used in financing activities	(193,328)	(63,323)	(53,129)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,311	1,321	(1,234)

Net Increase (Decrease) in Cash and Cash Equivalents	(171,658)	(61,434)	24,245
Cash and Cash Equivalents – Beginning of Year	$225,214	$286,648	$262,403

Cash and Cash Equivalents – End of Year	53,556	$225,214	$286,648

Cash paid for income taxes	$18,313	$15,618	$19,215

Cash paid for interest	$2,380	—	—

The accompanying notes are an integral part of these statements.

34    KAYDON  CORPORATION  FORM  10K

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

Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents.

Cash and cash equivalents are summarized as follows at December 31 (in thousands):

	2012	2011
Money market and other short-term funds	$11,100	$194,501
Time deposits, other interest bearing accounts and other cash	42,456	30,713

	$53,556	$225,214

Inventories:

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories are summarized as follows at December 31 (in thousands):

	2012	2011
Raw material	$38,410	$42,168
Work in process	24,319	29,408
Finished goods	35,204	38,630

	$97,933	$110,206

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

In the third quarter of 2012, the Company completed a comprehensive evaluation of its wind energy bearings business to align capacity with expected future market needs and determined to restructure this line of business. As part of this restructuring, the Company recorded a pre-tax non-cash impairment charge of $43.0 million to reduce the carrying cost to fair value, less costs to sell, for

KAYDON  CORPORATION  FORM  10K    35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets held for sale and to fair value for assets held and used. These held for sale assets include equipment used in the manufacturing of large diameter bearings principally used in the wind energy business. The value of the assets held for sale, which had a net book value of $31.5 million, were written down to fair value, less costs to sell, and are recorded on the balance sheet at a value of $6.5 million. The charge also included the impairment to fair value of certain other equipment used in the manufacturing of large diameter bearings which continues to be held and used. The assets to be held and used, which had a net book value of $22.8 million, were written down to the assets’ fair value of $4.8 million and remain on the balance sheet in property, plant and equipment, net. The Company did not dispose of any of these assets in the fourth quarter of 2012. The Company continues to monitor the assets held for sale and the assets held and used related to this restructuring for changes fair value. No changes in fair value were recorded in the fourth quarter of 2012. Future changes in fair value could result in future additional losses or possible gains depending on the change in estimates of fair value. The restructuring is more fully described in Note 14 Wind Restructuring.

Derivative Financial Instruments:

The Company periodically enters into derivative financial instruments in the form of forward exchange contracts to reduce the effect of fluctuations in exchange rates on certain short-term intercompany transactions as well as certain third-party sales transactions denominated in non-functional currencies. Based on the accounting guidance related to derivatives and hedging activities, the Company records derivative financial instruments at fair value. For derivative financial instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income, and is reclassified into earnings when the hedged transaction affects earnings. As of December 31, 2012, the Company’s outstanding forward exchange contracts were not material.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt approximated the carrying value and the carrying value is repayable at par at any time.

Foreign Currency Translation:

Assets and liabilities of the Company’s international subsidiaries are translated from the local functional currency into U.S. dollars at the exchange rate in effect at year-end. Income statement accounts are translated at the weighted average rate of exchange in effect during the year. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income. Changes in exchange rates applicable to non-functional currency assets and liabilities are recorded as a component of exchange gains and losses as a component of selling, general and administrative expenses. In 2012, the exchange gain was $0.7 million. In 2011, the net exchange loss was less than $0.1 million and, in 2010, a net exchange loss of $0.1 million was recorded.

Stock-Based Compensation:

The Company measures the cost of employee services received in exchange for an award of stock option and time vesting restricted stock award equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. In 2012, the Company granted performance-based restricted stock awards. The Company measures the cost of employee services received in exchange for these awards based on the expected value of awards expected to vest after achievement of the applicable performance award. The Company’s stock-based compensation plans are discussed further in Note 6.

Revenue Recognition and Accounts Receivable:

Sales are recognized in accordance with generally accepted accounting principles, including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 114, Topic 13: Revenue Recognition, which requires that revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred,

36    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the sales price is fixed or determinable and the collectibility of the revenue is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title under standard commercial terms. Accounts receivable, net of allowances, are recorded when revenue is recognized. Allowances are recorded for uncollectible accounts receivable based on specifically identified accounts receivable balances and an estimate of other uncollectible balances based on a retrospective review of historical credits issued and bad debt write-offs. The Company charges off accounts receivable when it becomes probable and reasonably estimated that amounts will not be collected.

Comprehensive Income:

Comprehensive income primarily consists of net income, pension and other postretirement benefit adjustments and cumulative foreign currency translation adjustments.

Legal Costs and Contingencies:

Estimated legal costs expected to be incurred in connection with claims, lawsuits and environmental matters are accrued in the consolidated financial statements. The costs accrued at December 31, 2012 and 2011, were not material.

The Company assesses the need to record contingent liabilities on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable. If no accrual for a loss contingency has been recorded, but there is at least a reasonable possibility that a loss or an additional loss may have occurred, the Company discloses, when material, the nature of the contingency and provides an estimate of the possible loss or range of loss or states that such an estimate cannot be made. At December 31, 2012, there were no material reserves for litigation and contingencies recorded.

At December 31, 2011 and 2010, the Company had approximately $8.3 million of working capital, or $3.8 million after reserves at December 31, 2011, invested on behalf of an international wind energy customer. This included past due accounts receivable and inventory manufactured on the customer’s behalf and designed to its agreed upon specifications. The customer had not paid the Company and had made a claim for material damages alleging that certain field performance issues of its product were attributable to the quality of the supplied bearings. After unsuccessful mediation, the parties proceeded to binding arbitration, an arbitration tribunal was selected in the third quarter of 2010 and the hearing phase of the arbitration process was conducted in November 2011. With the completion of the arbitration hearings and the absence of a settlement, the sale of the inventory was not expected in the ordinary course of business. Accordingly, in the fourth quarter of 2011, the Company reserved $4.1 million for the write down of the value of the inventory to scrap value. With regard to the customer’s claim for material damages, given the inherent uncertainty of the arbitration process, the substantial volume of evidence and testimony provided since commencement of the arbitration, and the complexity of the legal analysis involved, the Company believed that it was reasonably possible, but not probable, that the arbitrators would give credence to a portion of the customer’s claims and that a loss had been incurred. However, due to these uncertainties and complexities, the Company was unable to make an estimate of a reasonably possible loss or range of loss prior to the final decision of the arbitration tribunal.

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

KAYDON  CORPORATION  FORM  10K    37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reserve which was recorded as a reduction in selling, general and administration expense. The Company paid $0.5 million to the customer early in the fourth quarter of 2012 in accordance with the terms of the executed final award. This matter is within the Friction Control Products segment.

Advertising Costs:

Advertising costs are expensed as incurred and totaled $3.3 million, $3.6 million and $2.7 million in 2012, 2011 and 2010, respectively.

Impact of Recently Issued Accounting Pronouncements:

New accounting guidance was issued in 2011 to require more prominent disclosure of comprehensive income. This guidance was effective for the Company beginning in the first quarter of 2012, and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company elected to present two separate but consecutive statements. New accounting guidance was issued in February 2013 that requires the presentation of information about the amounts reclassified out of accumulated other comprehensive income by component for each reporting period. This guidance is effective for the Company in the first quarter of 2013 and is not expected to have an effect on the Company’s financial condition or results of operations.

In addition, new accounting guidance was issued in 2011 and 2012 which was intended to reduce the complexity and costs of performing annual goodwill and indefinite-lived intangible asset testing by allowing companies the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of a reporting unit or the indefinite-lived intangible asset. The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations.

Reclassifications:

When appropriate, certain items in the prior year financial statements may be reclassified to conform to the presentation used in the current year.

NOTE 2 EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

	2012	2011	2010

	(in thousands, except per share data)
Earnings per share – Basic
Net income	$550	$49,332	$56,045
Less: Net earnings allocated to participating securities – Basic	(5)	(513)	(602)

Income available to common shareholders – Basic	545	$48,819	$55,443

Weighted average common shares outstanding – Basic	31,750	32,113	33,112

Earnings per share – Basic	$0.02	$1.52	$1.67

Earnings per share – Diluted
Net income	$550	$49,332	$56,045
Less: Net earnings allocated to participating securities – Dilutive	(5)	(513)	(602)

Income available to common shareholders – Diluted	$545	$48,819	$55,443

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,750	32,113	33,112
Potential dilutive shares resulting from stock options	22	22	25

Weighted average common shares outstanding – Diluted	31,772	32,135	33,137

Earnings per share – Diluted	$0.02	$1.52	$1.67

38    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option effect would have been antidilutive (in thousands):

	2012	2011	2010
Shares excluded	564	486	403

NOTE 3 ACQUISITIONS

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

On June 5, 2012, the Company completed the acquisition of all of the outstanding shares of Fabreeka Group Holdings, Inc. (“Fabreeka”) for cash consideration of approximately $53 million. Goodwill and other intangible assets acquired totaled $53.3 million. Fabreeka, based in Stoughton, Massachusetts, is a leading provider of engineered vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions. Fabreeka’s products control unwanted shock vibration to help reduce wear, maintenance costs and down time for its customers, serving a diverse customer base across numerous end-markets, such as test and measurement, industrial machinery, manufacturing, precision equipment and aerospace and defense. Fabreeka’s results are included in the Velocity Control Products segment.

NOTE 4 SPECIAL DIVIDEND

On February 22, 2012, Kaydon’s Board of Directors declared a special cash dividend of $10.50 per common share payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. The Company paid the $336.1 million special cash dividend on March 26, 2012 using existing cash balances and the net proceeds from borrowings under the senior term loan facility as more fully described in Note 5 Long-term Debt.

NOTE 5 LONG-TERM DEBT

In September 2010, the Company entered into a credit agreement (the “2010 credit agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The 2010 credit agreement was terminated on March 26, 2012. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for (a) a $150.0 million senior term loan facility (the “term loan”), which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012 and (b) a $250.0 million senior revolving credit facility (the “revolver”), the proceeds of which may be used by the Company for working capital and general corporate purposes, including acquisitions, payment of dividends and repurchases of the Company’s capital stock. On June 5, 2012, the Company borrowed $50.0 million under the revolver to fund the acquisition of Fabreeka.

The 2012 credit agreement matures on March 27, 2017 and is guaranteed by the Company and certain of its subsidiaries. It is also secured by a pledge of a majority of the outstanding stock of a wholly-owned foreign subsidiary. In connection with the termination of the 2010 credit agreement, the Company accelerated the recognition of $0.2 million of deferred financing fees related to the unamortized portion of the debt issuance costs associated with lenders who are not parties to the 2012 credit agreement. The then remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement are being amortized over the life of the 2012 credit agreement. Deferred debt issuance cost included in other assets in the Consolidated Balance Sheet at December 31, 2012, equaled $2.1 million. Loans under the credit agreement bear interest at floating rates, based on LIBOR plus an applicable margin, and are payable monthly, bimonthly, or quarterly in accordance with the terms of the 2012 credit agreement. The

KAYDON  CORPORATION  FORM  10K    39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

term loan rate is currently at LIBOR plus 1.625 percent, and the revolver rate is currently at LIBOR plus 1.375 percent.

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts. The remaining balance of the term loan matures on March 27, 2017. At December 31, 2012, the Company’s outstanding balance under the term loan totaled $144.4 million, of which $10.3 million was included in the current portion of long-term debt line and $134.1 million was included in the long-term debt line of the balance sheet. At December 31, 2012, the Company’s outstanding balance under the revolver was $32.0 million and was included in the long-term debt line of the balance sheet. Taking into account the borrowings under the revolver and $3.3 million of letters of credit issued under the credit agreement, the Company had availability under the revolver of $214.7 million at December 31, 2012.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate the repayment of obligations under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at December 31, 2012.

Total borrowings under the 2012 credit agreement have the following scheduled maturities (in thousands):

2013	$10,313
2014	$14,062
2015	$15,000
2016	$15,000
2017	$122,000

Total	$176,375

NOTE 6 STOCK-BASED COMPENSATION

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

A summary of restricted stock award information for 2012 is as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value per Share
Outstanding at January 1, 2012	311,237	$36.21
Granted	120,365	$29.07
Vested	(112,549)	$38.01
Canceled	(19,075)	$35.64

Outstanding at December 31, 2012	299,978	$32.71

Pursuant to the Incentive Plan, the Company granted time vesting restricted stock awards for 115,365 shares, 93,250 shares and 126,000 shares, of Company common stock during 2012, 2011 and 2010, respectively, to key employees of the Company. Pursuant to the Directors Plan, the Company granted restricted stock awards for 5,000 shares of Company common stock during each of 2012, 2011 and 2010, respectively, to non-employee members of the Company’s Board of Directors. During 2011, 3,991 shares of restricted stock were canceled and 131,652 shares of restricted stock vested. The weighted average fair value per share of the restricted stock awards granted, on the date of grant, was $38.53 in 2011.

40    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Grant-date fair value of restricted stock awards equals the closing market price of Company common stock on the date of grant. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $6.8 million at December 31, 2012 and is expected to be amortized on a straight line basis over a weighted average period of 2.8 years. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $7.1 million at December 31, 2011 and $7.7 million at December 31, 2010. Time vesting restricted stock awards normally vest annually, but they also vest upon the occurrence of certain events, including the disability or death of a grantee while employed at the Company, or, in certain circumstances, a change in control of the Company under defined conditions.

Time vesting restricted stock awards granted pursuant to the Company’s equity incentive plans allow for continued annual vesting if a grantee retires at or after the age of 65, even though the grantee is no longer providing services to the Company. Compensation cost related to grantees who become retirement eligible during the normal vesting period is amortized ratably over the period from the grant date to the date retirement eligibility is achieved. Compensation expense is recognized immediately for awards granted to retirement eligible employees.

In addition to the time vesting restricted stock discussed above, in the first three months of 2012, the Company granted performance based restricted stock awards under the Incentive Plan. On the grant date, recipients were granted 34,800 restricted shares, which equal the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period, as set out in the award agreement. Partial vesting of a minimum of 50 percent of the target shares will occur in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Awards will be fully vested upon a change of control as required by the Incentive Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. In the second quarter of 2012, the Company granted 23,064 performance based restricted shares which will vest at specified levels similar to those granted in the first quarter 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period which begins in 2013. The target awards were valued at the weighted average grant date stock price of $21.66. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date based on the number of restricted shares that vest.

Compensation cost related to all restricted stock awards during 2012, 2011 and 2010, was $3.1 million, $4.2 million and $4.0 million, respectively.

Pursuant to the Director Deferred Plan, the Company has provided for 13,531 shares, 9,282 shares and 23,890 shares of Company common stock, known as phantom stock units, as of December 31, 2012, 2011 and 2010, respectively, which may be issued at some future date as elected by the members of the Board of Directors participating in this plan. During 2011, 16,585 of these shares were issued as the result of the retirement of a Director. Annual compensation expense related to providing for these phantom stock units totaled $0.1 million in 2011 and 2010. No directors deferred their compensation in 2012. The increase in phantom shares was attributable to phantom shares associated with dividends declared but unpaid in 2012.

KAYDON  CORPORATION  FORM  10K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option information is as follows:

	2012		2011		2010
	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price
Outstanding at Beginning of Year	619,000	$28.33	603,000	$38.83	549,750	$38.67
Granted	115,500	$24.61	17,500	$37.75	85,000	$35.11
Canceled	(30,900)	$25.95	—	—	(25,500)	$26.36
Exercised	(9,100)	$14.13	(1,500)	$26.01	(6,250)	$24.42

Outstanding at End of Year	694,500	$28.01	619,000	$38.83	603,000	$38.83

Exercisable at End of Year	501,800	$29.71	416,700	$40.02	298,400	$40.36

Weighted Average Fair Value of Options Granted	$9.09		$11.60		$10.56

Weighted Average Remaining Contractual Life (years):
Outstanding at End of Year	5.8		6.1		6.7
Exercisable at End of Year	4.9		5.6		6.3

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The intrinsic value of options exercised totaled less than $0.1 million in each of 2012, 2011 and 2010. The intrinsic value of options outstanding as of December 31, 2012 equaled $0.9 million, and the intrinsic value of options exercisable as of December 31, 2012 equaled $0.6 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, which are updated to reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

	2012	2011	2010
Risk-free interest rate	1.29%	2.2%	2.7%
Expected dividend yield	2.87%	2.0%	2.1%
Expected life	6.5 years	6 years	6 years
Expected volatility	36.4%	36.2%	34.5%

Compensation expense related to outstanding stock options is recognized on a straight line basis and totaled $1.7 million in 2012 and $1.3 million in 2011 and 2010. The amount recorded in 2012 included $0.9 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to a February 2012 amendment of the adjustment provision of the Plan to provide for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options granted under the Plan after the February 2012 amendment require such modification. The 2012 weighted average exercise prices in the above summary of stock option information table reflect the modification of the prices of each option. An additional $0.1 million of costs associated with the modification of certain options is being recorded over the remaining vesting periods of those options.

42    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflected the then current risk-free interest rate, expected dividend yield, expected life and historical volatility used to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected life	5.9 years
Expected volatility	35.1%

At December 31, 2012, a total of 2,080,952 shares remained available for grant under the Incentive Plan, and 80,400 shares remained available for grant under the Directors Plan. The number of shares available for grant under the Director Deferred Plan is not limited in amount, other than by the dollar value of the Directors’ annual compensation. The Company’s practice is to purchase its shares on the open market for issuance under its various equity incentive plans.

NOTE 7 EMPLOYEE BENEFIT PLANS

The Company sponsors several defined contribution plans for various employee groups. Company contributions are discretionary and may be based on a match on employee deferrals or as a percentage of each covered employee’s salary in accordance with the provisions of each plan and totaled $1.5 million, $1.8 million and $0.4 million in 2012, 2011 and 2010, respectively.

The Company maintains several defined benefit pension plans, which cover the majority of U.S. employees hired prior to the closure of certain plans to new entrants. Benefits paid under these plans are based generally on employees’ years of service and compensation during the final years of employment. In addition, the 2012 pension disclosures shown below include the obligations, status, and results of the pension plan of Fabreeka, a business which was acquired by the Company in 2012.

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

KAYDON  CORPORATION  FORM  10K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of period	$(142,818)	$(128,681)	$(6,824)	$(6,753)
Service cost	(3,372)	(2,900)	(79)	(75)
Interest cost	(7,398)	(6,882)	(288)	(294)
Actuarial gain (loss)	(17,969)	(10,933)	(623)	(227)
Benefits paid	6,813	6,451	145	443
Business combination	(16,185)	—	—	—
Liability change due to curtailment	—	127	—	82
Liability change due to settlement	1,914	—	—	—
Settlement payments	7,275	—	—	—

Benefit obligation, December 31	(171,740)	(142,818)	(7,669)	(6,824)

Change in Plan Assets:
Fair value of plan assets, beginning of period	109,709	111,690	—	—
Actual return on plan assets	16,714	1,217	—	—
Business combination	10,676	—	—	—
Company contributions	8,802	3,253	145	443
Plan participants’ contributions	—	—	97	142
Benefits paid	(6,813)	(6,451)	(242)	(585)
Settlements paid	(7,275)	—	—	—

Fair value of plan assets, December 31	131,813	109,709	—	—

Net liability, December 31	$(39,927)	$(33,109)	(7,669)	$(6,824)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Employee benefits	$(663)	$(663)	$(439)	$(383)
Long-term postretirement and postemployment benefit obligations	$(39,264)	$(32,446)	$(7,230)	$(6,441)
Accumulated other comprehensive income:
Prior service cost (credit), net of tax	$22	$25	$(833)	$(1,279)
Net actuarial (gain) loss, net of tax	$34,295	$34,176	$(1,009)	$(1,674)

At December 31, 2012, each of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the accumulated benefit obligation (“ABO”) with an aggregate ABO of $150.4 million and aggregate plan assets of $131.8 million. At December 31, 2011, each of the Company’s qualified defined benefit pension plans had a shortfall of plan assets compared to the ABO of $126.3 million and aggregate plan assets of $109.7 million. Included in the above table is a non-qualified supplemental pension plan covering certain active and retired employees. This non-qualified pension plan provides for benefits in addition to those provided by the qualified plans. This non-qualified plan has no plan assets. The ABO for this plan was $11.5 million at December 31, 2012 and $9.8 million at December 31, 2011.

	Pension Benefits
	2012	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,372	$2,900	$2,830
Interest cost	7,398	6,882	6,800
Expected return on plan assets	(8,961)	(8,482)	(7,678)
Amortization of:
Unrecognized net prior service cost	5	65	62
Unrecognized net actuarial loss	5,202	3,297	3,218
Settlement loss	2,914	—	—
Curtailment loss	—	—	6

Net periodic benefit cost	$9,930	$4,662	$5,238

In September 2012, the Company amended a domestic qualified pension plan to allow certain eligible individuals with a vested pension benefit to elect a lump sum payment or an immediate annuity option in settlement of all future pension benefits to

44    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which they would otherwise have been entitled. The Company incurred an actuarially determined 2012 non-cash settlement loss of $2.9 million, recorded as selling, general and administrative expenses, associated with this program which concluded in the fourth quarter of 2012. Approximately 50 percent of the eligible individuals elected to participate, resulting in lump sum payments of $7.3 million on the settlement of future pension benefits through the distribution of assets from the pension plan.

Net periodic benefit cost for the non-qualified supplemental pension plan was $0.9 million, $0.8 million and $0.8 million in 2012, 2011 and 2010, respectively.

	Postretirement Benefits
	2012	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost (Income):
Service cost	$78	$75	$145
Interest cost	288	294	395
Amortization of:
Unrecognized net prior service credit	(701)	(1,261)	(1,325)
Unrecognized net actuarial gain	(424)	(497)	(459)
Curtailment gain	—	(275)	(3,457)

Net periodic benefit cost (income)	$(759)	$(1,664)	$(4,701)

The factors related to the assumed annual rate of increase in covered health care costs for determining the annual cost and the year end benefit obligation are as follows:

Assumed health care cost trend rates	For determining 2012 cost	For determining 2012 obligation
Annual rate of increase for next year	8.00%	8.00%
Ultimate rate to which the cost trend rate is to decline	5.20%	5.20%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates may have a significant effect on the amounts reported for the postretirement health care plans. A 1.0 percent change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
	(in thousands)
Effect on net service cost and interest cost	$20	$(19)
Effect on postretirement benefit obligation	$396	$(372)

The Company made changes to its postretirement benefit plans which resulted in curtailment gains totaling $0.3 million in 2011 and $3.5 million in 2010. These gains were recorded as reductions to selling, general and administrative expenses. The postretirement health care benefits provided to eligible participants cease when the participants reach 65 years of age.

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost in 2013 include the amortization of $4.9 million unrecognized net actuarial loss related to the pension plans. The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2013 include the amortization of $0.3 million and $0.3 million of the prior service credit and unrecognized net actuarial gain, respectively, related to the other postretirement benefit plans.

KAYDON  CORPORATION  FORM  10K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Information:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Weighted average assumptions used to determine benefit obligations:
Discount rate – qualified pension plans and postretirement benefit plans	4.17%	5.01%	2.89%	4.16%
Discount rate – non-qualified pension plan	4.36%	5.05%	N/A	N/A
Rate of compensation increase – age graded	3.70%	4.00%	3.70%	4.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate – qualified pension plans and postretirement benefit plans	5.01%	5.46%	4.16%	4.50%
Discount rate – non-qualified pension plan	5.05%	5.50%	N/A	N/A
Expected long-term return on plan assets	7.70%	7.70%	N/A	N/A
Rate of compensation increase – age graded	4.00%	4.50%	4.00%	4.50%

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

The rate of compensation increase used to determine pension and postretirement benefit obligations was developed using an age-graded salary scale with a weighted average of 3.7 percent at December 31, 2012 and 4.0 percent at December 31, 2011. The rate of compensation increase used to determine pension and postretirement benefit costs was developed using an age-graded salary scale with a weighted average of 4.0 percent at December 31, 2012 and 4.5 percent at December 31, 2011.

The December 31, 2012 pension and postretirement benefit obligations were computed using the 2013 IRS Static Mortality Table, which projects 7 years of future mortality improvements for annuitants and 15 years of future mortality improvements for non-annuitants. The December 31, 2011 pension and postretirement benefit obligations were computed using the 2012 IRS Static Mortality Table, which projects 7 years of future mortality improvements for annuitants and 15 years of future mortality improvements for non-annuitants. The December 31, 2010 pension and postretirement benefit obligations were computed using the RP-2000 Combined Healthy Mortality Table with future mortality improvement projections to 2011.

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

46    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

diversify investments and to limit exposure to any one manager, investment style, or security, actively managed domestic equity investments are allocated to investment managers within each sector of the domestic equity market (large capitalization, mid capitalization and small capitalization stocks).

The Company’s asset allocation policy permits allocation ranges from 40 to 70 percent U.S. equities, zero to 25 percent of non-U.S. equities, 10 to 40 percent core bonds and zero to 20 percent in high yield and real estate investments. This allocation provides a dynamic asset allocation approach which reflects and incorporates plan liabilities to reduce the volatility of plan expense and contributions. At December 31, 2012, the Company’s current target allocation was 75 percent equities and 25 percent bonds.

A summary of actual allocations of plan assets is as follows:

	Plan Assets at
	December 31, 2012	December 31, 2011
Asset Category:
Domestic equity – large cap	42%	44%
Domestic equity – mid cap	12%	12%
Domestic equity – small cap	5%	5%
International equity	16%	14%
Core fixed income	25%	25%

Total	100%	100%

At December 31, 2012 and 2011, plan assets were invested in common and collective funds. The pension plans own proportional shares of these common and collective funds which are valued using the net asset values provided by the trustee of the funds. While the net asset values represent fair value, the prices are not all published daily on an active market. Therefore, these investments are included in level 2 of the fair value hierarchy. The Company tested selected valuations of underlying assets of each fund family at December 31, 2012 and 2011.

	Plan Assets at December 31, 2012
	Total Fair Value Measurement at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category:
Domestic equity – large cap	$55,502	—	$55,502	—
Domestic equity – mid cap	16,419	—	16,419	—
Domestic equity – small cap	6,717	—	6,717	—
International equity	20,550	—	20,550	—
Core fixed income	32,537	—	32,537	—
Collective short term investment fund	88	—	88	—

Total	$131,813	—	$131,813	—

	Plan Assets at December 31, 2011
	Total Fair Value Measurement at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category:
Domestic equity – large cap	$47,864	—	$47,864	—
Domestic equity – mid cap	13,261	—	13,261	—
Domestic equity – small cap	5,426	—	5,426	—
International equity	15,588	—	15,588	—
Core fixed income	27,266	—	27,266	—
Collective short term investment fund	304	—	304	—

Total	$109,709	—	$109,709	—

KAYDON  CORPORATION  FORM  10K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flows:

The following are expected net benefit payments:

	Pension Benefits	Postretirement Benefits
	(in thousands)
Year ending December 31,
2013	$7,553	$439
2014	$8,042	$595
2015	$8,439	$702
2016	$8,894	$883
2017	$9,280	$1,013
2018-2022	$50,910	$4,289

The Company expects to make cash contributions of approximately $2.4 million to its pension plans in 2013. The Company reviews its funding strategy on an ongoing basis. The Company expects to contribute approximately $0.4 million to its postretirement benefit plans in 2013.

NOTE 8 LEASE COMMITMENTS

Total minimum rentals payable under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

Year ending December 31,
2013	$2,593
2014	$1,989
2015	$1,638
2016	$1,466
2017	$777
Thereafter	$923

Aggregate rental expense was $3.1 million, $3.0 million and $2.5 million in 2012, 2011 and 2010, respectively.

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

The components of income before income taxes are as follows (in thousands):

	2012	2011	2010
Domestic	$22,011	$43,521	$59,392
Foreign	(9,707)	26,818	22,482

	$12,304	$70,339	$81,874

The provision for income taxes consisted of the following (in thousands):

	2012	2011	2010
Current:
U.S. Federal	$5,912	$9,604	$15,812
State	87	515	992
Foreign	5,607	7,239	5,269

	11,606	17,358	22,073

Deferred:
U.S. Federal	1,275	4,369	3,738
State	7	184	87
Foreign	(1,134)	(904)	(69)

	148	3,649	3,756

	$11,754	$21,007	$25,829

The following is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate:

	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.7)	0.5	1.1
U.S. federal tax benefit of domestic production activities deduction	(5.4)	(1.2)	(1.4)
Differences in income taxes on foreign earnings, losses and remittances	64.4	(4.4)	(3.6)
Other, net	2.2	—	0.4

Effective tax rate	95.5%	29.9%	31.5%

Differences in income taxes on foreign earnings, losses and remittances in 2012 included the effects of losses from impaired assets owned by entities domiciled in lower effective tax rate jurisdictions than in the U.S.

The Company has liabilities recorded for unrecognized tax benefits totaling $1.3 million at

48    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012, all of which would affect the effective tax rate. It is the Company’s policy to include interest and penalties incurred due to underpayment or late payment of income taxes due to a taxing authority on a net-of-tax basis as a component of income tax expense. The Company has recorded $0.6 million, $0.7 million and $0.9 million in liabilities for tax-related interest and penalties on its consolidated balance sheet, at December 31, 2012, 2011 and 2010, respectively. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

The following is a reconciliation of the total amounts of unrecognized tax benefits for 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Unrecognized tax benefits at January 1	$1,753	$2,096	$2,463
Increase in unrecognized tax benefits as a result of:
Tax positions taken in the current period	154	126	111
Tax positions taken in a prior period	—	—	—
Decrease in unrecognized tax benefits as a result of:
Tax positions taken in a prior period	(76)	(210)	(208)
Settlements with taxing authorities	—	—	—
Lapse of the applicable statute of limitations	(543)	(259)	(270)

Unrecognized tax benefits at December 31	$1,288	$1,753	$2,096

The tax effect and type of significant temporary differences by component which gave rise to the net deferred tax liability at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Postretirement and postemployment benefit obligations	$17,556	$15,128
Financial accruals and reserves not currently deductible	3,444	3,937
Inventory basis differences	6,929	7,334
Foreign operating loss carryforwards	973	1,513
Federal tax credit carryforwards	732	310
State tax credit carryforwards	1,286	965
Other	2,708	1,854

	33,628	31,041

Valuation allowance	(2,402)	(1,739)

	31,226	29,302

Deferred tax liabilities:
Plant and equipment basis differences	(12,696)	(14,185)
Intangibles	(30,340)	(20,262)

	(43,036)	(34,447)

Net deferred tax liability	$(11,810)	$(5,145)

The Company, or one of its subsidiaries, operates and files income tax returns in the United States, various states, and foreign jurisdictions. Foreign jurisdictions significant to the Company include Germany and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2009, state examinations for years before 2007, German tax examinations for years before 2010, or United Kingdom tax examinations for years before 2011.

The Company had available foreign net operating loss carryforwards of $1.0 million ($3.6 million pre-tax) and $1.5 million ($5.7 million pre-tax) at December 31, 2012 and 2011, respectively, with expiration dates from 2014 to 2020. In addition, the Company had federal tax credit carryforwards of $0.7 million and $0.3 million, at December 31, 2012 and 2011, respectively, with expiration dates from 2013 to 2023. The Company also had available state tax credit carryforwards of $1.3 million ($2.0 million pre-tax) and $1.0 million ($1.5 million pre-tax) at December 31, 2012 and 2011, respectively, with expiration dates from 2021 to 2026. The Company has a valuation allowance recorded of $1.0 million on foreign net operating loss carryforwards, $0.1 million on federal tax credit carryforwards and $1.3 million on state tax credit carryforwards at December 31, 2012. The valuation allowances represent carryforwards for which utilization is uncertain because it is unlikely that the credits will be utilized

KAYDON  CORPORATION  FORM  10K    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

given certain projected tax liabilities, tax utilization limitations and limited carryforward periods. Tax benefits of foreign operating loss carryforwards, federal and state tax credit carryforwards are evaluated on an ongoing basis, including a review of the historical and projected future operating results, the eligible carryforward period and other circumstances.

The net deferred tax asset recorded as an other current asset was $9.9 million and $9.2 million at December 31, 2012 and 2011, respectively. The net deferred tax liability recorded as an other liability was $21.7 million and $14.3 million at December 31, 2012 and 2011, respectively. Undistributed earnings of foreign subsidiaries were $78.0 million at December 31, 2012. The Company has not provided for U.S. income taxes on these undistributed earnings of foreign subsidiaries as these earnings are intended to be permanently reinvested. The amounts subject to U.S. taxation upon remittance of these earnings as dividends would be partially offset by available foreign tax credits.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually, or more frequently if events or changes in circumstances indicate a need, tests the carrying values of goodwill and indefinite-lived intangible assets for impairment. The Company identifies impairment of goodwill by comparing the fair value of each of its reporting units with the reporting unit’s carrying value.

During 2012, the Company’s goodwill impairment testing revealed that the estimated fair values of all of its reporting units exceeded their carrying values, which indicated no goodwill impairment. The Company’s goodwill impairment testing revealed that the excess of the estimated fair value of each of the reporting units tested over their carrying value (expressed as a percentage of the carrying value) at the July 31 annual testing date ranged from approximately 18 percent to approximately 275 percent.

After the Company’s annual July 31 testing date, the Company recorded substantial asset impairments as part of its wind restructuring as more fully described in Note 14, which reduced the carrying value of the affected reporting unit, and which will reduce the future cash flows related to the wind energy business. The affected reporting unit, when tested at July 31 had a fair value that substantially exceeded its carrying value. The Company considered the effect the wind restructuring had on the affected reporting unit’s carrying value and the effect of the reduced future cash flows on its fair value and determined that no interim testing of goodwill was required.

Certain trademarks are the Company’s only indefinite-lived intangible assets. The Company identifies impairment of these trademarks by comparing their fair value to their carrying value. The fair values of the trademarks are calculated based on estimates of discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademarks. During 2012, trademarks were tested for impairment with no impairment loss being realized.

50    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2011
Goodwill	$56,396	$43,200	$62,532	$162,128
Accumulated impairment losses	—	—	(18,700)	(18,700)

	$56,396	$43,200	$43,832	$143,428
Goodwill acquired	—	15,098	—	15,098

Effect of foreign currency exchange rate changes	(15)	(1,424)	—	(1,439)

Balance at December 31, 2011	$56,381	$56,874	$43,832	$157,087
Goodwill acquired	—	32,231	—	32,231

Effect of foreign currency exchange rate changes	721	284	—	1,005

Balance at December 31, 2012
Goodwill	$57,102	$89,389	$62,532	$209,023
Accumulated impairment losses	—	—	(18,700)	(18,700)

Balance at December 31, 2012	$57,102	$89,389	$43,832	$190,323

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002 as a result of the Company’s annual testing of goodwill. The Company acquired goodwill of $32.2 million in 2012 associated with its June 5, 2012 acquisition of Fabreeka, and acquired goodwill of $15.1 million in 2011 associated with the acquisition of Hahn. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company also acquired other intangible assets as part of the Fabreeka acquisition. A value of $11.4 million was assigned to customer lists which is being amortized over ten years. A value of $9.7 million was assigned to the non-amortizing tradename.

Other intangible assets are summarized as follows (in thousands):

	2012		2011
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$53,474	$23,197	$41,791	$20,096
Patents and developed technology	7,991	4,945	7,724	4,462
Distributor agreements	374	310	374	277
Product names	320	243	320	219

	$62,159	$28,695	$50,209	$25,054

KAYDON  CORPORATION  FORM  10K    51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Unamortized Intangible Assets	2012 Carrying Amount	2011 Carrying Amount
(in thousands)
Trademarks	$15,713	$5,985

Aggregate Intangible Assets Amortization Expense
(in thousands)
For the year ended December 31, 2011		$3,076
For the year ended December 31, 2012		$3,599

Estimated Intangible Assets Amortization Expense
(in thousands)
For the year ending December 31, 2013		$3,849
For the year ending December 31, 2014		$3,539
For the year ending December 31, 2015		$3,218
For the year ending December 31, 2016		$3,128
For the year ending December 31, 2017		$2,952

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

Velocity Control Products – complex components used in specialized robotics, material handling, machine tool, medical, amusement and other industrial applications. Products include industrial shock absorbers, safety shock absorbers, velocity controls, gas springs, rotary dampers, vibration-isolation and shock-control products, including isolation pads, isolation mounts and highly engineered vibration solutions.

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

52    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in net sales were sales to one customer representing 10.6 percent, 9.9 percent and 16.6 percent of total consolidated net sales in 2012, 2011 and 2010, respectively. Certain sales to this customer were included in the Friction Control Products segment and in the Company’s Other Industrial Products businesses.

	2012	2011	2010
Net sales
(in thousands)
Friction Control Products	$257,955	$255,025	$299,009
Velocity Control Products	106,504	89,766	60,208
Other Industrial Products	110,745	115,329	104,771

Total consolidated net sales	$475,204	$460,120	$463,988

	2012	2011	2010
Operating income (loss)
(in thousands)
Friction Control Products	$(11,485)	$37,382	$61,317
Velocity Control Products	22,683	21,199	14,265
Other Industrial Products	11,706	13,708	9,031

Total segment operating income	22,904	72,289	84,613
Items not allocated to segment operating income	(7,792)	(2,053)	(2,994)
Interest expense	(3,135)	(388)	(231)
Interest income	327	491	486

Income before income taxes	$12,304	$70,339	$81,874

The Friction Control Products operating loss included $46.3 million of impairment, severance and other charges associated with the wind energy restructuring as more fully described in Note 14. Items not allocated to segment operating income included a charge of $2.9 million in 2012 related to the settlement of certain of the Company’s pension benefit obligations, and curtailment gains totaling $0.3 million and $3.5 million in 2011 and 2010, respectively, related to certain changes in the Company’s postretirement benefit plans, and costs associated with due diligence of $1.6 million, $1.2 million, and $4.0 million in 2012, 2011 and 2010, respectively.

	2012	2011	2010
Depreciation and amortization of intangible assets
(in thousands)
Friction Control Products	$14,450	$16,305	$18,119
Velocity Control Products	4,338	3,051	2,197
Other Industrial Products	3,679	3,625	3,861
Corporate	279	314	333

Total consolidated depreciation and amortization of intangible assets	$22,746	$23,295	$24,510

	2012	2011	2010
Additions to property, plant and equipment
(in thousands)
Friction Control Products	$9,398	$8,278	$10,679
Velocity Control Products	3,671	3,164	1,496
Other Industrial Products	2,706	3,022	2,972
Corporate	1,639	454	250

Total consolidated additions to property, plant and equipment	$17,414	$14,918	$15,397

KAYDON  CORPORATION  FORM  10K    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2012	2011
Total assets
(in thousands)
Friction Control Products	$273,904	$332,061
Velocity Control Products	194,350	118,331
Other Industrial Products	109,655	107,922
Corporate	37,253	233,383

Total consolidated assets	$615,162	$791,697

Geographic Information:

The Company attributes net sales to different geographic areas on the basis of the location of the customer. Long-lived tangible assets are shown based on the physical location of the assets. Net sales and long-lived tangible assets by geographic area are listed below. Long-lived tangible assets primarily include net property, plant and equipment:

	2012	2011	2010
Net Sales
(in thousands)
United States	$275,545	$262,970	$295,854
Germany	57,353	57,680	39,978
Other Countries	142,306	139,470	128,156

Total	$475,204	$460,120	$463,988

Long-lived Tangible Assets
(in thousands)
United States	$76,782	$81,389	$85,581
Mexico	20,081	61,952	68,766
Other Countries	30,900	25,605	15,264

Total	$127,763	$168,946	$169,611

NOTE 12 FAIR VALUE MEASUREMENT

In 2012 and 2011, the Company recorded assets and liabilities acquired in its business combinations at fair value as more fully described in Notes 3 and 10. The Company’s wind energy related production assets are valued in level three of the fair value hierarchy subsequent to their write down to fair value or fair value less costs to sell, as more fully described in Note 14. The Company had no material non-financial assets or liabilities recorded at fair value at December 31, 2012. The fair value of the Company’s debt is valued in level two of the fair value hierarchy and approximated the carrying value as the debt bears interest at floating rates and the carrying value is repayable at par at any time.

NOTE 13 MANUFACTURING CONSOLIDATION PROGRAM

In May 2010 the Company announced a plan to optimize its custom bearings manufacturing capacity by expanding its manufacturing capacity in Sumter, South Carolina. This new facility, with Kaydon’s existing Sumter facilities, was designed to create a custom bearings center of excellence and to allow the Company to grow its market share, realize overhead cost reductions and leverage its engineering capabilities. In connection with this plan, the Company closed its Mocksville, North Carolina manufacturing facility. This manufacturing consolidation program is within the Friction Control Products reporting segment. In 2011 the Company incurred $2.4 million for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter and carrying and other costs in Mocksville associated with the manufacturing consolidation program, including an adjustment to the carrying value of the real property. In 2010 the Company incurred $0.4 million in selling, general and administrative expense for one-time termination benefits earned by employees in Mocksville.

54    KAYDON  CORPORATION  FORM  10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized non-cash cost of sales expense of $1.1 million in additional depreciation in 2010 associated with the closure of the facility. In 2010, the Company also incurred $2.1 million in cost of sales for engineering, relocation, recruiting, travel, training and other start-up costs in Sumter associated with the manufacturing consolidation program.

The manufacturing consolidation program was in the Friction Control Products segment and was completed in 2011.

NOTE 14 WIND RESTRUCTURING

In the third quarter of 2012, the Company completed a comprehensive evaluation of its wind energy bearings business to align capacity with expected future market needs and decided to restructure this line of business. The decision to restructure this line of business was in response to existing and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty at that time in the United States including the uncertainty regarding the expiration of the federal Production Tax Credit on December 31, 2012. Based on the Company’s evaluation and decision to restructure this line of business, the Company determined that there were indicators of potential impairment to the carrying value of certain assets that became held for sale at September 28, 2012, and the ongoing value of certain long-lived assets to be held and used. The Company performed a recoverability test, assessed the fair value of the assets and determined that the carrying values of certain assets were no longer recoverable and were in fact impaired. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which are held for sale and certain portions of which are held and used to service select wind energy customers; (ii) the consolidation of one of the Company’s three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into other Company operations; and (iii) workforce reductions and realignments in those facilities. In addition, the Company expects to incur costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. The Company expects that the restructuring will be substantially complete by the end of 2013, potentially subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above.

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

KAYDON  CORPORATION  FORM  10K    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded in selling, general and administrative expenses severance costs of approximately $0.4 million for the year ended December 31, 2012.

In connection with the shutdown of the Sumter facility noted above, the Company expects to incur a total of approximately $2 million to $3 million in equipment relocation costs, employee relocation, and employee separation and relocated equipment startup costs, and other costs associated with this program through its expected December 2013 conclusion. The wind restructuring is within the Friction Control Products segment.

NOTE 15 UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter ended		Second Quarter ended		Third Quarter ended		Fourth Quarter ended
	Mar. 31, 2012	Apr. 2, 2011	June 30, 2012	July 2, 2011	Sep. 29, 2012	Oct. 1, 2011	Dec. 31, 2012	Dec. 31, 2011
	(In thousands, except per share data)
Income Statement Data
Net sales	$116,466	$108,341	$124,373	$122,029	$123,849	$121,637	$110,516	$108,113
Gross profit	41,599	38,822	41,002	43,984	36,488	42,842	39,638	35,429
Net income (loss) (1)(2)(3)(4)(5)(6)(7)	$12,121	$11,990	$11,694	$14,158	$(31,303)	$14,504	$8,038	$8,680
Per Share Data
Earnings (loss) per share – basic (1)(2)(3)(4)(5)(6)(7)	$0.38	$0.36	$0.37	$0.44	$(0.99)	$0.45	$0.25	$0.27
Earnings (loss) per share – diluted (1)(2)(3)(4)(5)(6)(7)	0.38	0.36	0.36	0.43	(0.99)	0.45	$0.25	0.27
Dividends declared per share	10.70	0.19	0.20	0.19	0.20	0.20	0.20	0.20

(1)	Net income and earnings per share include after tax costs related to the Company’s wind restructuring. These after tax costs equaled $41.7 million and $0.2 million in the third quarter 2012 and fourth quarter 2012, respectively. The earnings per share effect equaled $1.31 and $0.01 for the third and fourth quarter 2012, respectively.

(2)	Net income and earnings per share include after tax costs related to a customer arbitration. These after tax costs equaled $0.1 million and $2.5 million in first quarter 2012 and third quarter 2012, respectively. The earnings per share effect equaled $0.08 for the third quarter 2012. These after tax costs equaled $0.3 million, $0.1 million, $0.4 million, and $3.8 million in first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively. The earnings per share effect equaled $0.01, $0.01, and $0.12 for the first, third and fourth quarter 2011, respectively.

(3)	Net income and earnings per share include after tax costs related to the Company’s settlement of certain pension benefits. These after tax costs equaled $2.2 million in the fourth quarter 2012. The earnings per share effect equaled $0.07 for the fourth quarter 2012.

(4)	Net income and earnings per share include after tax costs related to the Company’s 2012 recapitalization. These after tax costs equaled $0.9 million and $0.2 million for first quarter 2012 and fourth quarter 2012, respectively. The earnings per share effect equaled $0.03 and $0.01 for the first quarter 2012 and fourth quarter 2012, respectively.

(5)	Net income and earnings per share include after tax costs related to due diligence, corporate development efforts and purchase accounting costs. These after tax costs equaled $1.1 million, $0.3 million, and $0.1 million for second quarter 2012, third quarter 2012 and fourth quarter 2012, respectively. The earnings per share effect equaled $0.03 and $0.01 for the second quarter 2012 and third quarter 2012, respectively. These after tax costs equaled $0.3 million, $0.6 million, $0.1 million and $0.1 million for first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively. The earnings per share effect equaled $0.01 and $0.02, for the first quarter 2011 and second quarter 2011, respectively.

(6)	Net income and earnings per share include after tax costs related to the Company’s other restructuring and severance costs. These after tax costs equaled $0.1 million for first quarter 2012. These after tax costs equaled $0.8 million, $0.4 million, $0.5 million and $0.2 million for first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively. The earnings per share effect equaled $0.02, $0.01, $0.02 and $0.01 for the first quarter 2011, second quarter 2011, third quarter 2011 and fourth quarter 2011, respectively.

(7)	Net income and earnings per share include after tax gains related to the curtailment of certain postretirement benefits. These after tax curtailment gains equaled $0.1 million and $0.1 million for second quarter 2011 and fourth quarter 2011, respectively.

56    KAYDON  CORPORATION  FORM  10K

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 10 is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is included in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, to be filed with the Securities and Exchange Commission on or about April 5, 2013 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, to be filed with the Securities and Exchange Commission on or about April  5, 2013 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, to be filed with the Securities and Exchange Commission on or about April 5, 2013 and the Equity Compensation Plan Information contained in Item 5 of this Report are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, to be filed with the Securities and Exchange Commission on or about April 5, 2013 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company, to be filed with the Securities and Exchange Commission on or about April 5, 2013 and is incorporated herein by reference.

KAYDON  CORPORATION  FORM  10K    57

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following Consolidated Financial Statements of the Company are included in Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

The following Financial Statement Schedule of the Company is filed with this Report:

II. Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

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

Exhibit Number	Description of Document

3.1	Second Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

3.1.1	Certificate of Elimination with respect to the Company’s Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 and incorporated hereby by reference)

58    KAYDON  CORPORATION  FORM  10K

Exhibit Number	Description of Document

3.2	Amended and Restated By-Laws of Kaydon Corporation, (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan effective June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2010 and incorporated herein by reference)

10.1.1*	Kaydon Corporation Employee Stock Ownership and Thrift Plan superseding Provisions Addendum dated September 8, 2010, and effective June 1, 2010 (previously filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 and incorporated herein by reference)

10.2*	Amended and Restated Executive Management Bonus Program (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 and incorporated herein by reference)

10.3*	Kaydon Corporation Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.3.1*	First Amendment of the Kaydon Corporation Supplemental Executive Retirement Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4*	Kaydon Corporation 1999 Long Term Stock Incentive Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.1*	Amendment No. 1 to Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2012 and incorporated herein by reference)

10.4.2*	Form of restricted stock agreement (other than for CEO) to be entered into by the Company and award recipients under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.3*	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 22, 2012 and incorporated herein by reference)

10.4.4*	Form of Restricted Stock Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan for James O’Leary (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.5*	Form of Phantom Share Award Agreement for Kaydon Corporation 1999 Long Term Stock Incentive Plan (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.4.6*	Form of Kaydon Corporation 1999 Long Term Stock Incentive Plan Performance Award Agreement (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 22, 2012 and incorporated herein by reference)

10.5*	Kaydon Corporation Director Deferred Compensation Plan, amended and restated effective October 28, 2008 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

KAYDON  CORPORATION  FORM  10K    59

Exhibit Number	Description of Document

10.6*	Form of Letter Agreement for Change in Control Compensation Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)

10.7*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and John R. Emling (previously filed as Exhibit 10.5.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.8*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Peter C. DeChants (previously filed as Exhibit 10.5.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.9	Credit Agreement, dated as of March 26, 2012, among Kaydon Corporation, the subsidiary borrowers from time to time party thereto, the alternate currency borrowers from time to time party thereto, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Syndication Agents, PNC Bank, National Association, as Documentation Agent and J.P. Morgan Securities LLC as Sole Lead Arranger and Sole Book Runner (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2012 and incorporated herein by reference)

10.10*	Kaydon Corporation 2003 Non-Employee Directors Equity Plan, amended and restated effective October 23, 2008 (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11*	Form of 2003 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11.1*	Form of 2003 Non-Employee Directors Equity Plan Nonstatutory Stock Option Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.11.2*	Kaydon Corporation Non-Employee Directors Compensation (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.12*	Kaydon Corporation Executive Medical Reimbursement Insurance Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.13*	Employment Agreement entered into March 23, 2007 effective March 26 2007, as amended February 14, 2008 and October 23, 2008 by and between Kaydon Corporation and James O’Leary (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 28, 2008 and incorporated herein by reference)

10.14*	Form of Letter Agreement relating to Employment Agreement with James O’Leary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated herein by reference)

10.15*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Debra K. Crane (previously filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

60    KAYDON  CORPORATION  FORM  10K

Exhibit Number	Description of Document

10.16*	Amended and Restated Change in Control Compensation Agreement dated October 23, 2008 between the Company and Anthony T. Behrman (previously filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference)

10.17*	Change in Control Compensation Agreement between Kaydon Corporation and Laura Kowalchik, dated October 29, 2010 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010 and incorporated herein by reference)

10.18*	Change in Control Compensation Agreement dated March 5, 2012 by and between Kaydon Corporation and Timothy J. Heasley (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 5, 2012 and incorporated herein by reference)

10.19*	Employee Severance Agreement dated March 5, 2012 by and between Kaydon Corporation and Timothy J. Heasley (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2012 and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	XBRL-related Documents

101	Interactive Data File

KAYDON  CORPORATION  FORM  10K    61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYDON CORPORATION

Date: February 21, 2013	By:	/S/ JAMES O’LEARY
James O’Leary Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2013	By:	/S/ TIMOTHY J. HEASLEY
Timothy J. Heasley Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: February 21, 2013	By:	/S/ LAURA M. KOWALCHIK
Laura M. Kowalchik Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MARK A. ALEXANDER		Date: February 21, 2013
Mark A. Alexander	Director

/S/ DAVID A. BRANDON		Date: February 21, 2013
David A. Brandon	Director

/S/ PATRICK P. COYNE		Date: February 21, 2013
Patrick P. Coyne	Director

/S/ WILLIAM K. GERBER		Date: February 21, 2013
William K. Gerber	Director

/S/ TIMOTHY J. O’DONOVAN		Date: February 21, 2013
Timothy J. O’Donovan	Director

/S/ JAMES O’LEARY		Date: February 21, 2013
James O’Leary	Chairman

62    KAYDON  CORPORATION  FORM  10K

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(A)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2012	$1,417	$1,400	$(543)	$2,274
2011	$945	$592	$(120)	$1,417
2010	$1,183	$103	$(341)	$945

(A)	Deductions, representing uncollectible accounts written off, less recoveries of accounts receivable written off in prior years and reclassifications.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(B)	Balance at End of Period

Inventory reserve account, deducted from inventories in the balance sheet:
2012	$21,600	$2,125	$(2,484)	$21,241
2011	$16,198	$5,583	$(181)	$21,600
2010	$15,909	$1,434	$(1,145)	$16,198

(B)	Deductions, representing disposal of physical inventories previously reserved and reclassifications.

Description	Balance at Beginning of Period	Charged to Costs and Expenses(C)	Deductions	Balance at End of Period

Deferred tax assets — valuation allowance:
2012	$1,739	$663	—	$2,402
2011	$1,343	$396	—	$1,739
2010	$737	$606	—	$1,343

(C)	Charges to Costs and Expenses, representing foreign net operating loss, state tax credit and federal tax credit carryforwards for which utilization is uncertain.