Form 10-Q
period 2013-03-30
KAYDON CORP
filed 2013-05-09
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Common Stock Outstanding at May 1, 2013 – 32,195,311 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAYDON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$65,575	$53,556
Accounts receivable, net	71,860	71,410
Inventories, net	99,330	97,933
Other current assets	15,448	20,354

Total current assets	252,213	243,253

Property, plant and equipment, net	118,283	121,233
Assets held for sale	6,518	6,530
Goodwill, net	188,922	190,323
Other intangible assets, net	47,884	49,177
Other assets	4,639	4,646

Total assets	$618,459	$615,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,716	$15,555
Accrued expenses	22,085	21,539
Current portion long-term debt	8,438	10,313

Total current liabilities	52,239	47,407

Long-term debt	164,062	166,062
Long-term postretirement and postemployment benefit obligations	48,068	48,039
Other long-term liabilities	23,234	22,878

Total long-term liabilities	235,364	236,979

Shareholders’ Equity:
Common stock	3,693	3,693
Paid-in capital	107,528	109,574
Retained earnings	376,311	372,072
Less: Treasury stock	(112,426)	(114,461)
Accumulated other comprehensive income (loss)	(44,250)	(40,102)

Total shareholders’ equity	330,856	330,776

Total liabilities and shareholders’ equity	$618,459	$615,162

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$110,673	$116,466
Cost of sales	69,302	74,867

Gross profit	41,371	41,599
Selling, general and administrative expenses	25,633	24,264

Operating income	15,738	17,335
Interest expense	(896)	(388)
Interest income	66	125

Income before taxes	14,908	17,072
Provision for income taxes	4,234	4,951

Net income	$10,674	$12,121

Earnings per share:
Basic	$0.33	$0.38

Diluted	$0.33	$0.38

Dividends declared per share	$0.20	$10.70

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$10,674	$12,121
Other comprehensive income (loss), net of tax:
Cumulative currency translation adjustment change in period	(4,846)	4,313
Pension and other postretirement benefit plans
Actuarial gain
Amortization to net income of net actuarial gain	1,172	1,126
Prior service cost
Amortization to net income of prior service loss	(72)	(174)
Income taxes on pension and other postretirement benefit plans	(402)	(357)

Total other comprehensive income (loss)	(4,148)	4,908

Total comprehensive income	$6,526	$17,029

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income	$10,674	$12,121
Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation	3,850	5,010
Amortization of intangible assets	958	739
Amortization of stock awards	644	891
Stock option compensation expense	160	1,116
Excess tax benefits from stock-based compensation	156	(702)
Deferred financing fees	123	346
Contributions to qualified pension plans	(180)	(634)
Net change in receivables, inventories and trade payables	3,185	(18,216)
Net change in other assets and liabilities	6,732	5,286

Net cash from operating activities	26,302	5,957

Cash Flows from Investing Activities:
Capital expenditures	(2,012)	(3,307)
Dispositions of property, plant and equipment	52	1,793

Net cash used in investing activities	(1,960)	(1,514)

Cash Flows from Financing Activities:
Cash dividends paid	(6,420)	(342,490)
Purchase of treasury stock	(678)	(1,199)
Proceeds from long-term borrowings	0	150,000
Repayments of long-term borrowings	(3,875)	0
Debt issuance costs	0	(1,357)
Excess tax benefits from stock-based compensation	(156)	702
Proceeds from exercise of stock options	0	15

Net cash used in financing activities	(11,129)	(194,329)

Effect of exchange rate changes on cash and cash equivalents	(1,194)	963

Net increase (decrease) in cash and cash equivalents	12,019	(188,923)
Cash and cash equivalents – Beginning of period	53,556	225,214

Cash and cash equivalents – End of period	$65,575	$36,291

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation:

The accompanying consolidated financial statements of Kaydon Corporation and subsidiaries (“Kaydon” or the “Company”) have been prepared in accordance with generally accepted accounting principles and SEC rules and regulations, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with prescribed SEC rules. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

When appropriate, certain items in the prior period financial statements may be reclassified to conform to the presentation used in the current period.

(2)	Cash and Cash Equivalents:

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents and consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Cash and cash equivalents:
Money market and other short-term funds	$23,290	$11,100
Time deposits, other interest bearing accounts, and other cash	42,285	42,456

Total cash and cash equivalents	$65,575	$53,556

(3)	Inventories:

Inventories consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Raw material	$38,745	$38,410
Work in process	24,907	24,319
Finished goods	35,678	35,204

Total inventories	$99,330	$97,933

(4)	Special Dividend:

On February 22, 2012, Kaydon’s Board of Directors declared a special cash dividend of $10.50 per common share payable to shareholders of record as of March 5, 2012 with a payment date of March 26, 2012. The Company paid the aggregate $336.1 million special cash dividend on March 26, 2012 using existing cash balances and the net proceeds from borrowings under the senior term loan facility as more fully described in Note 7 Long-term Debt.

(5)	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share for the periods presented with amounts in thousands, except per share data:

	Three Months Ended
	March 30, 2013	March 31, 2012
Earnings per share - Basic
Net income	$10,674	$12,121
Less: Net earnings allocated to participating securities – Basic	(101)	(111)

Income available to common shareholders – Basic	10,573	$12,010
Weighted average common shares outstanding – Basic	31,812	31,734

Earnings per share – Basic	$0.33	$0.38

Earnings per share - Diluted
Net income	$10,674	$12,121
Less: Net earnings allocated to participating securities – Diluted	(101)	(111)

Income available to common shareholders – Diluted	10,573	$12,010

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,812	31,734
Potential dilutive shares resulting from stock options	27	23

Weighted average common shares outstanding – Diluted	31,839	31,757

Earnings per share – Diluted	$0.33	$0.38

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because the option effect would have been antidilutive (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Shares excluded	416	415

(6)	Business Segment Information:

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

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales
Friction Control Products	$51,674	$65,803
Velocity Control Products	32,587	24,299
Other Industrial Products	26,412	26,364

Total consolidated net sales	$110,673	$116,466

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating income
Friction Control Products	$7,293	$11,819
Velocity Control Products	7,508	5,842
Other Industrial Products	2,072	1,909

Total segment operating income	16,873	19,570

Items not allocated to segment operating income	(1,135)	(2,235)
Interest expense	(896)	(388)

Interest income	66	125

Income before taxes	$14,908	$17,072

(7)	Long-term Debt:

In September 2010, the Company entered into a credit agreement (the “2010 credit agreement”) with a syndicate of lenders providing for a $250.0 million senior revolving credit facility. The 2010 credit agreement was terminated on March 26, 2012. On March 26, 2012, the Company entered into a new $400.0 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012. In addition, the 2012 credit agreement provides for a $250.0 million senior revolving credit facility, the proceeds of which may be used by the Company for working capital and general corporate purposes, including acquisitions, payment of dividends and repurchases of the Company’s capital stock. On June 5, 2012, the Company borrowed $50.0 million under the senior revolving credit facility to fund the acquisition of Fabreeka.

The 2012 credit agreement matures on March 27, 2017 and is guaranteed by the Company and certain of its subsidiaries. It is also secured by a pledge of a majority of the outstanding stock of a wholly-owned foreign subsidiary. In connection with the termination of the 2010 credit agreement, in the first quarter of 2012 the Company accelerated the recognition of $0.2 million of deferred financing fees related to the unamortized portion of the debt issuance costs associated with lenders who are not parties to the 2012 credit agreement. The remaining unamortized portion of the 2010 debt issuance costs of $1.1 million and the $1.4 million of debt issuance costs related to the 2012 credit agreement are being amortized over the life of the 2012 credit agreement. Loans under the credit agreement bear interest at a floating rate, based on LIBOR plus an applicable margin, and are payable monthly, bimonthly or quarterly in accordance with the terms of the 2012 credit agreement.

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts. The then remaining balance of the term loan matures on March 27, 2017. At March 30, 2013, the Company’s outstanding balance under the term loan was $142.5 million, of which $8.4 million was included in the current portion of long-term debt line and $134.1 million of the term loan was included in the long-term debt line of the balance sheet. At March 30, 2013, the Company’s outstanding balance under the revolver was $30.0 million and was included in the long-term debt line of the balance sheet. Taking into account the borrowings under the revolving credit agreement and $3.3 million of letters of credit issued under the credit agreement, the Company had availability under the 2012 credit agreement of $216.7 million at March 30, 2013.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate the repayment of obligations under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at March 30, 2013.

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

Changes in the carrying value of goodwill for the three months ended March 30, 2013, were as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2013
Goodwill	$57,102	$89,389	$62,532	$209,023
Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$57,102	$89,389	$43,832	$190,323
Effect of foreign currency exchange rate changes	(980)	(421)	0	(1,401)
Balance at March 30, 2013
Goodwill	$56,122	$88,968	$62,532	$207,622
Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$56,122	$88,968	$43,832	$188,922

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.

Other intangible assets are summarized as follows (in thousands):

	March 30, 2013		December 31, 2012
Amortized Intangible Assets	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships and lists	$53,056	$23,978	$53,474	$23,197
Patents and developed technology	8,058	5,049	7,991	4,945
Distributor agreements	374	319	374	310
Product names	320	248	320	243

	$61,808	$29,594	$62,159	$28,695

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Amounts shown below are in thousands.

	March 30, 2013	December 31, 2012
Unamortized Intangible Assets	Carrying Value	Carrying Value
Trademarks and trade names	$15,670	$15,713

Aggregate Intangible Assets Amortization Expense
For the three months ended March 30, 2013		$958
For the three months ended March 31, 2012		$739

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2013		$3,849
For the year ending December 31, 2014		$3,539
For the year ending December 31, 2015		$3,218
For the year ending December 31, 2016		$3,128
For the year ending December 31, 2017		$2,952

(9)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended
Pension Benefits	March 30, 2013	March, 31, 2012
Service cost	$1,069	$825
Interest cost	1,757	1,749
Expected return on plan assets	(2,491)	(2,129)
Amortization of:
Unrecognized net prior service cost	2	2
Unrecognized net actuarial loss	1,236	1,239

Total	$1,573	$1,686

	Three Months Ended
Postretirement Benefits	March 30, 2013	March 31, 2012
Service cost	$22	$20
Interest cost	54	69
Amortization of:
Unrecognized net prior service credit	(74)	(176)
Unrecognized net actuarial gain	(64)	(113)

Total	$(62)	$(200)

(10)	Stock-Based Compensation:

A summary of time vesting restricted stock award information pursuant to the Company’s equity incentive plans for the three months ended March 30, 2013 is as follows:

	Time Vesting	Wtd. Avg.
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2013	299,978	$32.71
Granted	79,350	24.54
Vested	(86,103)	33.92
Canceled	(9,350)	35.09

Outstanding at March 30, 2013	283,875	$29.98

In addition to the time vesting restricted stock shown in the above table, in the first quarter of 2012, the Company granted performance based restricted stock awards under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (the “Plan”). On the grant date, recipients were granted 34,800 restricted shares, which equal the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period, as set out in the award agreement. Partial vesting of a minimum of 50 percent of the target shares will occur in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Awards will be fully vested upon a change of control as required by the Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. In the second quarter of 2012, the Company granted 23,064 performance based restricted shares which will vest at specified levels similar to those granted in the first quarter of 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period which begins in 2013. The target awards were valued at the weighted average grant date stock price of $21.66. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date based on the number of restricted shares that vest. In the first quarter of 2013, the Company granted 38,000 shares of performance based restricted stock valued at the weighted average grant date stock price of $24.54 per share. These awards will vest at specified levels similar to those granted in the first quarter of 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period which begins in 2013. During the first three months of 2013, a total of 2,000 performance based restricted stock awards were canceled. Compensation expense related to all restricted stock awards was $0.6 million and $0.9 million in the first quarter of 2013 and 2012, respectively.

A summary of stock option information pursuant to the Company’s equity incentive plans for the three months ended March 30, 2013 is as follows:

		Wtd. Avg.
	Options	Ex. Price
Outstanding at January 1, 2013	694,500	$28.01
Granted	105,000	24.54
Canceled	(24,577)	20.09
Exercised	(2,423)	14.93

Outstanding at March 30, 2013	772,500	$27.83

Exercisable at March 30, 2013	541,300	$29.46

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted in the first quarter of 2013, the option value was determined using the following weighted average assumptions, which represent the expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.26%
Expected dividend yield	3.26%
Expected life in years	6.5
Expected volatility	36.7%

Compensation expense related to stock options was $0.2 million and $1.1 million in the first quarter of 2013 and 2012, respectively. The amount recorded in the first quarter of 2012 included $0.8 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to a February 2012 amendment of the adjustment provision of the Plan to provide for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options granted under the Plan after the February 2012 amendment require such modification. The weighted average prices in the above table reflect the modification of the exercise price of each option in the first quarter of 2012. An additional $0.2 million of costs associated with this modification of certain options is being recorded over the remaining vesting periods of those options. The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected remaining contractual life in years	5.9
Expected volatility	35.1%

In the year ended December 31, 2012, the Company issued 112,549 shares of common stock associated with the vesting of time vesting restricted stock, and 9,100 shares of common stock associated with the exercise of stock options.

(11)	Taxes:

The effective tax rate for the three months ended March 30, 2013 equaled 28.4 percent compared to 29.0 percent in the three months ended March 31, 2012. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to the effects of foreign earnings in jurisdictions with lower tax rates than in the U.S.

(12)	Acquisition:

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

(13)	Fair Value Measurement:

In 2012, the Company recorded assets and liabilities acquired in its business combination at fair value as more fully described in Notes 8 and 12. The Company’s wind energy related production assets are valued in level three of the fair value hierarchy subsequent to their write down to fair value or fair value less costs to sell, as more fully described in Note 16. The Company had no material non-financial assets or liabilities recorded at fair value at March 30, 2013. The fair value of the Company’s debt is valued in level two of the fair value hierarchy and approximated the carrying value as the debt bears interest at floating rates and the carrying value is repayable at par at any time.

(14)	Impact of Recently Issued Accounting Pronouncements:

In the first quarter of 2013, the Company adopted new accounting guidance requiring the presentation of information about the amounts reclassified out of accumulated other comprehensive income by component for each reporting period, as shown in Note 17. The adoption of this required guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

(15)	Other Matters:

At March 31, 2012, the Company had a net balance of $3.8 million of working capital, principally accounts receivable, invested on behalf of an international wind energy customer. The Company entered into a binding arbitration with the customer to resolve issues related to the working capital and other matters between the parties. In the third quarter of 2012, the arbitration tribunal issued its binding executed final award, which resulted in the Company being awarded $3.9 million related to the accounts receivable owed by the customer to the Company. The arbitration tribunal awarded the customer $4.4 million for recovery of replacement costs of a portion of the bearings supplied by the Company. As a result of the arbitration award, in the third quarter of 2012 the Company recorded a total net charge of $4.0 million related to the ruling which consisted of a $4.4 million charge to cost of sales for the replacement costs, and a reversal of $0.4 million of the previously recorded accounts receivable reserve which was recorded as a reduction in selling, general and administration expense. The Company paid $0.5 million to the customer early in the fourth quarter of 2012 in accordance with the terms of the executed final award. This matter was within the Friction Control Products segment.

(16)	Wind Restructuring:

In the third quarter of 2012, the Company completed a comprehensive evaluation of its wind energy bearings business to align capacity with expected future market needs and decided to restructure this line of business. The decision to restructure this line of business was in response to existing and expected conditions in the wind and military markets resulting from the effects of the global financial crisis, worldwide fiscal austerity, the emergence of new shale gas extraction techniques and continued regulatory uncertainty at that time in the United States. Based on the Company’s evaluation and decision to restructure this line of business, the Company determined that there were indicators of potential impairment to the carrying value of certain assets that became held for sale at September 28, 2012, and the ongoing value of certain long-lived assets to be held and used. The Company performed a recoverability test, assessed the fair value of the assets and determined that the carrying values of certain assets were no longer recoverable and were in fact impaired. The restructuring includes (i) the non-cash impairment of wind energy production equipment in Monterrey, Mexico and Sumter, South Carolina, certain portions of which are held for sale and certain portions of which are held and used to service select wind energy customers; (ii) the consolidation of one of the Company’s three facilities in Sumter, South Carolina, previously devoted to the wind energy and military ground vehicle markets, into other Company operations; and (iii) workforce reductions and realignments in those facilities. In addition, the Company expects to incur costs associated with the shutdown of the Sumter facility and transition costs related to the relocation of certain production capacity. The Company expects that the restructuring will be substantially complete by the end of 2013, potentially subject to continuing efforts to sell equipment and the Sumter, South Carolina facility noted above.

The Company recorded a pre-tax non-cash impairment charge of $43.0 million associated with the wind restructuring. This charge included the reduction of the carrying cost to fair value, less costs to sell, for assets held for sale at September 29, 2012. These held for sale assets include equipment used in the manufacturing of large diameter bearings principally used in the wind energy business. The value of the assets held for sale, which had a net book value of $31.5 million, were written down to fair value, less costs to sell, and are recorded on the balance sheet at a value of $6.5 million. The charge also included the impairment to fair value of certain other equipment used in the manufacturing of large diameter bearings which continues to be held and used. The Company, with the assistance of a third party valuation firm, determined that the market approach was the most appropriate to estimate fair value using comparable sales data when available, or market derived valuation curves where comparable sales data was not available. For building related personal property assets and large over-head cranes, the fair value was determined based on the estimated salvage value. The assets to be held and used, which had a net book value of

$22.8 million, were written down to the assets’ fair value of $4.8 million and remain on the balance sheet in property, plant and equipment, net. The Company also recorded a $1.1 million charge to cost of sales associated with the write down of certain inventory associated with the wind energy business, and a $1.3 million charge to selling, general and administrative expenses associated with the write down of certain accounts receivable associated with the wind energy business. Going forward, the Company evaluates the fair value of the held for sale assets each quarter to determine whether there are indicators of additional impairment or recovery, which could result in additional losses or gains until the assets are sold or disposed. Based on the activity that occurred in the first quarter of 2013, and early in the second quarter of 2013, the Company does not believe that any adjustment to fair value was necessary at March 30, 2013. In addition, each quarter the Company will monitor the assets to be held and used for changes in market conditions that could require additional impairment tests and potentially future impairment charges.

The Company recorded in selling, general and administrative expenses severance costs of approximately $0.4 million in the third quarter of 2012, which were paid in the second half of 2012.

In connection with the shutdown of the Sumter facility noted above, the Company expects to incur a total of approximately $2.5 million to $3 million in equipment relocation costs, employee relocation, employee separation and relocated equipment startup costs, and other costs associated with this program through its expected December 2013 conclusion. The Company incurred $0.6 million of these costs during the first quarter of 2013, and $0.2 million in the fourth quarter of 2012, which were recorded in cost of sales. The wind restructuring is within the Friction Control Products segment.

(17)	Accumulated Other Comprehensive Income (Loss):

The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income for the first quarter ended March 30, 2013 (in thousands):

	Defined benefit pension plans	Defined benefit postretirement benefit plans	Foreign Currency Items	Total
January 1, 2013	$(34,487)	$1,843	$(7,458)	$(40,102)
Other comprehensive income (loss) before reclassifications	0	0	(4,846)	(4,846)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	786	(88)	0	698

Net current period other comprehensive income (loss), net of tax	786	(88)	(4,846)	(4,148)

March 30, 2013	$(33,701)	$1,755	$(12,304)	$(44,250)

The following table illustrates the disclosure of reclassifications out of accumulated other comprehensive income for the first quarter ended March 30, 2013 (in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income in the Three Months Ended March 30, 2013	Affected line item in the statement where net income is presented
Amortization of defined benefit pension plan items	$(1,238)	See footnote below (1)
Amortization of defined benefit postretirement benefit plan items	138	See footnote below (1)
Tax benefit	402	Provision for income taxes

	$(698)	Net of tax

(1)	These accumulated other comprehensive income items are included in the computation of net periodic pension cost and net other postretirement benefit plans cost (See Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of industrial, aerospace, military, alternative energy, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter.

Our performance in the three months ended March 30, 2013 compared to the three months ended March 31, 2012 reflected anticipated decreased wind energy sales partially offset by the inclusion of the results of Fabreeka, a business that we acquired in the second quarter of 2012. Earnings were negatively impacted by the decreased sales and restructuring charges, which were partially offset by favorable product mix, net pricing increases, cost reductions resulting from the wind business restructuring and the existence in the first quarter of 2012 of recapitalization costs.

At March 30, 2013, our current ratio was 4.8 to 1 and working capital totaled $200.0 million. We believe that our current cash position at March 30, 2013 of $65.6 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth.

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

The discussion that follows should be read in conjunction with the unaudited Consolidated Financial Statements (and the Notes thereto), included elsewhere in this report, and our 2012 Annual Report on Form 10-K, particularly “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to assist in understanding our results of operations, financial position, cash flows, capital structure and other relevant financial information.

Results of Operations

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
Dollars in millions, except per share amounts	March 30, 2013	% of Sales	March 31, 2012	% of Sales
Net sales	$110.7	100.0%	$116.5	100.0%
Cost of sales	69.3	62.6%	74.9	64.3%

Gross profit	41.4	37.4%	41.6	35.7%
Selling, general and administrative expenses	25.6	23.2%	24.3	20.8%

Operating income	15.7	14.2%	17.3	14.9%
Interest, net	(0.8)	(0.7)%	(0.3)	(0.2)%

Income before taxes	14.9	13.5%	17.1	14.7%
Provision for income taxes	4.2	3.8%	5.0	4.3%

Net income	$10.7	9.6%	$12.1	10.4%

Earnings per share:
Basic	$0.33		$0.38

Diluted	$0.33		$0.38

Net sales for the three months ended March 30, 2013 were $110.7 million, a decline of $5.8 million, or 5.0 percent, from $116.5 million for the three months ended March 31, 2012. The decrease from the prior year first quarter was primarily the result of an anticipated decline in wind energy product shipments of $14.6 million partially offset by a $7.6 million increase in industrial sales volume. The industrial sales volume increase was primarily due to the inclusion of the results of Fabreeka, which was acquired in the second quarter of 2012. The remaining increase in net sales was a result of a 1.3 percent increase in prices which was partially offset by a $0.3 million unfavorable effect of changes in foreign currency exchange rates.

Gross profit during the first quarter of 2013 decreased $0.2 million or 0.5 percent compared to the first quarter of 2012. Gross profit comparisons were negatively impacted by the $4.8 million effect of net sales volume decreases and $0.6 million of restructuring costs, mostly offset by improved mix of $2.2 million, price increases net of material cost increases of $0.7 million, cost reductions related to our 2012 wind restructuring of $1.6 million, and other net operational efficiencies and cost reductions. Gross margin increased to 37.4 percent in the first quarter of 2013 compared to 35.7 percent in the first quarter of 2012.

Selling, general and administrative expenses were $25.6 million or 23.2 percent of sales during the first quarter of 2013, compared to $24.3 million or 20.8 percent of sales in the first quarter of 2012, with such increase principally due to expenses associated with the operations of Fabreeka. Selling expenses, excluding Fabreeka, were flat. General and administrative expenses, excluding Fabreeka, decreased $1.5 million compared to the first quarter of 2012. The decrease was primarily attributable to the absence in 2013 of $1.1 million in one-time costs associated with the Company’s first quarter 2012 recapitalization.

Operating income was $15.7 million in the first quarter of 2013, compared to $17.3 million in the first quarter of 2012.

During the first quarter of 2013, net interest expense was $0.8 million compared to $0.3 million in the first quarter of 2012. The increase in interest expense relates to interest on debt incurred in 2012 for our first quarter 2012 recapitalization and the financing of the Fabreeka acquisition. As of March 30, 2013, a principal balance of $142.5 million was outstanding on our term loan and $30.0 million was outstanding under our revolving credit facility.

The effective tax rate for the three months ended March 30, 2013 equaled 28.4 percent compared to 29.0 percent in the three months ended March 31, 2012.

Net income for the first quarter of 2013 was $10.7 million, or $0.33 per share on a diluted basis, compared to net income for the first quarter of 2012 of $12.1 million, or $0.38 per share on a diluted basis.

Results of Business Segments

We have two reporting segments: Friction Control Products and Velocity Control Products. Our remaining operating businesses are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	Three Months Ended
Dollars in millions	March 30, 2013	March 31, 2012	% Change
Sales	$51.7	$65.8	-21.5%
Operating income	$7.3	$11.8	-38.3%
Operating margin	14.1%	18.0%

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 30, 2013, sales from our Friction Control Products reporting segment totaled $51.7 million, a decrease of $14.1 million compared to the three months ended March 31, 2012. The decrease was a result of a $14.5 million decrease in sales volume and $0.3 million unfavorable effect of changes in foreign currency exchange rates partially offset by increased pricing of $0.6 million. The volume decrease was primarily the result of an anticipated decline in wind energy product shipments.

During the first quarter of 2013, operating income for the segment decreased $4.5 million compared to the three months ended March 31, 2012, to $7.3 million. This decrease was a result of a $9.4 million effect of the decrease in sales volume, $0.6 million of restructuring costs, and $0.2 million unfavorable effect of changes in foreign currency exchange rates which were partially offset by a $2.8 million favorable change in product mix, a $1.6 million decrease in manufacturing costs related to the wind energy restructuring, increased pricing net of material cost increases of $0.2 million, and other net operational efficiencies and cost reductions.

Velocity Control Products

	Three Months Ended
Dollars in millions	March 30, 2013	March 31, 2012	% Change
Sales	$32.6	$24.3	34.1%
Operating income	$7.5	$5.8	28.5%
Operating margin	23.0%	24.0%

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 30, 2013 sales from our Velocity Control Products reporting segment increased $8.3 million compared to the three months ended March 31, 2012, to $32.6 million. Sales increased due to higher volume of $8.0 million and the $0.3 million favorable impact of increased pricing. The increased volume was due primarily to the inclusion of the results of the Fabreeka business which was acquired in the second quarter of 2012, and improved industrial sales.

During the three months ended March 30, 2013, operating income for the segment compared to the three months ended March 31, 2012, increased $1.7 million to $7.5 million. The increase was a result of the contribution of Fabreeka, the effect of other volume increases and the favorable net pricing impact of $0.3 million.

Other Industrial Products

	Three Months Ended
Dollars in millions	March 30, 2013	March 31, 2012	% Change
Sales	$26.4	$26.4	0.2%
Operating income	$2.1	$1.9	8.5%
Operating margin	7.8%	7.2%

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

First quarter 2013 sales of our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $26.4 million, essentially flat with the first quarter of 2012. The $0.6 million positive effect of increased selling prices was offset by volume decreases of $0.6 million.

Operating income of Other Industrial Products totaled $2.1 million during the three months ended March 30, 2013, compared to $1.9 million in the three months ended March 31, 2012. The increase was due to favorable pricing net of material cost increases of $0.2 million and net cost reductions of $0.5 million partially offset by an unfavorable sales mix impact of $0.5 million and the effect of a decline in volume of $0.2 million.

Liquidity and Capital Resources

Kaydon’s primary capital requirements are to fund our operations, including working capital and capital expansion/improvements, as well as to fund our strategies for growth and increasing shareholder value, including market share initiatives and business development activities. We will continue to invest in growth opportunities while continuously focusing on working capital and operational efficiencies. In addition, we expect to service our debt with cash generated from operations.

At March 30, 2013, our current ratio was 4.8 to 1 and working capital totaled $200.0 million, including $65.6 million of cash and cash equivalents. At December 31, 2012, our current ratio was 5.1 to 1 and working capital totaled $195.8 million, including cash and cash equivalents of $53.6 million.

Net cash from operating activities during the first quarter of 2013 was $26.3 million, compared to first quarter 2012 net cash from operating activities of $6.0 million. The increase in cash from operating activities was primarily due to improved working capital performance. In the first quarter of 2013, we generated cash from the net change in receivables, inventories and trade payables by successfully holding accounts receivable and inventory essentially flat from the prior quarter while increasing accounts payable balances. In the first quarter of 2012, we had a net use of cash from the change in receivables, inventories and trade payables due primarily to increases in inventory and accounts receivables.

Net inventories at March 30, 2013 were $99.3 million, an increase of $1.4 million compared to the $97.9 million of inventory at December 31, 2012. Inventory turns for the three months ended March 30, 2013 equaled 2.8 turns compared to 2.6 turns for the three months ended March 31, 2012.

We closely monitor our accounts receivable and are reasonably assured that the net amount is fully collectible. Additionally, we believe our inventory at March 30, 2013 is fully realizable.

During the first quarters of 2013 and 2012, we paid regular cash dividends of $6.4 million. Dividends were paid at a rate of $0.20 per common share in the first quarter of 2013 and the first quarter of 2012. In addition, a special dividend of $10.50 per common share was paid in the first quarter of 2012, which totaled $336.1 million. Share repurchases in the three months ended March 30, 2013, totaled 27,566 shares for $0.7 million compared to an aggregate of 36,742 shares for $1.2 million in the three months ended March 31, 2012. We believe that our current cash position at March 30, 2013 of $65.6 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth.

On March 26, 2012, we terminated our former 2010 credit agreement and entered into a new $400 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for (i) a $150.0 million senior term loan facility, which the Company borrowed to fund a portion of its $10.50 per common share special dividend paid to shareholders on March 26, 2012, And (ii) a $250.0 million senior revolving credit facility. Under the provisions of the 2012 credit agreement, the Company made term loan repayments in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, and is required to repay the term loan in quarterly installments of $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. The Company expects to service this obligation through cash generated from operations over the period of the 2012 credit agreement. Our term loan balance was $142.5 million at March 30, 2013. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at March 30, 2013. Taking into account the $30.0 million of borrowings under the senior revolving credit facility and $3.3 million of letters of credit issued under the 2012 credit agreement, we had available credit under the 2012 credit agreement of $216.7 million at March 30, 2013.

Outlook

Our performance during the first quarter of 2013 reflects the expected decline in wind energy product sales and the improved operating leverage from the restructuring activities undertaken in 2012 along with the inclusion of the results of Fabreeka, which was acquired in the second quarter of 2012. Looking ahead to the second quarter and the second half of 2013, we anticipate continued gradual improvement in business conditions in our industrial end markets.

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

We continually evaluate the estimates, judgments, and assumptions used to prepare the consolidated financial statements. In general, these estimates are based on historical experience, on information from first party professionals and on various other judgments and assumptions that are believed to be reasonable under the current facts and circumstances. Actual results could differ from our current estimates. Our critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the critical accounting policies disclosed in that report.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the three fiscal months ended March 30, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
January 1 to January 26	27,566	$24.60	27,566	1,141,030
January 27 to February 23	0	0	0	1,141,030
February 24 to March 30	0	0	0	1,141,030

Total	27,566	$24.60	27,566	1,141,030

(1)	On May 6, 2005, the Company’s Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in the open market.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

May 9, 2013	/s/ Timothy J. Heasley
Timothy J. Heasley
Senior Vice President, Chief Financial Officer

May 9, 2013	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer