Form 10-Q
period 2013-06-29
KAYDON CORP
filed 2013-07-25
CIK 740694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013	Commission File No. 1-11333

KAYDON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3186040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 2723 South State Street, Ann Arbor, MI	48104
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding at July 22, 2013 – 32,205,921 shares, $.10 par value.

KAYDON CORPORATION FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAYDON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 29, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$69,937	$53,556
Accounts receivable, net	74,580	71,410
Inventories, net	97,345	97,933
Other current assets	17,189	20,354

Total current assets	259,051	243,253

Property, plant and equipment, net	115,595	121,233
Assets held for sale	7,850	6,530
Goodwill, net	189,196	190,323
Other intangible assets, net	47,201	49,177
Other assets	4,558	4,646

Total assets	$623,451	$615,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$23,713	$15,555
Accrued expenses	24,569	21,539
Current portion long-term debt	8,438	10,313

Total current liabilities	56,720	47,407

Long-term debt	156,250	166,062
Long-term postretirement and postemployment benefit obligations	48,003	48,039
Other long-term liabilities	23,735	22,878

Total long-term liabilities	227,988	236,979

Shareholders’ Equity:
Common stock	3,693	3,693
Paid-in capital	108,713	109,574
Retained earnings	381,560	372,072
Less: Treasury stock	(112,426)	(114,461)
Accumulated other comprehensive income (loss)	(42,797)	(40,102)

Total shareholders’ equity	338,743	330,776

Total liabilities and shareholders’ equity	$623,451	$615,162

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$117,343	$124,373	$228,016	$240,839
Cost of sales	73,751	83,371	143,053	158,238

Gross profit	43,592	41,002	84,963	82,601
Selling, general and administrative expenses	26,379	23,532	52,012	47,796

Operating income	17,213	17,470	32,951	34,805
Interest expense	(896)	(795)	(1,792)	(1,183)
Interest income	74	54	140	179

Income before taxes	16,391	16,729	31,299	33,801
Provision for income taxes	4,704	5,035	8,938	9,986

Net income	$11,687	$11,694	$22,361	$23,815

Earnings per share:
Basic	$0.36	$0.37	$0.70	$0.74

Diluted	$0.36	$0.36	$0.70	$0.74

Dividends declared per share	$0.20	$0.20	$0.40	$10.90

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$11,687	$11,694	$22,361	$23,815
Other comprehensive income (loss), net of tax:

Cumulative currency translation adjustment change in period	755	(5,310)	(4,091)	(997)

Pension and other postretirement benefit plans
Actuarial gain
Amortization to net income of net actuarial gain	1,172	1,127	2,344	2,253
Prior service cost
Amortization to net income of prior service loss	(73)	(174)	(145)	(348)
Income taxes on pension and other postretirement benefit plans	(401)	(358)	(803)	(715)

Total other comprehensive income (loss)	1,453	(4,715)	(2,695)	193

Total comprehensive income	$13,140	$6,979	$19,666	$24,008

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net income	$22,361	$23,815
Adjustments to reconcile net income to net cash from operating activities:

Depreciation	7,736	10,175
Amortization of intangible assets	1,924	1,578
Amortization of stock awards	1,607	1,795
Stock option compensation expense	379	1,335
Excess tax benefits from stock-based compensation	156	(673)
Deferred financing fees	246	470
Contributions to qualified pension plans	(566)	(2,169)
Net change in receivables, inventories and trade payables	4,692	(16,320)
Net change in other assets and liabilities	8,781	3,940

Net cash from operating activities	47,316	23,946

Cash Flows from Investing Activities:
Capital expenditures	(5,023)	(8,122)
Dispositions of property, plant and equipment	711	1,961
Acquisition of business, net of cash acquired	0	(51,567)

Net cash used in investing activities	(4,312)	(57,728)

Cash Flows from Financing Activities:
Cash dividends paid	(12,843)	(348,892)
Purchase of treasury stock	(678)	(1,199)
Proceeds from long-term borrowings	0	200,000
Repayments of long-term borrowings	(11,687)	(1,874)
Debt issuance costs	0	(1,357)
Excess tax benefits from stock-based compensation	(156)	673
Proceeds from exercise of stock options	0	112

Net cash used in financing activities	(25,364)	(152,537)

Effect of exchange rate changes on cash and cash equivalents	(1,259)	(156)

Net increase (decrease) in cash and cash equivalents	16,381	(186,475)
Cash and cash equivalents – Beginning of period	53,556	225,214

Cash and cash equivalents – End of period	$69,937	$38,739

See accompanying notes to consolidated financial statements.

KAYDON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation:

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

The Company considers all highly liquid debt and investment instruments purchased with a maturity of three months or less to be cash equivalents and consist of the following (in thousands):

	June 29, 2013	December 31, 2012
Cash and cash equivalents:
Money market and other short-term funds	$28,129	$11,100
Time deposits, other interest bearing accounts, and other cash	41,808	42,456

Total cash and cash equivalents	$69,937	$53,556

(3)	Inventories:

Inventories consist of the following (in thousands):

	June 29, 2013	December 31, 2012
Raw material	$38,540	$38,410
Work in process	23,701	24,319
Finished goods	35,104	35,204

Total inventories	$97,345	$97,933

(4)	Special Dividend:

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented with amounts in thousands, except per share data:

	Three Months Ended
	June 29, 2013	June 30, 2012
Earnings per share - Basic
Net income	$11,687	$11,694
Less: Net earnings allocated to participating securities – Basic	(110)	(100)

Income available to common shareholders – Basic	$11,577	$11,594
Weighted average common shares outstanding – Basic	31,818	31,755

Earnings per share – Basic	$0.36	$0.37

Earnings per share - Diluted
Net income	$11,687	$11,694
Less: Net earnings allocated to participating securities – Diluted	(110)	(100)

Income available to common shareholders – Diluted	$11,577	$11,594

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,818	31,755
Potential dilutive shares	29	21

Weighted average common shares outstanding – Diluted	31,847	31,776

Earnings per share – Diluted	$0.36	$0.36

	Six Months Ended
	June 29, 2013	June 30, 2012
Earnings per share - Basic
Net income	$22,361	$23,815
Less: Net earnings allocated to participating securities – Basic	(216)	(225)

Income available to common shareholders – Basic	$22,145	$23,590
Weighted average common shares outstanding – Basic	31,815	31,744

Earnings per share – Basic	$0.70	$0.74

Earnings per share - Diluted
Net income	$22,361	$23,815
Less: Net earnings allocated to participating securities – Diluted	(216)	(225)

Income available to common shareholders – Diluted	$22,145	$23,590

Weighted average common shares outstanding – Diluted
Weighted average common shares outstanding – Basic	31,815	31,744
Potential dilutive shares	28	25

Weighted average common shares outstanding – Diluted	31,843	31,769

Earnings per share – Diluted	$0.70	$0.74

Certain options granted to purchase shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Shares excluded	453	581	453	416

(6)	Business Segment Information:

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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
Friction Control Products	$57,074	$71,525	$108,748	$137,328
Velocity Control Products	30,796	24,488	63,383	48,787
Other Industrial Products	29,473	28,360	55,885	54,724

Total consolidated net sales	$117,343	$124,373	$228,016	$240,839

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Operating income
Friction Control Products	$9,278	$10,174	$16,571	$21,993
Velocity Control Products	5,844	5,708	13,352	11,550
Other Industrial Products	3,430	3,020	5,502	4,929

Total segment operating income	18,552	18,902	35,425	38,472

Items not allocated to segment operating income	(1,339)	(1,432)	(2,474)	(3,667)

Interest expense	(896)	(795)	(1,792)	(1,183)
Interest income	74	54	140	179

Income before taxes	$16,391	$16,729	$31,299	$33,801

(7)	Long-term Debt:

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

The Company is obligated to make quarterly principal payments throughout the term of the term loan and has the option to prepay term loan amounts. The then remaining balance of the term loan matures on March 27, 2017. At June 29, 2013, the Company’s outstanding balance under the term loan was $139.7 million, of which $8.4 million was included in the current portion of long-term debt line and $131.3 million of the term loan was included in the long-term debt line of the balance sheet. At June 29, 2013, the Company’s outstanding balance under the revolver was $25.0 million and was included in the long-term debt line of the balance sheet. Taking into account the borrowings under the revolving credit agreement and $3.0 million of letters of credit issued under the credit agreement, the Company had availability under the 2012 credit agreement of $222.0 million at June 29, 2013.

The 2012 credit agreement requires the Company to comply with maximum leverage and minimum interest coverage ratios. In addition, the 2012 credit agreement contains other standard covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, sell assets, incur additional liens, make certain investments, enter into certain transactions with shareholders or affiliates, or enter into speculative hedging obligations. The 2012 credit agreement also includes customary events of default which would permit the lenders to accelerate the repayment of obligations under the 2012 credit agreement if not cured within applicable grace periods. The Company was in compliance with all restrictive covenants contained in the 2012 credit agreement at June 29, 2013.

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

After the Company’s annual July 31 testing date in 2012, the Company recorded substantial asset impairments as part of its wind restructuring as more fully described in Note 16, which reduced the carrying value of the affected reporting unit based on an expected reduction in future cash flows related to the wind business. The affected reporting unit, when tested at July 31 had a fair value that substantially exceeded its carrying value. The Company considered the effect the wind restructuring had on the affected reporting unit’s carrying value and the effect of the reduced future cash flows on its fair value and determined that no interim testing of goodwill was required.

Changes in the carrying value of goodwill for the six months ended June 29, 2013, were as follows (in thousands):

	Friction Control Products	Velocity Control Products	Other Industrial Products	Total
Balance at January 1, 2013
Goodwill	$57,102	$89,389	$62,532	$209,023
Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$57,102	$89,389	$43,832	$190,323
Effect of foreign currency exchange rate changes	(941)	(186)	0	(1,127)
Balance at June 29, 2013
Goodwill	$56,161	$89,203	$62,532	$207,896
Accumulated impairment losses	0	0	(18,700)	(18,700)

Net Balance	$56,161	$89,203	$43,832	$189,196

The accumulated impairment losses include impairment losses of $1.9 million recorded in 2004 and $16.8 million recorded in 2002.

Other intangible assets are summarized as follows (in thousands):

	June 29, 2013		December 31, 2012
Amortized Intangible Assets	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships and lists	$53,289	$24,843	$53,474	$23,197
Patents and developed technology	8,116	5,168	7,991	4,945
Distributor agreements	374	328	374	310
Product names	320	253	320	243

	$62,099	$30,592	$62,159	$28,695

The intangible assets are being amortized at pro rata rates or on a straight-line basis, whichever is appropriate, over their respective useful lives.

Amounts shown below are in thousands.

	June 29, 2013 Carrying Value	December 31, 2012 Carrying Value
Unamortized Intangible Assets
Trademarks and trade names	$15,694	$15,713

Aggregate Intangible Assets Amortization Expense
For the six months ended June 29, 2013		$1,924
For the six months ended June 30, 2012		$1,578

Estimated Intangible Assets Amortization Expense
For the year ending December 31, 2013		$3,849
For the year ending December 31, 2014		$3,539
For the year ending December 31, 2015		$3,218
For the year ending December 31, 2016		$3,128
For the year ending December 31, 2017		$2,952

(9)	Employee Benefit Plans:

The components of net periodic benefit cost (income) are as follows (in thousands):

Pension Benefits	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$1,069	$852	$2,138	$1,677
Interest cost	1,758	1,803	3,515	3,552
Expected return on plan assets	(2,491)	(2,188)	(4,982)	(4,317)
Amortization of:
Unrecognized net prior service cost	1	1	3	3
Unrecognized net actuarial loss	1,236	1,239	2,472	2,478

Total	$1,573	$1,707	$3,146	$3,393

Postretirement Benefits	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$22	$19	$44	$39
Interest cost	54	69	108	138
Amortization of:
Unrecognized net prior service credit	(74)	(175)	(148)	(351)
Unrecognized net actuarial gain	(64)	(112)	(128)	(225)

Total	$(62)	$(199)	$(124)	$(399)

(10)	Stock-Based Compensation:

A summary of time vesting restricted stock award information pursuant to the Company’s equity incentive plans for the six months ended June 29, 2013 is as follows:

	Time Vesting Restricted Stock	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2013	299,978	$32.71
Granted	91,160	24.65
Vested	(86,103)	33.92
Canceled	(10,550)	35.29

Outstanding at June 29, 2013	294,485	$29.77

In addition to the time vesting restricted stock shown in the above table, in the first quarter of 2012, the Company made initial grants of performance based restricted stock awards under the Kaydon Corporation 1999 Long Term Stock Incentive Plan (the “Plan”). On the grant date, recipients were granted 34,800 restricted shares, which equal the target award that will vest upon 100 percent achievement of a designated growth rate of earnings performance goal, over a three year performance period, as set out in the award agreement. Partial vesting of a minimum of 50 percent of the target shares will occur in the case of achievement of 50 percent of the performance goal, at 150 percent achievement of the performance goal a maximum award equal to 200 percent of the target award will vest, and at achievement of less than 50 percent of the performance goal all award shares will be forfeited. Vesting will accelerate as to a portion of the restricted shares under certain circumstances upon the death, disability or retirement at or after age 65 of the holder. Awards will otherwise be forfeited if vesting does not occur or the employee leaves the Company. Dividends on performance based restricted stock awards are calculated when dividends are paid on common stock and the equivalent value will be paid in common stock on the vesting date based on the number of restricted shares that vest. Awards will be fully vested upon a change of control as required by the Plan. The target awards were valued at the weighted average grant date stock price of $35.39. Compensation expense for these awards will be recorded over the three year performance period and will be adjusted as necessary whenever the estimate of the level of achievement of the performance goal is revised. In the second quarter of 2012, the Company granted 23,064 additional performance based restricted shares which will vest at specified levels similar to those granted in the first quarter of 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period beginning in 2013. The target awards were valued at the weighted average grant date stock price of $21.66. In the first quarter of 2013, the Company granted 38,000 shares of performance based restricted stock valued at the weighted average grant date stock price of $24.54 per share. These awards will vest at specified levels similar to those granted in the first quarter of 2012 upon achievement of a designated growth rate of earnings performance goal, over a three year performance period beginning in 2013. During the first six months of 2013, a total of 2,000 performance based restricted stock awards were canceled. Compensation expense related to all restricted stock awards was $1.0 million and $1.6 million in the second quarter and first half of 2013, respectively. Compensation expense related to all restricted stock awards was $0.9 million and $1.8 million in the second quarter and first half of 2012, respectively.

A summary of stock option information pursuant to the Company’s equity incentive plans for the six months ended June 29, 2013 is as follows:

	Options	Wtd. Avg. Ex. Price
Outstanding at January 1, 2013	694,500	$28.01
Granted	142,365	24.81
Canceled	(28,077)	19.09
Exercised	(2,423)	14.93

Outstanding at June 29, 2013	806,365	$27.79

Exercisable at June 29, 2013	555,300	$29.37

Stock options are granted with an exercise price equal to the closing market price of Company common stock on the date of grant. Options granted become exercisable at the rate of 20 percent or 100 percent per year, commencing one year after the date of grant, and options expire ten years after the date of grant. The fair value of each new option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted in the first half of 2013, the option values were determined using the following weighted average assumptions, which represent the expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.13%
Expected dividend yield	3.23%
Expected life in years	6.2
Expected volatility	37.3%

Compensation expense related to stock options was $0.2 million and $0.4 million in the second quarter of 2013 and first half of 2013, respectively. Compensation expense related to stock options was $0.2 million and $1.3 million in the second quarter and first half of 2012, respectively. The amount recorded in the first half of 2012 included $0.8 million in costs associated with the modification of certain options to reduce the exercise price by the amount of the $10.50 per common share special dividend paid on March 26, 2012. This modification was required due to a February 2012 amendment of the adjustment provision of the Plan to provide for mandatory adjustment of awards, including outstanding awards, subject to compliance with Section 409A under the Internal Revenue Code, upon the occurrence of any dividend or other distribution (whether in the form of cash (other than regular, quarterly cash dividends), shares, other securities or other property), changes in the capital or shares of capital stock, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares or other securities of the Company or other extraordinary transaction or event which effects the shares. Such adjustment is made as appropriate to the number and type of shares subject to the award, or the grant, purchase or exercise price of outstanding awards. Previously such adjustments were permitted but were not required under the Plan. All options granted under the Plan after the February 2012 amendment require such modification. The weighted average prices in the above table reflect the modification of the exercise price of each option in the first quarter of 2012. An additional $0.2 million of costs associated with this modification of certain options is being recorded over the remaining vesting periods of those options. The fair value of the modification was estimated using a binomial option-pricing model with the following weighted average assumptions, which reflect current expectations of the risk-free interest rate, expected dividend yield, expected life and using historical volatility to project expected volatility:

Risk-free interest rate	1.35%
Expected dividend yield	2.90%
Expected remaining contractual life in years	5.9
Expected volatility	35.1%

In the year ended December 31, 2012, the Company issued 112,549 shares of common stock associated with the vesting of time vesting restricted stock, and 9,100 shares of common stock associated with the exercise of stock options.

(11)	Taxes:

The effective tax rate for the three months ended June 29, 2013 equaled 28.7 percent compared to 30.1 percent in the three months ended June 30, 2012. The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is due primarily to the effects of foreign earnings in jurisdictions with lower tax rates than in the U.S.

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

In 2012, the Company recorded assets and liabilities acquired in the Fabreeka business combination at fair value as more fully described in Note 12. Certain wind energy related production assets were deemed to be level three assets within the fair value hierarchy upon their write down to fair value or fair value less costs to sell in September 2012, as more fully described in Note 16. The Company had no other material non-financial assets or liabilities recorded at fair value at June 29, 2013. The fair value of the Company’s debt is valued in level two of the fair value hierarchy and approximated the carrying value as the debt bears interest at floating rates and the carrying value is repayable at par at any time.

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

At June 30, 2012, the Company had a net balance of $3.8 million of working capital, principally accounts receivable, invested on behalf of an international wind energy customer. The Company entered into a binding arbitration with the customer to resolve issues related to the working capital and other matters between the parties. In the third quarter of 2012, the arbitration tribunal issued its binding executed final award, which resulted in the Company being awarded $3.9 million related to the accounts receivable owed by the customer to the Company. The arbitration tribunal awarded the customer $4.4 million for recovery of replacement costs of a portion of the bearings supplied by the Company. As a result of the arbitration award, in the third quarter of 2012 the Company recorded a total net charge of $4.0 million related to the ruling which consisted of a $4.4 million charge to cost of sales for the replacement costs, and a reversal of $0.4 million of the previously recorded accounts receivable reserve which was recorded as a reduction in selling, general and administrative expenses. The Company paid $0.5 million to the customer early in the fourth quarter of 2012 in accordance with the terms of the executed final award. This matter was within the Friction Control Products segment.

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

The Company recorded a pre-tax non-cash impairment charge of $43.0 million associated with the wind restructuring. This charge included the reduction of the carrying cost to fair value, less costs to sell, for assets held for sale at September 29, 2012. These held for sale assets include equipment used in the manufacturing of large diameter bearings principally used in the wind energy business. The value of the assets held for sale, which had a net book value of $31.5 million, were written down to fair value, less costs to sell, and were recorded on the balance sheet at a value of $6.5 million. The charge also included the impairment to fair value of certain other equipment used in the manufacturing of large diameter bearings which continues to be held and used. The Company, with the assistance of a third party valuation firm, determined that the market approach was the most appropriate to estimate fair value using comparable sales data when available, or market derived valuation curves where comparable sales data was not available. For building related personal property assets and large over-head cranes, the fair value was determined based on the estimated salvage value. The assets to be held and used, which had a net book value of $22.8 million, were written down to the assets’ fair value of $4.8 million and remain on the balance sheet in property, plant and equipment, net. The Company also recorded a $1.1 million charge to cost of sales associated with the write down of certain inventory associated with the wind energy business, and a $1.3 million charge to selling, general and administrative expenses associated with the write down of certain accounts receivable associated with the wind energy business. Going forward, the Company evaluates the fair value of the held for sale assets each quarter to determine whether there are indicators of additional impairment or recovery, which could result in additional losses or gains until the assets are sold or disposed. In the second quarter of 2013, the Company received proceeds of $0.7 million from the sale of equipment previously recorded as assets held for sale and recorded a gain of $0.1 million on those sales. In addition, assets held for sale increased to $7.9 million at June 29, 2013, due primarily to the addition of certain land and building assets in Sumter, South Carolina which are now closed and are assets held for sale. Based on the activity that occurred in the first half of 2013, the Company does not believe that any adjustment to fair value was necessary at June 29, 2013. In addition, each quarter the Company will monitor the assets to be held and used for changes in market conditions that could require additional impairment tests and potentially future impairment charges.

The Company recorded in selling, general and administrative expenses severance costs of approximately $0.4 million in the third quarter of 2012, which were paid in the second half of 2012.

In connection with the shutdown of the Sumter facility noted above, the Company expects to incur a total of approximately $2.5 million to $3 million in equipment relocation costs, employee relocation, employee separation and relocated equipment startup costs, and other costs associated with this program through its expected December 2013 conclusion. The Company incurred $0.9 million of these costs during the second quarter of 2013, $0.6 million of these costs during the first quarter of 2013, and $0.2 million in the fourth quarter of 2012, which were recorded in cost of sales. The wind restructuring is within the Friction Control Products segment.

(17)	Accumulated Other Comprehensive Income (Loss):

The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income (loss) for the first half ended June 29, 2013 (in thousands):

	Defined benefit pension plans	Defined benefit postretirement benefit plans	Foreign Currency Items	Total
January 1, 2013	$(34,487)	$1,843	$(7,458)	$(40,102)
Other comprehensive income (loss) before reclassifications	0	0	(4,091)	(4,091)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,572	(176)	0	1,396

Net current period other comprehensive income (loss), net of tax	1,572	(176)	(4,091)	(2,695)

June 29, 2013	$(32,915)	$1,667	$(11,549)	$(42,797)

The following table illustrates the disclosure of reclassifications out of accumulated other comprehensive income (loss) for the first half ended June 29, 2013 (in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income in the Six Months Ended June 29, 2013	Affected line item in the statement where net income is presented
Amortization of defined benefit pension plan items	$(2,475)	See footnote below (1)
Amortization of defined benefit postretirement benefit plan items	276	See footnote below (1)
Tax benefit	803	Provision for income taxes

	$(1,396)	Net of tax

(1)	These accumulated other comprehensive income items are included in the computation of net periodic pension cost and net other postretirement benefit plans cost (See Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Kaydon Corporation is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of industrial, military, alternative energy, aerospace, medical and electronic equipment, and aftermarket customers. Demand for our products depends, in part, upon a wide range of general economic conditions, which affect our markets in varying ways from quarter to quarter.

Our performance in the three months ended June 29, 2013 compared to the three months ended June 30, 2012 reflected anticipated decreased wind energy product sales partially offset by the inclusion of the results of Fabreeka, a business we acquired in the second quarter of 2012. Earnings for the second quarter of 2013 were flat compared to the second quarter of 2012 as net cost reductions resulting from the 2012 wind business restructuring and continued operational improvements, net pricing increases, favorable product mix, and decreased due diligence and purchase accounting costs were offset by the effects of decreased volume, increased costs in the second quarter of 2013 related to our wind energy restructuring and incentive compensation accruals, and the receipt of an insurance recovery in the second quarter of 2012.

At June 29, 2013 our current ratio was 4.6 to 1 and working capital totaled $202.3 million. We believe that our current cash position at June 29, 2013 of $69.9 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth. In summary, our future performance will be impacted by general economic conditions, national policy steps regarding renewable energy, national budgets for military expenditures, the overall strength of the manufacturing environment, the success of our efforts to continue to expand operations and improve operating efficiencies, as well as the use of available cash and borrowing capacity for future acquisitions.

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

Results of Operations

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
Dollars in millions, except per share amounts	June 29, 2013	% of Sales	June 30, 2012	% of Sales
Net sales	$117.3	100.0%	$124.4	100.0%
Cost of sales	73.8	62.9%	83.4	67.0%

Gross profit	43.6	37.1%	41.0	33.0%
Selling, general and administrative expenses	26.4	22.5%	23.5	18.9%

Operating income	17.2	14.7%	17.5	14.0%
Interest, net	(0.8)	(0.7%)	(0.7)	(0.6%)

Income before taxes	16.4	14.0%	16.7	13.5%
Provision for income taxes	4.7	4.0%	5.0	4.0%

Net income	$11.7	10.0%	$11.7	9.4%

Earnings per share:
Basic	$0.36		$0.37

Diluted	$0.36		$0.36

Amounts and percentages in the above table may not total due to rounding.

Net sales for the three months ended June 29, 2013 were $117.3 million, down $7.0 million, or 5.7 percent from $124.4 million for the three months ended June 30, 2012. The decrease from the prior year second quarter was primarily the result of the anticipated decline in wind energy product shipments of $14.3 million partially offset by a $4.5 million net increase in other sales volume. The other sales volume increase was primarily due to the inclusion of the results of Fabreeka, which was acquired in the second quarter of 2012. The remaining increase in net sales was a result of a 2.3 percent increase in prices.

Gross profit for the second quarter of 2013 increased $2.6 million from the second quarter of 2012. The increase in gross profit resulted from price increases net of material cost increases of $2.3 million, favorable sales mix of $2.1 million, and cost reductions of $2.4 million partially offset by $3.5 million effect of net sales volume decreases and $0.9 million of restructuring costs. Gross margin increased to 37.1 percent in the second quarter of 2013, compared to 33.0 percent in the second quarter of 2012.

Selling, general and administrative expenses were $26.4 million or 22.5 percent of sales during the second quarter of 2013, compared to $23.5 million or 18.9 percent of sales in the second quarter of 2012, with such increase principally due to expenses associated with the operations of Fabreeka, acquired in early June 2012. Selling expenses, excluding Fabreeka, increased $0.3 million primarily attributable to costs supporting our continued focus on global sales and marketing initiatives to increase revenue. General and administrative expenses, excluding Fabreeka, increased $0.6 million compared to the second quarter of 2012. A $1.3 million increase in incentive compensation accruals and the absence of $0.7 million of income associated with an insurance claim recovery received in the second quarter of 2012 was partially offset by a $1.1 million decrease in due diligence and purchase accounting costs.

Our operating income was $17.2 million or 14.7 percent of sales in the second quarter of 2013, compared to $17.5 million or 14.0 percent of sales in the second quarter of 2012.

During the second quarter of 2013, net interest expense was $0.8 million, compared to net interest expense of $0.7 million for the second quarter of 2012. As of June 29, 2013, a balance of $139.7 million was outstanding on our term loan and $25 million was outstanding under our revolving credit facility.

The effective tax rate for the three months ended June 29, 2013 equaled 28.7 percent compared to 30.1 percent in the three months ended June 30, 2012. The lower tax rate is primarily due to the incurrence of non-deductible acquisition related costs in 2012.

Net income for the second quarter of both 2013 and 2012 was $11.7 million, or $0.36 per share on a diluted basis.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
Dollars in millions, except per share amounts	June 29, 2013	% of Sales	June 30, 2012	% of Sales
Net sales	$228.0	100.0%	$240.8	100.0%
Cost of sales	143.1	62.7%	158.2	65.7%

Gross profit	85.0	37.3%	82.6	34.3%
Selling, general and administrative expenses	52.0	22.8%	47.8	19.8%

Operating income	33.0	14.5%	34.8	14.5%
Interest, net	(1.7)	(0.7%)	(1.0)	(0.4%)

Income before taxes	31.3	13.7%	33.8	14.0%
Provision for income taxes	8.9	3.9%	10.0	4.1%

Net income	$22.4	9.8%	$23.8	9.9%

Earnings per share:
Basic	$0.70		$0.74

Diluted	$0.70		$0.74

Amounts and percentages in the above table may not total due to rounding.

Net sales during the first six months of 2013 decreased $12.8 million or 5.3 percent compared to the first six months of 2012. The decrease from the prior year was primarily the result of the anticipated decline in wind energy product shipments of $28.9 million partially offset by a $12.0 million net increase in other sales volume. The other sales volume increase was primarily due to the inclusion of the results of Fabreeka, which was acquired in the second quarter of 2012. The remaining increase in net sales was a result of a 1.8 percent increase in prices.

Gross profit for the first six months of 2013 of $85.0 million increased $2.4 million from the first six months of 2012. The increase in gross profit resulted from cost reductions of $4.3 million, favorable sales mix of $4.4 million, price increases net of material cost increases of $3.0 million partially offset by the $8.2 million effect of net sales volume decreases and $1.5 million of restructuring costs.

Selling, general and administrative expenses were $52.0 million or 22.8 percent of sales during the first six months of 2013, compared to $47.8 million or 19.8 percent of sales in the first six months of 2012, with such increase principally due to expenses associated with the operations of Fabreeka. Selling expenses, excluding Fabreeka, increased $0.3 million primarily attributable to costs supporting our continued focus on global sales and marketing initiatives to increase revenue. General and administrative expenses in the first six months of 2013, excluding Fabreeka, decreased $1.0 million from the prior year. The decrease was primarily attributable to the absence of one-time costs of $1.1 million associated with our 2012 recapitalization, a $1.1 million decrease in due diligence and purchase accounting costs, a decrease of $0.4 million in arbitration and other restructuring costs, and net decreased other costs of $1.0 million. These cost decreases were partially offset by increased incentive compensation accruals of $1.9 million, and the absence of $0.7 million of income associated with an insurance claim recovery in 2012.

Our operating income was $33.0 million or 14.5 percent of sales in the first six months of 2013 compared to $34.8 million also 14.5 percent of sales in the first six months of 2012.

Net interest during the first six months of 2013 was $1.7 million of expense compared to $1.0 million of expense in the first six months of 2012. Current year-to-date interest expense of $1.8 million was partially offset by $0.1 million of interest income. This compares to $1.2 million of interest expense which was partially offset by $0.2 million of interest income for the first six months of the prior year. The increase in interest expense relates to interest on borrowings to fund our first quarter 2012 recapitalization and the Fabreeka acquisition. As of June 29, 2013, a balance of $139.7 million was outstanding on our term loan and $25 million was outstanding under our revolving credit facility.

The effective tax rate for the first six months of 2013 equaled 28.6 percent compared to 29.5 percent in the first six months of 2012. The decrease is primarily due to non-deductible acquisition related costs in 2012.

Net income for the first six months of 2013 was $22.4 million, or $0.70 per share on a diluted basis, as compared to net income for the first six months of 2012 of $23.8 million, or $0.74 per share on a diluted basis.

Results of Business Segments

We have two reporting segments: Friction Control Products and Velocity Control Products. Our remaining operating businesses are combined and disclosed as “Other Industrial Products.” Sales between reporting segments are not material. Items not allocated to segment operating income include certain amortization and corporate administrative expenses.

Friction Control Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Sales	$57.1	$71.5	(20.2%)	$108.7	$137.3	(20.8%)
Operating Income	$9.3	$10.2	(8.8%)	$16.6	$22.0	(24.7%)
Operating Margin	16.3%	14.2%		15.2%	16.0%

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 29, 2013, sales from our Friction Control Products reporting segment totaled $57.1 million, a decrease of $14.5 million compared to the three months ended June 30, 2012. The decrease was a result of a $15.1 million decrease in sales volume and a $0.3 million unfavorable effect of changes in foreign currency exchange rates partially offset by increased pricing of $0.9 million. The sales volume decrease was primarily due to the anticipated $14.3 million decline in wind energy product shipments.

During the second quarter of 2013, operating income for the segment decreased $0.9 million compared to the three months ended June 30, 2012. This decrease was a result of a $6.6 million effect of the sales volume decrease, $0.9 million of restructuring costs and the absence of $0.7 million of income associated with an insurance recovery in the prior second quarter, which were partially offset by a $3.1 million favorable change in product mix, a $1.7 million decrease in manufacturing costs related to the wind energy restructuring, increased pricing net of material cost increases of $0.9 million, and other net operational efficiencies and cost reductions.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 29, 2013, sales from our Friction Control Products reporting segment totaled $108.7 million, a decrease of $28.6 million compared to the six months ended June 30, 2012. The decrease was a result of a $29.6 million decrease in sales volume, $0.6 million unfavorable effect of changes in foreign currency exchanges rates which were partially offset by increased pricing of $1.6 million. The sales volume decrease was due primarily to the anticipated $28.9 million decline in wind energy product shipments.

During the first six months of 2013, operating income for the segment decreased $5.4 million compared to the six months ended June 30, 2012. This decrease was a result of a $16.0 million effect of the decreases in sales volume, $1.4 million of restructuring costs and $0.7 million of income associated with an insurance recovery in the prior year which were partially offset by a $5.9 million favorable change in product mix, a $3.3 million decrease in manufacturing costs related to the wind energy restructuring, increased pricing net of material cost increases of $1.1 million and other net operational efficiencies and cost reductions.

Velocity Control Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Sales	$30.8	$24.5	25.8%	$63.4	$48.8	29.9%
Operating income	$5.8	$5.7	2.4%	$13.4	$11.6	15.6%
Operating Margin	19.0%	23.3%		21.1%	23.7%

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 29, 2013, sales from our Velocity Control Products reporting segment were $30.8 million, an increase of $6.3 million compared to the three months ended June 30, 2012. Sales increased due to increased volume of $5.7 million, the $0.4 million favorable impact of increased pricing and $0.2 million favorable effect of changes in foreign currency exchange rates. The increased volume was due primarily to the inclusion of the results of the Fabreeka business which was acquired in the second quarter of 2012, and improved industrial sales.

During the three months ended June 29, 2013, operating income for the segment compared to the three months ended June 30, 2012, increased $0.1 million to $5.8 million. The increase was a result of the contribution of Fabreeka and the effect of other volume increases, which were partially offset by unfavorable changes in product mix, increased incentive compensation accruals and increased spending on sales promotion.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 29, 2013 sales from our Velocity Control Products reporting segment were $63.4 million compared to $48.8 million for the six months ended June 30, 2012. Sales increased due to increased volume of $13.7 million, the $0.7 million favorable impact of increased pricing and $0.2 million favorable effect of changes in foreign currency exchange rates. The increased volume was due primarily to the inclusion of the results of the Fabreeka business which was acquired in the second quarter of 2012, and improved industrial sales.

During the first six months of 2013, operating income equaled $13.4 million, an increase of $1.8 million compared to the six months ended June 30, 2012. The increase was a result of the contribution of Fabreeka, the effect of other volume increases and favorable net pricing which were partially offset by increased incentive compensation accruals and spending on sales promotion.

Other Industrial Products

	Three Months Ended			Six Months Ended
Dollars in millions	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Sales	$29.5	$28.4	3.9%	$55.9	$54.7	2.1%
Operating income	$3.4	$3.0	13.6%	$5.5	$4.9	11.6%
Operating Margin	11.6%	10.6%		9.8%	9.0%

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

Second quarter 2013 sales of our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $29.5 million, compared to $28.4 million in the second quarter of 2012. The increase in sales was a result of $1.6 million increased selling prices partially offset by a $0.5 million decrease in volume.

Operating income of Other Industrial Products totaled $3.4 million during the three months ended June 29, 2013, compared to $3.0 million in the three months ended June 30, 2012. The increase was due to favorable pricing net of material cost increases of $0.6 million and net cost reductions of $0.4 million partially offset by an unfavorable sales mix impact of $0.6 million.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

Sales for the first six months of 2013 for our remaining businesses, which are combined and shown above as Other Industrial Products, totaled $55.9 million, compared to $54.7 million in the first six months of 2012. The increase in sales was a result of favorable pricing of $2.2 million partially offset by decreased sales volume.

Operating income of Other Industrial Products totaled $5.5 million during the first six months of 2013, compared to $4.9 million in the first six months of 2012. The increase was due to favorable net cost reductions of $1.0 million and pricing net of material cost increases of $0.9 million partially offset by an unfavorable sales mix impact of $1.2 million.

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

At June 29, 2013, our current ratio was 4.6 to 1 and working capital totaled $202.3 million, including $69.9 million of cash and cash equivalents. At December 31, 2012, our current ratio was 5.1 to 1 and working capital totaled $195.8 million, including cash and cash equivalents of $53.6 million.

Net cash from operating activities during the first six months of 2013 was $47.3 million, compared to the first six months of 2012 net cash from operating activities of $23.9 million. The increase in cash from operating activities was primarily due to improved working capital performance. In the first half of 2013, we generated cash from the net change in receivables, inventories and trade payables by successfully holding inventory essentially flat from the end of 2012 while increasing accounts payable balances. In the first half of 2012, we had a net use of cash from the net change in receivables, inventories and trade payables due primarily to an increase in accounts receivable.

Net inventories at June 29, 2013 were $97.3 million, a decrease of $0.6 million compared to the $97.9 million of inventory at December 31, 2012, and a decrease of $2.0 million compared to March 31, 2013. Inventory turns at June 29, 2013 equaled 3.0 turns compared to 2.9 turns at June 30, 2012.

We closely monitor our accounts receivable and are reasonably assured that the net amount is fully collectible. Additionally, we believe that our inventory at June 29, 2013 is fully realizable.

During the second quarters of 2013 and 2012, we paid regular cash dividends of $6.4 million. Dividends were paid at a rate of $0.20 per common share in the second quarter of 2013 and the second quarter of 2012. Regular dividends paid in the first half of 2013 and the first half of 2012 totaled $12.8 million. In addition, a special dividend of $10.50 per common share was paid in the first quarter of 2012 which totaled $336.1 million. There were no share repurchases in the second quarter of 2013 or the second quarter of 2012. First half of 2013 share repurchases totaled 27,566 shares for $0.7 million compared to an aggregate of 36,742 shares for $1.2 million in the first half of 2012. We believe that our current cash position at June 29, 2013 of $69.9 million along with our future cash flows from operations and our borrowing capacity are adequate to fund our operational needs as well as our strategies for future growth.

On March 26, 2012, we terminated our former 2010 credit agreement and entered into a new $400 million credit agreement (the “2012 credit agreement”) with a syndicate of lenders providing for a $150.0 million senior term loan facility, which we borrowed to fund a portion of our $10.50 per common share special dividend paid to shareholders on March 26, 2012. Under the provisions of the 2012 credit agreement, we are required to repay the term loan in quarterly installments of $1,875,000 each quarter from June 2012 to March 2013, of $2,812,500 per quarter from June 2013 to March 2014, and $3,750,000 each quarter from June 2014 to March 2016, with the balance due on March 27, 2017. We expect to service this obligation through cash generated from operations over the term of the 2012 credit agreement. The 2012 credit agreement also provides for a $250.0 million senior revolving credit facility. The revolving credit facility provides for borrowings by the Company and our subsidiaries for working capital and other general corporate purposes, including acquisitions. The 2012 credit agreement requires us to comply with maximum leverage and minimum interest coverage ratios. We were in compliance with all restrictive covenants contained in the 2012 credit agreement at June 29, 2013. On June 5, 2012, we borrowed $50.0 million under the senior revolving credit agreement to fund our acquisition of Fabreeka. Taking into account the borrowings under the revolving credit agreement and $3.0 million of letters of credit issued under the 2012 credit agreement, we had availability under the 2012 credit agreement of $222.0 million at June 29, 2013.

Outlook

Our performance during the first half of 2013 reflects the expected decline in wind energy product sales and the improved operating leverage from the restructuring activities undertaken in 2012 along with the inclusion of the results of Fabreeka, which was acquired in the second quarter of 2012. Looking ahead to the second half of 2013, we anticipate continued gradual improvement in business conditions in our industrial end markets.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1*	Amendment to 1999 Long-Term Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2013 and incorporated herein by reference)

10.2*	Kaydon Corporation 2013 Non-Employee Directors Equity Plan (previously filed as Exhibit 10.1 to the Company’s S-8 Registration Statement filed May 8, 2013 and incorporated herein by reference)

10.3*	Form of 2013 Non-Employee Directors Equity Plan Restricted Stock Agreement (previously filed as Exhibit 10.2 to the Company’s S-8 Registration Statement filed May 8, 2013 and incorporated herein by reference)

10.4*	Form of 2013 Non-Employee Directors Equity Plan Non-Statutory Stock Option Agreement (previously filed as Exhibit 10.3 to the Company’s S-8 Registration Statement filed May 8, 2013 and incorporated herein by reference)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

Those exhibits with an asterisk (*) designate the Company’s management contracts or compensatory plans or arrangements required to be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYDON CORPORATION

July 25, 2013	/s/ Timothy J. Heasley
Timothy J. Heasley
Senior Vice President, Chief Financial Officer

July 25, 2013	/s/ Laura M. Kowalchik
Laura M. Kowalchik
Vice President, Chief Accounting Officer